Form 10-Q
period 2014-03-31
NightFood Holdings, Inc.
filed 2014-05-20
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-193347

NightFood Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

85 Parkview Road Elmsford, New York	10523
(Address of Principal Executive Offices)	(Zip Code)

                     888-888-6444

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 20, 2014, the registrant had outstanding 25,108,560 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

NightFood Holdings, Inc.

Financial Statements

For the three and nine month period ended

March 31, 2014 and March 31, 2013

Financial Statements
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4 to F-5
Notes to Financial Statements	F-6 to F-7

NightFood Holdings, Inc.

CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2014 (Unaudited)	2013
ASSETS

Current assets :
Cash	$10,748	$913
Accounts receivable ( net of allowance of $0 and $0, respectively)	37	37
Other current assets	20,000	-
Total current assets	30,785	950
Total assets	$30,785	$950

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,737	$10,907
Accrued interest expense -related party	34,352	26,162
Short-term borrowings	3,575	4,204
Advance- related party	22,350	-
Short-term borrowings-related party	134,517	134,517
Total current liabilities	207,531	175,790

Long term borrowings	11,805	13,603

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized 24,408,560 and 20,000,000 issued and outstanding as of March 31,2014 and June 30, 2013, respectively	24,409	20,000
Additional paid in capital	1,077,038	19,307
Accumulated deficit	(1,289,998)	(227,750)
Total stockholders' deficit	(188,551)	(188,443)
Total Liabilities and Stockholders' Deficit	$30,785	$950

The accompanying notes are an integral part of these unaudited financial statements.

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	three months ended	three months ended
	March 31, 2013	March 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$147	$1,238

Operating expenses
Cost of product sold	25	-
Professional fees	1,030,725	180
Selling, general and administrative	6,157	3,790
Total operating expenses	1,036,907	3,970

Loss from operations	(1,036,760)	(2,732)

Interest expense - bank debt	329	356
Interest expense - related party	2,690	2,599
Total interest expense	3,019	2,955

Provision for income tax	-	-

Net loss	$(1,039,779)	$(5,687)

Basic and diluted net loss per common share	$(0.04)	$(0.00)

Weighted average shares of capital outstanding - basic	24,278,921	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	nine months ended	nine months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$1,456	$4,946

Operating expenses
Cost of product sold	25	1,845
Professional fees	1,045,801	3,770
Selling, general and administrative	8,607	7,917
Total operating expenses	1,054,433	13,532

Loss from operations	(1,052,977)	(8,586)

Interest expense - bank debt	1,081	1,127
Interest expense - related party	8,191	7,819
Total interest expense	9,271	8,947

Provision for income tax	-	-

Net loss	$(1,062,248)	$(17,533)

Basic and diluted net loss per common share	$(0.05)	$(0.00)

Weighted average shares of capital outstanding - basic	22,322,273	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2014 (Unaudited)	For the nine months ended March 31, 2013 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,062,248)	$(17,533)

Adjustments to reconcile net loss to net cash used for operations:
Stock issued for services	1,019,640	-
(Increase) in accounts receivable	-	(9)
Decrease in inventory	-	1,665
(Increase) in other current assets	(20,000)	-
Increase in accounts payable	1,830	4,876
Increase in accrued expenses	8,191	7,820
Net cash used by operating activities	(52,588)	(3,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	42,500	-
Short-term borrowings-related party	22,350	5,500
Repayment of Short-term debt	(2,427)	(2,380)
Net cash provided by financing activities	62,423	3,120

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,835	(62)

Cash and cash equivalents, beginning of period	913	897
Cash and cash equivalents, end of period	$10,748	$835

Interest paid	$1,081	$1,127
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NightFood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Basis of Presentation

•

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

•

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended June 30, 2013, and notes thereto included in the Company’s Form S-1 Registration Statement.  The Company follows the same accounting policies in the preparation of consolidated interim reports.

•

Results of operations for the interim periods are not indicative of annual results.

2.  Recent Accounting Pronouncements

•

The Company has assessed all newly issued accounting pronouncements released during the quarters ended March 31, 2014 and 2013, and have found none of them to have a material impact on the Company’s financial statements.

3.  Going Concern

•

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

•

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.  Short Term Borrowings

On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

Interest expense for the nine month periods ended March 31, 2014 and 2013, totaled $1,081 and $1,127, respectively.

5.  Capital Stock Activity

The Company has One Hundred One Million (101,000,000) of authorized shares 100,000,000 of common stock and 1,000,000 shares of blank check preferred and no other class of Shares authorized.

The Company has 24,408,560 shares of Common Stock issued and outstanding.

During the third quarter ended March 31, 2014 the company issued 40,000 shares of its common stock for cash to one individual for an aggregate total of $10,000 and recorded 4,078,560 shares of our common stock issued for services provided to five separate consulting entities..

Dividends

•

The Company has never issued dividends.

Warrants

•

The Company has never issued any warrants.

Options

•

The Company has never issued options.

6.  Advances by Affiliates

•

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $22,350 during the nine months ended March 31, 2014, to supplement the Company’s working capital these advances are recorded in the line item; Advance- related party. The balances are included in short term borrowings – related party balances of $134,517 and 134,517 at March 31, 2014 and June 30, 2013, respectively, is a Note is repayable to Mr. Folkson upon Mr.  Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson may not demand repayment of the Note until the Company is profitable, and in a positive cash flow position. At that time, Mr. Folkson may demand repayment. Company agrees to make payments equal to 10% of the monthly positive cash flow of the Company until balance is paid in full.

•

Included in advance- related party is $22,350 which is a short term advance to the company of which $15,000 was remitted back to Mr. Folkson during the fourth quarter with the balance expected to be repaid prior to the close of 2014 fiscal year.

Imputed interest expense accrued on the note payable to Mr. Folkson totaled $8,191 and $7,819 for the nine months ended March 31, 2014 and 2013, respectively.

7.  Subsequent Events

•

Management of the Company has assessed all significant subsequent events through the date upon which the financial statements first became available for public release.

•         The Company during the months of April and May 2014 issued 352,000 shares of its common stock to seven individual investors generating proceeds of $88,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in the “Risk Factor” section.

OVERVIEW

We are a nutritional food development, manufacturing and distribution company relying on having developed the product and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening snacks.  We have conducted a beta launch of our product but have lacked the capital resources to operate on a regular basis.  Our plan is to raise capital through loans and sales of our stock and management believes that becoming a public company will enhance those efforts, although we can give no assurance that these efforts will be successful.  Our goal is to move beyond a beta marketing of our product(s) into regular production and sales on a continual basis.

DEVELOPMENT PLANS

We are in a developmental stage.  Implementing our planned business operation is dependent on our ability to raise between $400,000 and $1,000,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and the like.

Our plan is to utilize such capital we raise as follows:

Our plan is to utilize such capital we raise as follows:	If a Net of $400,000 is Raised	If a Net of $1,000,000 is Raised
Inventory	$ 50,000	$ 100,000
Salaries	$ 120,000	$ 200,000
Marketing	$ 200,000	$ 500,000
Rent	$ 10,000	$ 10,000
Working Capital	$ 30,000	$ 200,000

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions.  Until we raise additional funds we will continue operations at approximately our current levels.  In addition, being a public company will cost us approximately $20,000 a year in professional and other fees.  We will continue to rely on advances from Mr. Folkson, as required, to meet these obligations.  However, Mr. Folkson has not entered into a written agreement with us to provide any financial support.  Our plan is to complete a private capital raise in the next 12 months, but we do not have any present commitments for raising any capital.

INFLATION

Inflation can be expected to have an impact on our operating costs.  A prolonged period of inflation could cause a general economic downturn and negatively impact our results.  However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2014 and MARCH  31, 2013.

Our present operations are constrained by our limited capital.  We anticipate raising additional capital to fund operations as set forth above in “Development Plans”.  Throughout the Q3 of both FY 2014 and Q2 of FY 2013 we had a limited inventory of product remaining from our 2010 test production run.  All of inventory has now past its “best used by” date.  All sales in both periods were made to a limited number of persons who had placed recurring orders and had not cancelled them.  Accordingly, our revenues declined from $1,238 in Q3 of FY 2013 to $147 in Q3 of FY 2014 as inventories were depleted and we did not make an active marketing effort during either quarter.

Our operating expenses in Q3 of FY 2014 increased greatly over Q3 of FY 2013 largely due to expenses related to our becoming a public company including accounting fees. Accordingly, despite a continued period of reduced overall activity, our net loss increased to $(20,139) in Q3 of 2014from $(5,867) in Q3 of FY 2013.  We do not believe that these results provide a meaningful indication of our results once we are able to produce additional product and actively market the same.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2014, we had cash on hand of $10,748.  We have relied on cash advances from Mr. Folkson to fund our operations, but Mr. Folkson has lent the Company $134,517 and is not in a position to make further advances to the Company.  In much of the quarter ended March 31, 2014, we have were unable to raise additional capital due to the pendency of our registration statement.  Since our registration statement was ordered effective on March 24, 2014 we have raised $97,500 through sales of our common stock under Regulation D.  We  believe that cash on hand is adequate to satisfy our ongoing working capital needs during Fiscal Year 2014. Our primary objectives remain managing liquidity and cash flows to expand our business.  We anticipate producing additional product during the current quarter.

OFF BALANCE SHEET ARRANGEMENTS

None

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Sales are recorded when products are shipped to customers and/or when services are provided.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant.  We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting standards that are expected to have a material impact on our results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013.

Item 4.  Controls and Procedures.

See Item 4(T) below.

Item 4(T).  Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C.  78a,  et seq.  ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2014 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2014, we sold an aggregate of 40,000 shares of common stock at $0.25 per share to one investor in a private offering under Regulation D.  this investor indicated their investment intent and the certificates, when issued, will bear an appropriate legend reflecting their lack of registration under the Securities Act of 1933, as amended.  The proceeds of this sale will be used as working capital to help fund product production and marketing.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
NOTE In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NightFood Holdings, Inc.

May 20, 2014	By: /s/ Sean Folkson Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)