Form 10-K
period 2014-06-30
NightFood Holdings, Inc.
filed 2014-09-29
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2014

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 333-193347

NIGHTFOOD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

520 White Plains Road- Suite 500 Tarrytown, New York	10591
(Address of Principal Executive Offices)	(Zip Code)

212-828-8275

(Registrant's telephone number, including area code)

85 Parkview Road, Elmsford, NY 10523

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014:  NA.

As of June 30, 2014, the issuer had 25,130,560 shares of its common stock issued and outstanding, par value $0.001 per share.

PART I

Forward-Looking Information

Certain statements made in this Annual Report involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to business support services and outsourced business processes, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Plan of Operations.”

ITEM 1.  BUSINESS

NightFood Holdings, Inc. (“we”, “us” “the Company” or “NightFood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York corporation (the “Subsidiary”) from its sole shareholder, Sean Folkson.  All of our operations are conducted by the subsidiary.  We are in the business of manufacturing, marketing and distributing a functional food line of snacks that are suitable for evening consumption and which may provide the nutritional foundation for better sleep. A large number of Americans consume nighttime snacks that are high in sugar, fat, and calories; such snacks can impair sleep and also impair health in general.  Management believes that our products are unique in the functional food industry and that there is a substantial market for our products.  We are in the process of establishing distribution channels for these products.  Our offices are located at 520 White Plains Road – Suite 500, Tarrytown, New York  10591 and our telephone number is (212) 828-8275. We maintain a web site at www.nightfood.com.  Any information that may appear on our web site should not be deemed to be a part of this report.

Industry Overview

We are an early-stage company that is seeking to establish a market within the functional food industry by offering a line of snack foods that are appropriate for evening consumption.  Based on available figures for 2013 published by SymphonyIRI Group, American consumers spend over $50 Billion annually on snacks consumed at night, and this figure continues to grow.  A majority of adults are trying to eat foods and snacks that they understand will prevent or manage health problems and 37% of consumers are willing to pay more for foods with perceived health benefits.  Moreover, industry data indicates that the most popular nighttime snack choices include products and categories that are traditionally considered high in calories, and “unhealthy” options, such as cookies, salty snacks (chips & popcorn), ice cream, and candy.

Our Products, Present and Proposed

NightFood nutrition bars are made from commercially available ingredients and a proprietary combination of other components in a proprietary process. NightFood bars will be merchandised in a 6-pack. At retail, they will typically be merchandised open, so the consumer can purchase an individual bar, or an entire box of 6.  The SRP on an individual bar is $2.49. NightFood® is the first product positioned as a healthier & better alternative to other convenient nighttime snack options.  Compared to the existing popular options, each 140 calorie NightFood® bar is specially formulated to satisfy late-night cravings, tackle nighttime hunger, and support better quality sleep on fewer calories, and with a healthier, more sleep-friendly nutritional profile.  We believe that NightFood® bars are an optimal after-dinner snack in terms of composition and calories. In addition , the bars contain a clinically proven bioactive ingredient called Chocamine® (a patented natural cocoa extract that promotes satiety and craving satisfaction, while also providing the health and relaxation benefits of chocolate without the caffeine, fat, calories, and sugars).

Depending upon the success of the NightFood® bar and our available resources, we intend to expand our product line to include formulations with and without sleep aiding bioactive ingredients, and a healthy nighttime snack product specifically for children, and perhaps into different food formats.

Production

We have utilized contract manufacturers for producing our products.  These include Noble Foods for product manufacture, Empress Label and Stuart Packaging for our packaging, and ShipRight Solutions for our warehousing and fulfillment.  We consider our relations with each of these suppliers to be good.  We also believe that the nature of the market for these services ensures that if we were required to find an alternate supplier for any of these services, we could do so on similar terms.

Marketing & Distribution

In August, 2014, The Company secured an initial purchase order from a major national specialty retail chain, focusing on nutritional products and supplements.   Under this agreement, this major retail chain will launch NightFood bars into approximately 900 of their US locations during the month of September, 2014.  The Company is also involved in discussions for product distribution with other major retail chains in the specialty nutrition space, as well as mass drug.

Competition

The nutritional/snack food business is highly competitive and includes such participants as large companies like Nabisco, Keebler, Kellogg’s and Quaker Oats and more specialized companies such as Cliff Bar and many smaller companies.  Many of these competitors have well established names and products.  While there are companies currently marketing traditional-type snacks laced with sleep aids such as melatonin, management is not aware of any competitor offering snacks optimized for healthier or better nighttime nutrition and sleep support.  We will initially compete based upon the unique nature of our product.  However, other companies, including those with greater name recognition than us and greater resources may seek to introduce products that directly compete with our products.  Management believes that if a competitor sought to develop a competing product, it could do so and begin to establish retail distribution in 12-24 months.

Inventory

We started fiscal 2014 with limited inventory.  A minimum run of NightFood bars costs approximately $50,000 to begin the inventory cycle. As cash became available for inventory procurement, we were able to do a full production run of our Cookies n’ Dreams flavor bars.  The finished bars became available for distribution during the first week of June, 2014.  This initial production run provided product in hand to enhance our sales efforts with our targeted retailers to secure purchase orders.  As we began consummating these purchase orders, we proceeded to initiate a full production run of our second flavor (Midnight Chocolate Crunch).  This was obligatory as the retailer wanted a minimum of two flavors to place on their shelves, as is common in the industry.  Our balance sheet as of June 30th shows approximately $73,000 of inventory assets.  $50,000 of this was finished product in inventory, and another $23,000 represents deposits we had placed with our manufacturing partners towards finished product.  Subsequent to the June 30th balance sheet, a 2nd production run has been completed and is now in our warehouse, and the $23,000  of inventory deposits have been converted to finished inventory.  Future production runs of product will require no deposit with the bar manufacturer as we’ve secured preferred terms starting with our next production run, allowing us to pay for product 30 days after it lands at our warehouse.  The previous arrangement had us depositing 50% approximately 6-8 weeks prior to production, and paying the balance prior to receipt of product in our warehouse.  These terms make it easier for us to scale in a less cash-intensive fashion as we land new accounts and broaden distribution.

Intellectual Property Rights

We own the registered trademark “NightFood®” and believe that it will prove important to our business.  We also rely on proprietary information as to our formulas and have non-disclosure agreements with our suppliers.

Personnel

We currently have no employees except Sean Folkson, our President and CEO.  Should we be successful in executing our business plan, we anticipate hiring additional employees in the future to assist with marketing, sales and clerical positions.

Customers

No customer represented more than ten (10%) of our revenue during the last two fiscal years.  Should the arrangement with our initial retail chain be successful, AND should the company be unable to secure distribution relationships with other major retailers, it is likely that more than 10% of our revenues would eventually be coming through our relationship with said retail chain.

ITEM 1A.  RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition.  The occurrence of any the following risks could have a material adverse affect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan.  We have had limited operations and the bulk of our sales have resulted from our website.  We generated revenue of $2,575 in the year ended June 30, 2014 and $5,817 in the year ended June 30, 2013.  Because our capital resources had been extremely limited we were unable to fund continual production of our product through contract manufacturers which resulted in limited revenues.  Unless we are able to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment.

Our independent auditors have expressed doubt about our ability to continue as a going concern.  We received a report on our financial statements for the years ended June 30, 2014 and June 30, 2013 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth.  Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We remain uncertain of our proposed products’ market acceptance.  Although management firmly believes that snacks designed for evening consumption is a viable niche market with a potential for attractive returns for investors, this belief is largely based on informal observations and we have not conducted any formal marketing studies.  Our limited resources preclude us from doing so.  If management is wrong in its belief and there is an insufficient market for our products, it is likely we will fail and investors will lose their investment.

We are not subject to all of the requirements of the Securities Exchange Act of 1934 ("34 Act") and this will limit information available about us.  We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and are required to file current reports, periodic reports, annual reports, and other information with the Securities and Exchange Commission through December 14, 2014 .  We have not yet determined if we will file a 1934 Act registration statement to continue to be subject to such reporting requirements.  If we do, we will become subject to proxy rules and Section 16 or 14 of the 1934 Act.  However, until such time, if ever, as we do file a 34 Act registration statement information regarding securities holdings of our officers, directors and 10% stockholders will not be made available on a current basis and we will be able to take shareholder actions without complying with the SEC's proxy rules.  In addition, Section 15(d) of the 34 Act provides an automatic suspension of the periodic reporting obligation as to any fiscal year (except the fiscal year in which the registration statement became effective) if an issuer has fewer than 300 security holders of record at the beginning of such fiscal year.  Although we intend to file periodic reports, we could cease to do so at any time.

Our ability to hire additional personnel is important to the continued growth of our business.  Our continued success depends upon our ability to attract and retain a group of motivated marketing and business support professionals.  Our growth may be limited if we cannot recruit and retain a sufficient number of people.  We cannot guarantee that we will be able to hire and retain a sufficient number of qualified personnel.

We may face substantial competition.  Competition in all aspects of the functional food industry is intense.  We will compete against both large conglomerates with substantial resources and smaller companies, including new companies that might be formed with resources similar to our own.  Competitors may seek to duplicate the perceived benefits of our products in ways that do not infringe on any proprietary rights that we can protect.  As a result we could find that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control.  We cannot promise that we can accomplish our marketing goals and as a result may experience negative impact upon our operating results.

Our success depends to a large extent upon the continued service of key managerial employees and our ability to attract and retain qualified personnel.  Specifically, we are highly dependent on the ability and experience of our key employees, Sean Folkson, our president and CEO and to a lesser extent on Peter Leighton, our Vice President.  We do not have an employment agreement with either of Mr. Folkson or Mr. Leighton.  The loss of either Mr. Folkson or Mr. Leighton would present a significant setback for us and could impede the implementation of our business plan.  There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our officers to control our business will limit minority shareholders' ability to influence corporate affairs.  Our president, Sean Folkson, owns 15,895,500 shares and our Vice President Peter Leighton owns 4,000,000 shares or an aggregate of approximately 79.2 % of our 25,130,560 issued and outstanding shares.  Because of their stock ownership, our officers will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies.  The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions.  The minority shareholders would have no way of overriding decisions made by our president.  This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not be able to execute our planned expansion.  We require between $400,000 and $1,000,000 in debt or equity financing to affect a planned expansion of our operations and roll out of our existing and any future products.  Management believes that it will be able to raise funds  after we commence trading on the Over the Counter Bulletin Board (“OTCBB”) as investors would see that there would be an “exit strategy” for their investment.  However, this may not prove to be the case and we cannot be certain that we will become OTCBB listed or that, even if we do, that additional funds will be raised.  No one has committed to invest the money we need to complete our planned operations.  If we cannot raise additional funds, it is unlikely that we will be able to support a stock price close to the amount paid by our investors and our investors may lose all or most of their investment.  Recent economic developments and the current economic climate may make it especially difficult to raise additional funds.  If we do not raise additional funds, we may be required to abandon our current business plan and either operate our plan on a much smaller scaled basis or seek a different line of business.  However, we will use our concerted best efforts to seek additional funds and affect our planned business and we have no other present plans.  We note that from January 1, 2014 to September 23, 2014, we have raised approximately $221,000 in private placement transactions.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, at such time as we are required to file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act.  Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of the end of our fiscal year.  We have not yet completed our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and are presently unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and this may impair our ability to effectively comply with Section 404 of the Sarbanes-Oxley Act.

We currently do not have any employees and rely on our CEO, Sean Folkson and our Vice President/CMO Peter Leighton to perform all executive functions.  Peter Leighton will be working for us on a part time basis.  Accordingly, we cannot segregate duties to provide sufficient review of our financial activity.  During the course of our testing our financial procedures, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.  Our officers’ lack of experience in accounting and financial matters may make our efforts to comply more difficult and cause us to hire consultants to assist him cutting into our resources.

Implications of Being an Emerging Growth Company.  As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies.  These provisions include:

•

a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;

•

an exemption to provide less than five years of selected financial data in an initial public offering registration statement;

•

an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;

•

an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

•

reduced disclosure about the emerging growth company's executive compensation arrangements.

An emerging growth company is also exempt from Section 404(b) of Sarbanes Oxley which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

•

the first fiscal year following the fifth anniversary of this offering,

•

the first fiscal year after our annual gross revenues are $1 billion or more,

•

the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or

•

as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.  We are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see “Where You Can Find More Information” elsewhere in this prospectus).  Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have not determined whether to file.  After December 14, 2014 we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.  We are currently  required to deliver periodic reports to security holders.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.  Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act.  However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies).  The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold.  This means that access to information regarding our business and operations will be limited.

Risks Related to Our Common Stock

Currently, there is no active public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.  Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities.  We have engaged a broker dealer who has applied to have our common stock  listed on the OTC Bulletin Board ("OTCBB") maintained by the FINRA, but we can give no assurance that our application for a symbol will be granted.  Even if we obtain a trading symbol, there can be no assurances as to whether any market for our shares will ever develop or the prices at which our common stock will trade.  If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.  Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.  See "Plan of Distribution" subsection entitled "Selling Shareholders and any purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions."

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares.  We are authorized to issue up to 1,000,000 shares of preferred stock, $0.001 par value.  As of the date of this prospectus, we have not issued any shares of preferred stock and have no plans to do so.  Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time.  Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.  Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.  The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions that are likely to create a lack of liquidity and make trading difficult or impossible.  Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the FINRA.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions.  It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future.  This classification severely and adversely affects the market liquidity for our common stock.  For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded.  In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities.  Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.  Recently, several brokerage firms and clearing firms have adopted special “house rules” which make it more difficult for their customers to hold or trade low priced stock and these rules may make it difficult for our shareholders to sell their stock.

We do not intend to pay dividends on our common stock.  We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future.  We intend to retain earnings, if any, to provide funds for the implementation of our business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.  All of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares as a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws to the extent they prohibit trading absent compliance with individual state laws.  These restrictions may make it difficult or impossible to sell shares in those states.  There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  These restrictions prohibit the secondary trading of our common stock.  We currently do not intend and may not be able to qualify securities for resale in approximately 17 states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders.  Accordingly, investors should consider the secondary market for our securities to be a limited one.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Description of Property

The company initiated a lease for office space in August 2014, at a total expense of approximately $450 per month.  This space currently provides a professional working environment for our sole employee (Sean Folkson, CEO), and is easily expandable as additional employees are added. We currently store our inventory in a fulfillment center at a cost of approximately $200 per month which is part of our shipping and packing relationship.  We believe that our properties are adequate for our current needs and that alternative similar or additional space could be found in the vicinity of our present property at similar cost should the need arise.

ITEM 3.  LEGAL PROCEEDINGS

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of the filing date, there is no market for the Company's stock.  The Company plans on listing the stock for quotation on the Over-The-Counter Bulletin Board and has engaged a broker dealer who has submitted an application with FINRA for a trading symbol.

HOLDERS

The approximate number of stockholders of record at September 23, 2014 is 62.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

We do not have any equity compensation plans. We do not have any warrants issued or outstanding.

RECENT SALES OF UNREGISTREED SECURITIES

Upon our formation, we issued 20,000,000 shares to Sean Folkson in exchange for all of the shares of NightFood, Inc., a New York corporation. Such transactions with the Company’s founder was exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  All of the shares issued in such transactions bear an appropriate restrictive legend.

In October 2013, an additional 200,000 shares were issued to 2 investors for $10,000 in cash ($0.05 per share).  In January 2014, an additional 90,000 shares were issued to 2 investors for $22,500 in cash ($0.25 per share).  No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted.  The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records.

These shares were issued in private offerings pursuant to Regulation D under the Act, and each of the investors therein represented in writing that such investor was an accredited investor as that term is defined in Regulation D and that he was acquiring the shares for his own account and for investment. A copy of the form of such subscription agreements is filed as Exhibit 4.1 and 4.2 to the registration statement of which this prospectus is a part. The offerings were, accordingly, exempt by reason of Section 4(6) of the Act.

Since our formation we have issued an aggregate of 4,118,560 shares to five consultants.  These consultants acquired their shares for investment and for their own account.  These privately negotiated transactions were exempt from registration by reason of Section 4(2) of the Act as transactions by an issuer not involving a public offering.

In the last quarter of our June 30, 2014 fiscal year, an additional 762,000 shares were issued to 14 investors for $190,500 in cash ($0.25 per share).  No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted.  The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2014, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

●	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

●	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
●	a toll-free telephone number for inquiries on disciplinary actions;
●	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report.

DEVELOPMENT PLANS

OVERVIEW

We are a nutritional food development, marketing and distribution company relying on our unique product, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening snacks.  Over the past six months, we have raised approximately $200,000 through sales of the Company’s $0.001 common stock.  Approximately$100,000 has been invested in inventory, as we developed and manufactured a complete run of NightFood Cookies n’ Dreams bars in June 2014, and a complete run of NightFood Midnight Chocolate Crunch bars in August, 2014.

In late August, 2014, The Company secured a purchase order from a major national retail chain in the specialty nutrition space for approximately $26,000.  This is our first purchase order from a national retail chain

DEVELOPMENT PLANS

The Company plans to continue to expand distribution channels through major national retail chains in specialty nutrition, mass drug, and supermarkets.  Continued implementation of our business plan is dependent on our ability to raise additional capital to invest in marketing and inventory to support the expanded distribution and new sales outlets.

INFLATION

Inflation can be expected to have an impact on our operating costs.  A prolonged period of inflation could cause a general economic downturn and negatively impact our results.  However, the effect of inflation has been minimal over the past three years.

SEASONALITY

Fiscal Year ended June 30, 2012 v Fiscal Year ended June 30, 2013

Our operations during the FY ended June 30, 2013 were constrained by our limited capital.  Throughout the FY ended June 30, 2013 (“FY 2013”) we had a limited inventory of product remaining from our 2010 test production run.  All of said 2010 inventory had passed its “best used by” date during FY 2012, and was written off during FY 2013.  During a portion of FY 2013 we made sales from our website, however, by the end of the year all sales were to a limited number of persons who had placed recurring orders and had not cancelled them.  Accordingly, our revenues declined from $22,344 in FY 2012 to $5,817 in FY 2013 as inventories were depleted and we did not make an active marketing effort during FY 2013.  Our operating expenses in FY 2013 were also reduced to $16,557 as compared to FY 2012 when they were $100,514. This reflects our greater activity level during FY 2012.  Due to our lower levels of activity, our loss was reduced from $(89,803) in FY 2012 to $(22,713) in FY 2013.  We do not believe that these results provide a meaningful indication of our expected results now that we are able to produce additional product and actively market the same.

Fiscal Year ended June 30, 2013 v Fiscal Year ended June 30, 2014

During the twelve months ended June 30th 2014, a major part of our efforts were dedicated to the filing of our S-1 registration statement and securing FINRA approval, while raising funds necessary for operations.

During the twelve months ended June 30, 2014 (“FY 2014”), Company successfully raised $223,000 through the sale of the Company’s $0.001 common stock.  These proceeds were used to increase both cash and inventory on our balance sheet.  Much of the funds went towards manufacturing inventory required to initiate retail roll-out, and towards other expenses related to retail rollout, such as broker fees, consulting fees, advertising, and website development, as well as graphic design and other one-time expenses related to the development of updated product and packaging.

Due to the limited finished product available during 2014 the revenue was limited.  Subsequent to the end of fiscal year 2104, Company received a purchase order from a major national specialty retailer of nutrition products.  In addition, Company has been in discussions with other national chains regarding distribution opportunities.

Liquidity and Capital Resources

As of June 30, 2014, we had cash on hand of $49,028, and inventory value of $72,415.  In the second quarter ended December 31, 2013, the Company had received proceeds of $32,500 through sales of our common stock under Regulation D.  During the next two quarters ended June 30, 2014, the Company procured proceeds of $190,500 through sales of our common stock under Regulation D.  We do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs.  We believe that current capitalization structure, combined with achievement of milestones such as purchase orders from national retailers, will enable us to continue achieve successful financings to continue our growth.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended June 30, 2014 with respect to Company’s ability to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

NightFood Holdings, Inc.

Financial Statements

For the years ended June 30, 2014 and June 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NightFood Holdings, Inc.

We have audited the accompanying balance sheets of NightFood, Inc. (the “Company”) as of June 30, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NightFood, Inc. as of June 30, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for 2014 and 2013 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative operating cash flow through June 30, 2014 and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead & Company, CPAs

Henderson, NV

September 26, 2014

NightFood, Inc. CONSOLIDATED BALANCE SHEET

	June 30,	June 30,
	2014	2013
ASSETS

Current assets :
Cash	$49,028	$913
Accounts receivable ( net of allowance of $0 and $0, respectively)	30	37
Inventory	72,415
Other current asset	1,500	-
Total current assets	122,973	950

Total assets	$122,973	$950

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,555	$10,907
Accrued interest expense -related party	37,072	26,162
Deferred revenue	457
Accrued expenses	-	-
Short-term borrowings	3,649	3,374
Short-term borrowings-related party	134,517	134,517
Total current liabilities	202,250	174,960

Long term borrowings	10,850	14,433

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, without par value, 100,000,000 shares authorized, and 25,130,560 issued and outstanding as of June 30,2014 and 20,000,000 outstanding as of June 30, 2013, respectively	25,131	20,000
Additional paid in capital	1,256,816	19,307
Accumulated deficit	(1,372,074)	(227,750)
Total stockholders' deficit	(90,127)	(188,443)
Total Liabilities and Stockholders' Deficit	$122,973	$950

The accompanying notes are an integral part of these audited financial statements

NightFood, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	twelve months ended	twelve months ended
	June 30, 2014	June 30, 2013

Revenues	$2,575	$5,817

Operating expenses
Cost of product sold	16,734	1,665
Advertising & promotional	26,891	596
Selling, general and administrative	14,274	14,296
Professional Fees	1,076,721	-
Total operating expenses	1,134,620	16,557

Loss from operations	(1,132,045)	(10,740)

Interest expense - bank debt	1,369	1,457
Interest expense - related party	10,911	10,516
Total interest expense	12,279	11,973

Provision for income tax	-	-

Net loss	$(1,144,325)	$(22,713)

Basic and diluted net loss per common share	$(0.049)	$(0.00)

Weighted average shares of capital outstanding - basic	23,172,482	20,000,000

The accompanying notes are an integral part of these audited financial statements

NightFood, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the years ended December 31, 2013 and June 30, 2012

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par Value	Paid in Capital	Deficit	Deficit
Balance, July 1, 2011	200	$ 200	$ 39,107	$ (115,234)	$ (75,927)
Common Stock exchanged for Acquisition	20,000,000	$ 20,000	(20,000)	-	(0)
Share Exchange	(200.00)	(200.00)	200.00	-	-
Net loss	-	-		(89,803)	(89,803)
Balance, June 30, 2012	20,000,000	20,000	19,307	(205,037)	(165,730)
Net loss	-	-	-	(22,713)	(22,713)
Balance, June 30, 2013	20,000,000	$ 20,000	$ 19,307	$ (227,749)	$ (188,442)
Common stock issued for services	4,078,560	$ 4,079	$ 1,015,561		1,019,640
Common Stock issued for cash	1,052,000	$ 1,052	$ 221,948		223,000
Net loss	-	-	-	(1,144,325)	(1,144,325)
Balance, June 30, 2014	25,130,560	$ 25,131	$ 1,256,816	$ (1,372,074)	$ (90,127)

The accompanying notes are an integral part of these audited financial statements.

NightFood, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	twelve months ended	twelve months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	June 30, 2014	June 30, 2013
Net loss	$(1,144,325)	$(22,713)

Adjustments to reconcile net loss to net cash used for operations:
Stock issued for services	1,019,640	-
(Increase) decrease in accounts receivable	7	(10)
Decrease in inventory	(72,415)	1,665
(Increase) in other current assets	(1,500)	0
Increase in accounts payable	15,648	6,027
Increase in accrued expenses	10,910	10,517
Increase in deferred revenue	457
Net cash used by operating activities	(171,577)	(4,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	223,000	-
Short-term borrowings-related party	-	7,750
Repayment of Short-term debt	(3,308)	(3,220)
Net cash provided by financing activities	219,692	4,530

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,115	16

Cash and cash equivalents, beginning of period	913	897
Cash and cash equivalents, end of period	$49,028	$913

Interest paid	$1,369	$1,457
Taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

NightFood Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS

1.  Description of Business

•

NightFood Holdings, Inc.  (the “Company”) is a New York Corporation organized January 14, 2010 and commenced operations during the first quarter 2010. The Company has acquired the web site nightfood.com. The Company’s business model is to manufacture and distribute nutritional products to provide consumers better & healthier nighttime snack options to support better health and better sleep.

•

The Company’s fiscal year end is June 30.

•

The Company currently maintains its corporate office in Elmsford, New York.

2.  Summary of Significant Accounting Policies

•

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates

•

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents

•

The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments

•

Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventory

•

Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.  The Company has no minimum purchase commitments with its vendors.

Advertising Costs

•

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. The Company incurred advertising costs of $26,891 and $596 for the years ended June 30, 2014 and 2013, respectively.

Income Taxes

•

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

•

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

•

A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

•

The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

•

The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s and other customer website.

•

All sources of revenue are recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

•

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At June 30, 2014 and 2013 the Company did not have any uninsured cash deposits.

Impairment of Long-lived Assets

•

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements

•

The Company has assessed all newly issued accounting pronouncements released during the years ended June 30, 2014 and 2013, and have found none of them to have a material impact on the Company’s financial statements.

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

4.  Accounts receivable

•

The Company’s accounts receivable arise primarily from the sale of the Company’s nutritional bedtime snack bar. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. Invoices are typically due in 60 - 90days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

5.  Inventory

•

Inventory consists of the following at June 30,

	2014	2013
Finished Goods	$47,424	$-
Deposits on Product	23,000	-
Packaging	1,991	-
TOTAL	$72,415	$-

•

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.  Other Current Liabilities

•

Other current liabilities consist of the following at June 30,

	2014	2013

Imputed interest on related party note-Sean Folkson	$37,072	$26,161
TOTAL	$37,072	$26,161

7.  Short Term Borrowings

•

On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

•

The term of the loan is seven years until full amortization and currently carries an 8% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

•

Interest expense for the years ended June 30, 2014 and 2013, totaled $1,369 and $1,457, respectively.

8.  Capital Stock Activity

•

On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

•

The Company is authorized to issue One Hundred Million (100,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

•

The Company has 25,130,560 and 20,000,000 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2014 and 2013 respectively.

•

During the twelve months ended June 30, 2014:

•

the Company issued 1,052,000 shares of common stock for cash proceeds of $223,000,

•

and issued 4,078,560 shares of common stock for services with a fair value of $1,019,640.

Dividends

•

The Company has never issued dividends.

Warrants

•

The Company has never issued any warrants.

Options

•

The Company has never issued options.

9.  Advances by Affiliates

•

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $26,350 and $7,750 in 2014 and 2013, respectively, to supplement the Company’s working capital these short term advances have all been repaid. The amounts included in short term borrowings – related party of $134,517 and 134,517 in 2014 and 2013, respectively represent a Note Payable which is repayable upon Mr.

Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson may not demand repayment of the Note until the Company is profitable, and in a positive cash flow position. At that time, Mr. Folkson may demand repayment. Company agrees to make payments equal to 10% of the monthly positive cash flow of the Company until balance is paid in full.

•

Imputed interest expense accrued on the note payable to Mr. Folkson totaled $10,911 and $10,516 for the years ended June 30, 2014 and 2013, respectively.

10.  Income Tax

•

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2014	2013

Statutory U.S. federal rate	(34.00)%	(34.00)%
Permanent differences	-	-
Valuation allowance	34.00%	34.00%
Provision for income tax expense(benefit)	0.0%	0.0%

•

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$94,423	$52,030
Non-cash compensation	346,678	-
Total deferred tax assets	$441,101	$52,030

Valuation allowance	(441,101)	(52,030)
Net deferred tax asset	$-	$-

•

At June 30, 2014 the Company had estimated U.S. federal net operating losses of approximately $278,000 for income tax purposes which will expire between 2022 and 2023.  For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets.  The net change in the total valuation allowance for the year ended June 30, 2014 was an increase of $389,070.  The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded.

•

The Company may not be able to utilize the net operating loss carryforwards for its US income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3 year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carryforwards.

•

As of June 30, 2014 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

•

The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

11.  Fair Value of Financial Instruments

Cash and Equivalents, Receivables, Other Current Assets, Accounts Payable, Accrued and Other Current Liabilities

•

The carrying amounts of these items approximated fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

•

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fiscal 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-

Liabilities
Short and long-term debt	$149,016	$-	$-	$149,016
Total	$149,016	$-	$-	$149,016

	Fiscal 2013 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-

Liabilities
Short and long-term debt	$152,324	$-	$-	$152,324
Total	$152,324	$-	$-	$152,324

12.  Net Loss per Share of Common Stock

•

The Company has adopted FASB Topic 260, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  There were no anti-dilutive instruments.

	2014	2013
Numerator - basic and diluted loss per share net loss	$ (1,144,325)	$ (22,713)

Net loss available to common stockholders	$ (1,144,325)	$ (22,713)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	23,172,482	20,000,000
Basic and diluted earnings per share	$ (0.049)	$ (0.001)

13.  Subsequent Events

•

Management of the Company has assessed all significant subsequent events through the date upon which the financial statements first became available for public release.

•

The Company entered into a twelve month consulting agreement, beginning July 1, 2014 whereas the Company is required to issue 50,000 shares of it $0.001 common stock in return for the sundry services which will be provided.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2014 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson Peter Leighton	45 52	President, Chief Executive Officer and Director VP Marketing and Chief Marketing Officer

Term and Family Relationships

Our director currently has a term which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal.  Officers serve at the discretion of the Board of Directors.

No family relationships exist among our officers, directors and consultants.

Business Experience

Sean Folkson was elected president, CEO and a director upon formation of the Company.  Sean Folkson has CEO and President of our subsidiary NightFood, Inc., a New York corporation, since its formation in January 2010. From 2004 to 2009 he served as president of Specialty Equipment Direct, Inc. which is an online marketer of flooring maintenance equipment which he founded.  In 1998 he founded AffiliatePros.com, Inc. a company engaged in assisting its clients with internet marketing which operated through 2008.  Mr. Folkson received a B.A. in Business Administration with a concentration in marketing from S.U.N.Y Albany in 1991.

Peter Leighton was appointed Vice President Marketing and Chief Marketing Officer upon the formation of the Company.  Peter Leighton holds a BA in marketing from the University of Florida.  For over 25 years he has been engaged in marketing and management for functional foods, biotech and turnaround companies.  Since 2001 Mr. Leighton has been the founding partner of Copernican Associates, LLOC a consulting firm offering B to B and B to C services in various segments.  From 2007 to 2010 he was CEO of Advana Science, Inc., a developer of OTC consumer products and was VP Marketing of Natrol, Inc., an OTC supplement manufacturer from 2002 to 2004.  In February 2014, Mr. Leighton was appointed Vice President – Product Strategy for Complete Nutrition Holdings, Inc., a company involved in operating and franchising high end nutritional product stores.  Accordingly, he will only be able to serve us on a part time basis.

Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Code of Ethics

We have determined that due to our early stage of development and our small size, the present adoption of a code of ethics is not appropriate.  If we grow we will adopt a suitable code of ethics.

CORPORATE GOVERNANCE

Committees

Our board of directors currently only has one member and consequently does not currently have a compensation committee or nominating and corporate governance committee. If our board of directors were to significantly increase in size, we will consider the appropriateness of committees.

Audit Committee and Financial Expert

Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

Our sole director is not deemed independent because he is our majority shareholder, CEO and sole employee.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Sean Folkson, CEO	2013	$0	$0	$0	$0	$0	$0	$0	$0
	2014	$0	$0	$0	$0	$0	$0	$0	$0

The Company has not paid and has no present plan to give any compensation other than cash and the granting of shares of common stock.  The Company does not have any Stock Option Plan or other equity compensation plans.  We anticipate that we will start to pay our CEO at the rate of $6,000 per month in calendar 2014.

Employment Agreements

We do not have employment agreements with our executive officers or directors.  We have compensated our executive for actual out-of-pocket expenses but have no compensation arrangements.  Compensation to be paid in the future will be dependent on the Board’s assessment of the Company’s financial condition.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

OUTSTANDING EQUITY AWARDS

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the year ended June 30, 2014.  We have no stock options outstanding.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock (our only class of voting securities) as of September 23, 2014, by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

Name and address of owner	Amount owned before the offering	Percent of class

Sean Folkson c/o Nightfood Holdings, Inc. 520 White Plains Road – Suite 500 Tarrytown, NY 10691	15,894,500	63.25%

Peter Leighton c/o Nightfood Holdings, Inc. White Plains Road – Suite 500 Tarrytown, NY 10691	4,000,000	15.9%

All officers and directors
as a group (2 persons)	18,894,500	79.2%

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company was incorporated on October 16, 2013 and in upon our organization we issued 20,000,000 shares of common stock to the Company’s founder, President and CEO in exchange for all of the issued and outstanding common stock of Night Food, Inc., a New York corporation.  During October and December 2013, Mr. Folkson assigned 4,000,000 shares of his common stock to Peter Leighton as compensation in connection with his joining the Company and an aggregate of 104,500 shares to 35 persons as gifts.  Mr. Folkson has advanced an aggregate of $134,517 to us to fund our operations.  These advances do not bear any interest, but will be repaid on demand but only from 10% of positive cash flow and should we fail to make any payment, the remaining balance on the note begin to bear interest at 12% per annum.   Our sole director is not deemed independent because he is our majority shareholder, CEO and sole employee  The Company may seek to satisfy all or part of this indebtedness through the issuance of stock to Mr. Folkson..

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2013 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $0 and $11,500, respectively.

Tax Fees

For the fiscal years ended June 30, 2013 and 2014, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $3,000 and $2,250 respectively.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4.1	Subscription Agreements*
4.2	Specimen Stock Certificate*
10.1	Promissory Note from NightFood, Inc. payable to Sean Folkson*
10.2	Lease Receipt and terms and conditions
22.1	Subsidiaries of the Registrant* NightFood, Inc. a 100% owned New York corporation
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer

*Incorporated by reference to like numbered exhibit to the Registrant’s registration Statement on Form S-1 File Number 333-193347
NOTE In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NightFood Holdings, Inc.

September 29, 2014	By: /s/ Sean Folkson Sean Folkson, Chief Executive Officer (Principal Executive and Financial Officer)