Form 10-Q
period 2014-09-30
NightFood Holdings, Inc.
filed 2014-11-04
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-193347

NightFood Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

520 White Plains Road Elmsford, New York	10591
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At October 31, 2014, the registrant had outstanding 25,486,560 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

NightFood Holdings, Inc.

CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2014 (Unaudited)	2014
ASSETS

Current assets:
Cash	$25,517	$49,028
Accounts receivable ( net of allowance of $0 and $0, respectively)	28,277	30
Inventory	81,546	72,415
Other current assets	3,688	1,500
Total current assets	139,027	122,973

Total assets	$139,027	$122,973

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$40,062	$26,555
Accrued interest expense -related party	39,822	37,072
Deferred revenue	-	457
Short-term borrowings	3,722	3,649
Advance- related party	15,000	-
Short-term borrowings-related party	134,517	134,517
Total current liabilities	233,123	202,250

Long term borrowings	9,893	10,850

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, without par value, 100,000,000 shares authorized, and 25,312,560 issued and outstanding as of September 30, 2014 and 25,130,560 outstanding as of June 30, 2014, respectively	25,313	25,131
Additional paid in capital	1,302,134	1,256,816
Accumulated deficit	(1,431,436)	(1,372,074)
Total stockholders' deficit	(103,989)	(90,127)
Total Liabilities and Stockholders' Deficit	$139,027	$122,973

The accompanying notes are an integral part of these unaudited financial statements.

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	three months ended	three months ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Revenues	$31,903	$795

Operating expenses
Cost of product sold	22,851	-
Advertising & promotional	5,752	-
Selling, general and administrative	11,924	7,132
Professional fees	47,702	-
Total operating expenses	88,229	7,132

Loss from operations	(56,327)	(6,337)

Interest expense - bank debt	285	403
Interest expense - related party	2,750	2,750
Total interest expense	3,035	3,153

Provision for income tax	-	-

Net loss	$(59,362)	$(9,490)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average shares of capital outstanding - basic	25,195,843	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2014 (Unaudited)	For the three months ended September 30, 2013 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,362)	$(9,490)

Adjustments to reconcile net loss to net cash used for operations:
Stock issued for services	12,500	-
Increase in accounts receivable	(28,247)	-
Increase in inventory	(9,131)	-
Increase in other current assets	(2,188)	-
Increase in accounts payable	13,507	1,841
Increase in accrued expenses	2,750	6,750
Decrease in deferred revenue	(457)	-
Net cash used by operating activities	(70,628)	(899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	33,000	-
Short-term borrowings-related party	15,000	5,100
Repayment of Short-term debt	(884)	(766)
Net cash provided by financing activities	47,116	4,334

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,512)	3,435

Cash and cash equivalents, beginning of period	49,028	913
Cash and cash equivalents, end of period	$25,517	$4,348

Interest paid	$285	$403
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NightFood Holdings, Inc.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.

Description of Business

NightFood Holdings, Inc.  (the “Company”) is a New York corporation incorporated on January 14, 2010 and commenced operations during the first quarter 2010. The Company has acquired the web site nightfood.com. The Company’s business model is to manufacture and distribute nutritional products to provide consumers better and healthier nighttime snack options to support better health and better sleep.

The Company’s fiscal year end is June 30.

The Company currently maintains its corporate office in Tarrytown, New York.

2.

Summary of Significant Accounting Policies

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

Advertising Costs

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. The Company incurred advertising costs of $5,752 and $0 for the three months ended September 30, 2014 and 2013, respectively.

Income Taxes

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

Revenue Recognition

The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s website.

All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At September 30, 2014 and 2013 the Company did not have any uninsured cash deposits.

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

Recent Accounting Pronouncements

The Company has assessed all newly issued accounting pronouncements released during the quarters ended September 30, 2014 and 2013, and have found none of them to have a material impact on the Company’s financial statements.

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

4.

Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s nutritional snack bar. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. Invoices are typically due in 60 - 90 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis.

Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

5.

Inventory

Inventory consists of the following at September 30 2014 and June 30, 2014,

	September 30, 2014	June 30, 2014
Finished Goods	$75,790	$47,424
Deposits on Product	-	23,000
Packaging	5,756	1,991
TOTAL	$81,546	$72,415

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.

Other Current Liabilities

Other current liabilities consist of the following at September 30, 2014 and  June 30, 2014

	September 30 2014	June 30, 2014
Imputed interest on related party note-Sean Folkson	$39,822	$37,072
TOTAL	$39,822	$37,072

7.

Short Term Borrowings

On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75% Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

Interest expense for the three month period ended September 30, 2014 and 2013, totaled $285 and $403, respectively.

8.

Capital Stock Activity

On October 16, 2013, NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

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

The Company has 25,312,560 and 25,130,560 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2014 and June 30, 2014 respectively.

During the three months ended September 30, 2014:

•

the Company issued 132,000 shares of common stock for cash proceeds of $33,000,

•

and issued 50,000 shares of common stock for services with a fair value of $12,500.

Dividends

The Company has never issued dividends.

Warrants

The Company has never issued any warrants.

Options

The Company has never issued options.

9.

Advances by Affiliates

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and a related party, in the amount of $15,000 during the three months ended September 30, 2014, to supplement the Company’s working capital.  These advances are recorded in the line item: Advance- related party. The amounts included in short term borrowings – related party balances of $134,517 and 134,517 at September 30, 2014 and June 30, 2014, respectively, is a note and is repayable to Mr. Folkson upon Mr. Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson may not demand repayment of the Note until the Company is profitable, and in a positive cash flow position. At that time, Mr. Folkson may demand repayment. Company agrees to make payments equal to 10% of the monthly positive cash flow of the Company until balance is paid in full.

Included in advance- related party is $15,000 which is a short term advance to the company which is expected to be repaid during the second Quarter 2014.

Imputed interest expense accrued on the note payable to Mr. Folkson totaled $2,750 and $2,750 for the three months ended September 30, 2014 and 2013, respectively.

10.  Subsequent Events

Management of the Company has assessed all significant subsequent events through the date upon which the financial statements first became available for public release.

The Company during the month of October 2014 issued 174,000 shares of its common stock to three individual investors generating proceeds of $43,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Information

Certain statements made in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to business support services and outsourced business processes, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business,” “Risk Factors” and within our annual report on Form 10-K for the fiscal year ended June 30, 2014, as well as the other information set forth herein.

Overview

We are a nutritional food development, marketing and distribution company relying on our unique product, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening consumption.  Over the past nine months, we have raised approximately $300,000 through sales of our common stock under Regulation D.  Approximately $100,000 has been invested in inventory, as we developed and manufactured a complete run of NightFood Cookies n’ Dreams bars in June 2014, and a complete run of NightFood Midnight Chocolate Crunch bars in August, 2014.

In late August, 2014, we secured a purchase order from GNC for approximately $26,000 worth of product.  This was our first purchase order from a national retail chain.

The Company has engaged in discussions with other major retail chains in the specialty nutrition space, as well as mass drug and national supermarket chains, to establish national distribution for its products.  Vendor paperwork has already been started with one of these retailers, and we anticipate our first purchase order from this retailer in the spring of 2015.

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

RESULTS OF OPERATIONS FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013.

During the three months ended September 30, 2014, we had revenues of $31,903 and incurred a net loss of $59,362.

During the three months ended September 30, 2013 (Q1 FY 2014), we had revenues of $795 and incurred a net loss of $9,490. We had limited operations during that quarter as we had minimal inventory available and were focused on restructuring our operations, and raising the capital needed to go forward.

Revenue

Our revenue for the three month period ended September 30, 2014 was $31,903 compared to $795 for the three month period ended September 30, 2013.  The majority of our revenue was derived from wholesale sales of NightFood bars to GNC for their initial rollout.  The balance of the revenue was derived from retail sales of NightFood bars direct to consumers via our website, and via Amazon.com through their “Fulfilled by Amazon” program.  We anticipate quarterly revenue growth going forward as we continue to expand distribution and gain consumer traction.

Inventory

As of September 30, 2014, we had approximately $81,000 worth of product in inventory.

Operating Expenses

Our operating expenses increased by $81,097 for the three month period ended September 30, 2014, from $7,132 for the three month period ended September 30, 2013.  The increase was primarily due to professional fees, and costs relating to sales during the reporting period.  The Company issued 50,000 shares of common stock for services with a fair market value of $12,500 or $0.25 per share in accordance with a consulting agreement entered into on July 1, 2014.  These services were non-cash expenses for consulting services related to product development.

Customers

In Q1 FY 2015, sales to GNC represented a majority of our revenues.  The balance of revenues was comprised of sales direct to consumer, and through sales via Amazon.com through the Fulfilled By Amazon program.  The Company is in discussions with other major retail chains in the specialty nutrition vertical, as well as mass drug, and supermarket chains.

LIQUIDITY AND CAPITAL RESOURCES

As of Sept 30, 2014, we had cash on hand of $25,517, and inventory value of $81,546.  During the quarter ended September 30, 2014, we successfully raised $33,500 through the private sale of our common stock.  These proceeds were used to increase both cash and inventory on our balance sheet.  Much of these funds went towards manufacturing inventory required to initiate retail roll-out, and towards other expenses related to retail rollout, such as broker fees, consulting fees, advertising, and website development, as well as graphic design and other one-time expenses related to the development of updated product and packaging.

Subsequent to September 30, 2014, we raised an additional $43,500 through sales of our common stock.  We do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs.  We believe that current capitalization structure, combined with achievement of milestones such as purchase orders from national retailers, could enable us to continue achieve successful financings to continue our growth.

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

OFF BALANCE SHEET ARRANGEMENTS

None

OTHER EVENTS

We have secured preferred terms with the contract manufacturer of our nutrition bars, allowing us to pay for product with certain payment terms.  The previous arrangement had us depositing 50% approximately 6-8 weeks prior to production, and paying the balance prior to receipt of product in our warehouse.  The new payment terms we’ve established will be in effect provided order sizes increase at a rate acceptable to our manufacturer.  These terms are expected to make it easier for us to scale in a less cash-intensive fashion as, and if, we land new accounts and broaden distribution.  Should the size of our orders increase too quickly, our manufacturer may not continue with these new terms, and we once again may need to pay for a portion of our orders in advance.

Subsequent to the end of the quarter, but prior to the time of this filing, The Company received a 2nd purchase order from GNC for just over $30,000 worth of product.

On July 1st, 2014 we entered into a consulting agreement with Chef Chris Santos.  Santos is a well-known celebrity chef and popular restaurateur.  Santos also appears regularly as a judge on a popular cooking show on television: The Food Network’s Chopped. Chef Santos has agreed to provide consulting services related to product development, specifically as it relates to product taste, and new flavor development.  50,000 shares of Company stock were issued in conjunction with this agreement as compensation for these services.

On October 17, 2014, we secured a $1.8MM line of credit from Media Funding Group for media purchases to help support our national product rollout.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2014 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014, we sold an aggregate of 134,000 shares of common stock at $0.25 per share to three investors in a private offering under Regulation D.  These investors indicated their investment intent and the certificates, when issued, will bear an appropriate legend reflecting their lack of registration under the Securities Act of 1933, as amended.  The proceeds of these sales are being be used as working capital to help fund product production and marketing.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
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

NightFood Holdings, Inc.

November 4, 2014	By: /s/ Sean Folkson Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)