Form 10-Q
period 2014-12-31
NightFood Holdings, Inc.
filed 2015-02-12
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2014

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-193347

NightFood Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

520 White Plains Road, Suite 500 Elmsford, New York	10591
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At February 10, 2015, the registrant had outstanding 25,486,560 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

NightFood Holdings, Inc.

Financial Statements

For the six month period ended

December 31, 2014 and December 31, 2013

Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014	F-2

Unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2014 and 2013	F-3

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2014 and 2013	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5 to F-10

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
ASSETS	(Unaudited)

Current assets :
Cash	$5,059	$49,028
Accounts receivable ( net of allowance of $0 and $0, respectively)	53,199	30
Inventory	67,307	72,415
Other current asset	4,904	1,500
Total current assets	130,468	122,973

Total assets	$130,468	$122,973

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$52,478	$26,555
Accrued interest expense -related party	42,572	37,072
Deferred revenue	-	457
Short-term borrowings	3,820	3,649
Advance- related party	15,000	-
Short-term borrowings-related party	134,517	134,517
Total current liabilities	248,387	202,250

Long term borrowings	8,618	10,850

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, without par value, 100,000,000 shares authorized, and 25,486,560 issued and outstanding as of December 31,2014 and 25,130,560 outstanding as of June 30, 2014, respectively	25,487	25,131
Additional paid in capital	1,345,460	1,256,816
Accumulated deficit	(1,497,484)	(1,372,074)
Total stockholders' deficit	(126,537)	(90,127)
Total Liabilities and Stockholders' Deficit	$130,468	$122,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	six month	six month	three month	three month
	period ended	period ended	period ended	period ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Revenues	$ 63,607	$ 1,308	$ 31,704	$ 513

Operating expenses
Cost of product sold	52,130	-	29,280	-
Advertising and promotional	43,679	-	37,927	-
Selling, general and administrative	26,840	4,223	14,915	2,585
Professional Fees	60,522	13,303	12,820	7,808
Total operating expenses	183,171	17,526	94,942	10,393

Loss from operations	(119,564)	(16,218)	(63,238)	(9,880)

Interest expense - bank debt	346	752	60	349
Interest expense - related party	5,500	5,500	2,750	2,750
Total interest expense	5,846	6,252	2,810	3,099

Provision for income tax	-	-	-	-

Net loss	$ (125,410)	$ (22,470)	$ (66,048)	$ (12,979)

Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of capital outstanding - basic and diluted	25,333,669	20,013,462	25,471,495	20,013,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	six months ended	six months ended
CASH FLOWS FROM OPERATING ACTIVITIES:	December 31, 2014	December 31, 2013
Net loss	$(125,410)	$(22,470)

Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	12,500	-
Increase in accounts receivable	(53,169)	-
Decrease in inventory	5,108	-
Increase in other current assets	(3,404)	-
Increase in accounts payable	25,923	3,726
Increase in accrued expenses	5,500	5,500
Decrease in deferred revenue	(457)	-
Net cash used in operating activities	(133,409)	(13,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	76,500	32,500
Short-term borrowings-related party	15,000	4,850
Repayment of Short-term debt	(2,060)	(1,587)
Net cash provided by financing activities	89,440	35,763

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,969)	22,519

Cash and cash equivalents, beginning of period	49,028	913
Cash and cash equivalents, end of period	$5,059	$23,432

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$346	$752
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) and three (3) months ended December 31, 2014 and 2013, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2014 and 2013, respectively, which are included in the Company’s June 30, 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 29, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) and three (3) months ended December 31, 2014 are not necessarily indicative of results for the entire year ending June 30, 2015.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of allowance for doubtful accounts, allowance for inventory write-downs and write offs, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

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

Advertising Costs

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying unaudited condensed consolidated statements of operations. The Company incurred advertising costs of $43,679 and $0 for the six months ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

Deferred incme taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At December 31, 2014 and 2013 the Company did not have any uninsured cash deposits.

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

Recent Accounting Pronouncements

The Company has assessed all newly issued accounting pronouncements released during the quarters ended December 31, 2014 and 2013, and have found some of them to have a material impact on the Company’s financial statements.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update

(“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material impact on the financial statements of the Company.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material impact on the financial statements of the Company.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), whereby it amended its guidance related to the presentation of unrecognized tax benefits. The standard provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. The guidance is to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of ASU 2013-11 did not have a material impact on the financial statements of the Company.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”), which eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and changes in stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 early for the current period presented.

Recently Issued Accounting Standards

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update) (“ASU 2012-03”). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a significant impact on our financial position or results of operations.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new standard is effective for the Company on July 1, 2015. Early application is permitted. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-

09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of this guidance.

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items and the uncertainty in determining when an item is both unusual in nature and infrequent in occurrence. Presently, an event or transaction is presumed to be ordinary activity unless evidence clearly supports the transaction as unusual in nature and infrequent in occurrence. If an event or transaction is determined to be unusual and infrequent, it is deemed to be extraordinary, and is required to be segregated from the results of ordinary operations on the face of the income statement, net of tax, after income from continuing operations, along with other financial statement disclosures. ASU 2015-01 eliminates the concept of extraordinary items from the income statement presentation. Eliminating this concept removes the uncertainty in determining when a transaction is both unusual in nature and infrequent in occurrence. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 aligns U.S. GAAP with International Accounting Standard 1, which prohibits the presentation and disclosure of extraordinary items. ASU 2015-01 is effective for years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this guidance.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.  Going Concern

The Company's unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

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

4.  Accounts receivable

The Company’s accounts receivable arise primarily from the sale of the Company’s nutritional snack bar. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. Invoices are typically due in 60 – 90 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis.

Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

5.  Inventory

Inventory consists of the following at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Finished Goods	$55,145	$47,424
Deposits on Product	12,113	1,991
Packaging	49	23,000
TOTAL	$67,307	$72,415

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.   Other Current Liabilities

Other current liabilities consist of the following at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014

Imputed interest on related party note-Sean Folkson	$42,572	$37,072
TOTAL	$42,572	$37,072

7.  Borrowings

On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period. The loan will mature on 11/30/17.

Interest expense for the six month period ended December 31, 2014 and 2013, totaled $346 and $752, respectively.

8.  Capital Stock Activity

On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc., accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

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

The Company has 25,486,560 and 25,130,560 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2014 and June 30, 2014 respectively.

During the six months ended December 31, 2014:

-the Company issued 306,000 shares of common stock for cash proceeds of $76,500,

-and issued 50,000 shares of common stock for services with a fair value of $12,500.

Dividends

The Company has never issued dividends.

Warrants

The Company has never issued any warrants.

Options

The Company has never issued options.

9.  Advances by Affiliates

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $15,000 during the six months ended December 31, 2014, to supplement the Company’s working capital these advances are recorded in the line item; Advance- related party. The amounts included in short term borrowings – related party balances of $134,517 and $134,517 at December 31, 2014 and June 30, 2014, respectively, is a Note and is repayable to Mr. Folkson upon Mr.  Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson may not demand repayment of the Note until the Company is profitable, and in a positive cash flow position. At that time, Mr. Folkson may demand repayment. Company agrees to make payments equal to 10% of the monthly positive cash flow of the Company until balance is paid in full.

Included in advance- related party is $15,000 which is a short term advance to the company which is expected to be repaid during the third quarter 2015.

Imputed interest expense accrued on the note payable to Mr. Folkson totaled $5,500 and $5,500 for the six months ended December 31, 2014 and 2013, respectively.

10.  Subsequent Events

Management of the Company has assessed all significant subsequent events through the date upon which the financial statements first became available for public release.

On January 6th, 2015 we entered into an advisory agreement with Alina Healthcare Products, LLC, which is headed by Tom Morse.  Prior to forming Alina, Mr. Morse was the co-founder and President of Living Essentials LLC (5-Hour Energy) from 1999 to 2005.  During that period, as president of the company, he managed the growth of the 5-Hour Energy business and brand while establishing U.S. distribution arrangements with leading national retailers.  Morse has agreed to provide consulting services to NightFood related to product development, marketing, branding, and distribution strategies.  The company intends to issue 54,000 shares of the company’s stock in conjunction with this agreement as compensation for these services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project,” “will” and other words of similar meaning.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to business support services and outsourced business processes, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as well as the other information set forth herein.

OVERVIEW

We are a nutritional food development, marketing and distribution company relying on our unique product, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening consumption.  Over the past fifteen months, we have raised $$299,500 through private sales of our common stock.  Approximately $100,000 has been invested in inventory, as we developed and manufactured a complete run of NightFood Cookies n’ Dreams bars in June 2014, and a complete run of NightFood Midnight Chocolate Crunch bars in August 2014.

NightFood bars are initially being sold in approximately 700 GNC locations throughout the United States.  The Company continues to advance discussions with other major retail chains in the specialty nutrition space, as well as mass drug and national supermarket chains, to establish national distribution for its products.  Vendor paperwork has already been started with one of these retailers, and we anticipate our first purchase order from this retailer in the spring of 2015.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

For the three and six months ended December 31, 2014, we had revenues of $31,704 and $63,607 respectively, and incurred a net loss of $66,048 and $125,410 respectively.  These losses were mainly attributable to the increase in cost of product sold, professional fees, trade show expenses, hiring a public relations firm, and other advertising and promotion as we begin to secure market awareness for our products.

For the three and six months ended December 31, 2013, we had revenues of $513 and $1,308 respectively, and incurred a net loss of $12,979 and $22,470 respectively.  We had limited operations during these periods, and were focused on restructuring our operations, and raising the capital needed to go forward with our business plan.

Revenue

Our revenues for the three month and six month periods ended December 31, 2014 were $31,704 and $63,607 respectively, compared to $513 and 1,308 for the three and six month periods ended December 31, 2013.  The majority of our YTD revenue was derived from wholesale sales of NightFood bars to GNC, with the balance of revenues derived from retail sales of NightFood bars direct to consumers via our website, and via Amazon.com through their “Fulfilled by Amazon” program.  We continue to anticipate quarterly revenue growth going forward as we have been focusing our efforts to expand distribution and gain consumer traction.

Inventory

As of December 31, 2014, we had approximately $67,000 worth of product in inventory, compared to minimal inventory as of December 31, 2013.

Operating Expenses

Our operating expenses increased by $84,549 for the three month period ended December 31, 2014, from $10,393 for the three month period ended December 31, 2013.  The increase was primarily due to the increase in costs of goods sold as it relates to the increase in sales during the reporting period, along with advertising of approximately $14,000, and approximately $16,500 on trade shows, public relations expenses of $3,300, selling expenses of approximately $12,000, and an increase in professional fees of approximately $5,000.

Operating expenses for the six month period ended December 31, 2014 were $183,171 compared to $17,526 for the six month period ended December 31, 2013.  The increase was primarily due to the increase in costs of goods sold relating to an increase in sales, along with increases in professional fees, advertising and marketing expenses, and selling expenses.

Customers

For both the three and six month periods ending December 31, 2014, sales to GNC represented a majority of our revenues.  The balance of revenues was comprised of sales direct to consumer, and through sales via Amazon.com through the “Fulfilled By Amazon” program.  The Company is in discussions with other major retail chains in the specialty nutrition vertical, as well as mass drug, and supermarket chains.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had cash on hand of $5,059, and inventory value of $67,307.  During the quarter ended December 31, 2014, we successfully raised $43,500 through the private sale of our common stock.  These proceeds were used to increase both cash and inventory on our balance sheet.  Much of these funds went towards broker fees, trade shows, public relations, and paid advertising as we continue to increase awareness of our product and work to expand our national distribution footprint.

Since our inception, we have sustained operating losses. During the six months ended December 31, 2014, we incurred a net loss of $125,410 and had a total stockholders’ deficit of $126,537 at December 31, 2014.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs.  The Company is continuing to negotiate with third parties in an attempt to obtain additional sources of funds to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with achievement of milestones such as purchase orders from major retailer chains, will enable us to achieve successful financings to continue our growth.

Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During the six months ended December 31, 2014, net loss from operating activities was $125,410 compared to $22,470 for the six months ended December 31, 2013. The increase was primarily attributable to an increase in costs of goods sold relating to an increase in sales, along with increases in professional fees, advertising and marketing expenses, and selling expenses, during the six months ended December 31, 2014 compared to the same period in 2013.

During the six months ended December 31, 2014 and 2013 respectively, there was not any net cash provided in investing activities.

During the six months ended December 31, 2014, net cash aggregating $89,440 was provided by financing activities, which represents net proceeds of $76,500 from private sales of our common stock, $15,000 related to an advance by a related party and offset by a required payment of $2,060 of our bank loan. During the six months ended December 31, 2013, net cash aggregating $35,763 was provided by financing activities, which represented $32,500 from the proceeds from the sale of stock, $4,850 related to an advance by a related party and offset by a required payment of $1,587 of our bank loan.

From our inception in January 2010 through December 31, 2014, we have generated an accumulated deficit of approximately $1,497,484. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the majority of the remainder of 2015 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to allowance for doubtful, allowance for inventory write-downs and write offs, deferred income taxes, provision for contractual obligations and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended December 31, 2014.

OTHER EVENTS

Subsequent Events

On January 6th, 2015 we entered into an advisory agreement with Alina Healthcare Products, LLC, which is headed by Tom Morse.  Prior to forming Alina, Mr. Morse was the co-founder and President of Living Essentials LLC (5-Hour Energy) from 1999 to 2005.  During that period, as president of the company, he managed the growth of the 5-Hour Energy business and brand while establishing U.S. distribution arrangements with leading national retailers.  Morse has agreed to provide consulting services to NightFood related to product development, marketing, branding, and distribution strategies.  The company intends to issue 54,000 shares of the company’s stock in conjunction with this agreement as compensation for these services.

OFF BALANCE SHEET ARRANGEMENTS

None

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at December 31, 2014 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2014, we sold an aggregate of 174,000 shares of common stock at $0.25 per share to four investors in a private offering under Regulation D.  These investors indicated their investment intent and the certificates, when issued, will bear an appropriate legend reflecting their lack of registration under the Securities Act of 1933, as amended.  The proceeds of these sales are being be used as working capital to help fund product production and marketing.

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

NightFood Holdings, Inc.

February 12, 2015	By: /s/ Sean Folkson Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)