Form 10-Q
period 2015-03-31
NightFood Holdings, Inc.
filed 2015-05-15
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2015

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55406

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  At May 14, 2015, the registrant had outstanding 25,700,060 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and June 30, 2014	4
Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2015 and 2014	5
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2015 and 2014	6
Notes to Unaudited Condensed Consolidated Financial Statements	7-13

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$20,202	$49,028
Accounts receivable ( net of allowance of $0 and $0, respectively)	53,363	30
Inventory	60,694	72,415
Other current assets	5,126	1,500
Total current assets	139,385	122,973

Total assets	$139,385	$122,973

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$69,001	$26,555
Accrued interest expense -related party	45,263	37,072
Deferred revenue	-	457
Accrued expense -related party	18,000	-
Short-term borrowings	3,903	3,649
Advance- related party	15,000	-
Short-term borrowings-related party	134,517	134,517
Total current liabilities	285,684	202,250

Long term borrowings	7,536	10,850

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 25,700,060 issued and outstanding as of March 31, 2015 and 25,130,560 outstanding as of June 30, 2014, respectively)	25,700	25,131
Additional paid in capital	1,398,622	1,256,816
Accumulated deficit	(1,578,157)	(1,372,074)
Total stockholders' deficit	(153,835)	(90,127)
Total Liabilities and Stockholders' Deficit	$139,385	$122,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues	$72,214	$1,456	$8,607	$147

Operating expenses
Cost of product sold	64,856	25	12,726	25
Advertising & promotional	57,788	-	14,109	-
Selling, general and administrative	40,071	8,607	13,231	6,157
Professional Fees	106,876	1,045,801	46,354	1,030,725
Total operating expenses	269,591	1,054,433	86,420	1,036,907

Loss from operations	(197,377)	(1,052,977)	(77,813)	(1,036,760)

Interest expense - bank debt	515	1,081	170	329
Interest expense - related party	8,191	8,191	2,690	2,690
Total interest expense	8,706	9,272	2,860	3,019

Provision for income tax	-	-	-	-

Net loss	$(206,083)	$(1,062,249)	$(80,673)	$(1,039,779)

Basic and diluted net loss per common share	(0.01)	(0.05)	(0.00)	(0.04)

Weighted average shares of capital outstanding – basic and diluted	25,422,675	22,322,273	25,604,643	24,278,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended March 31, 2015	For The Nine Months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,083)	$(1,062,249)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	15,875	1,019,640
Increase in accounts receivable	(53,333)	-
Decrease in inventory	11,721	-
Increase in other current assets	(3,625)	(20,000)
Increase in accounts payable	42,446	1,830
Increase in accrued expenses	26,190	8,191
Decrease in deferred revenue	(457)	-
Net cash used in operating activities	(167,266)	(52,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	126,500	42,500
Short-term borrowings-related party	15,000	22,350
Repayment of short-term debt	(3,060)	(2,427)
Net cash provided by financing activities	138,440	62,423

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,826)	9,835

Cash and cash equivalents, beginning of period	49,028	913
Cash and cash equivalents, end of period	$20,202	$10,748

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$515	$1,081
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Interim Financial Statements

•

These unaudited condensed consolidated financial statements as of and for the nine (9) and three (3) months ended March 31, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2014 and 2013, respectively, which are included in the Company’s June 30, 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 29, 2014. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) and three (3) months ended March 31, 2015 are not necessarily indicative of results for the entire year ending June 30, 2015.

Use of Estimates

•

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

Advertising Costs

•

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying unaudited condensed consolidated statements of operations. The Company incurred advertising costs of $57,788 and $0 for the nine months ended March 31, 2015 and 2014, respectively.

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

•

All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Concentration of Credit Risk

•

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At March 31, 2015 and 2014 the Company did not have any uninsured cash deposits.

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

Recent Accounting Pronouncements

The Company has assessed all newly issued accounting pronouncements released during the quarters ended March 31, 2015 and 2014, and have found some of them to have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

•

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

•

Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted.

5.  Inventory

•

Inventory consists of the following at March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Finished Goods	$48,581	$47,424
Packaging	12,113	1,991
Deposits and Other	-	23,000
TOTAL	$60,694	$72,415

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.  Other Current Liabilities

•

Other current liabilities consist of the following at March 31, 2015 and  June 30, 2014:

	March 31, 2015	June 30, 2014
Imputed interest on related party note-Sean Folkson	$45,263	$	$ 37,072
Accrued consulting fees – related party	18,000		-
TOTAL	$63,263		$37,072

Effective May 6th 2015, The Company entered into a consulting agreement with Sean Folkson.  The agreement is retroactive to January 1st, 2015.  In exchange for services provided to the Company by Folkson, the Company agrees to pay Folkson $6,000 monthly.  This compensation expense started accruing on January 1, 2015, and will continue to accrue on a monthly basis until the company is in a position to pay Folkson.

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

Interest expense for the nine month period ended March 31, 2015 and 2014, totaled $515 and $1,081, respectively.

8.  Capital Stock Activity

•

On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

•

The Company is authorized to issue One Hundred Million (100,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

•

The Company has 25,700,060 and 25,130,560 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2015 and June 30, 2014 respectively.

•

During the nine months ended March 31, 2015:

•

the Company issued 506,000 shares of common stock for cash proceeds of $126,500,

•

and issued 63,500 shares of common stock for services with a fair value of $15,875.

Dividends

•

The Company has never issued dividends.

Warrants

•

The Company has never issued any warrants.

Options

•

The Company has never issued options.

9.  Advances by Affiliates

•

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, in the amount of $15,000 during the nine months ended March 31, 2015, to supplement the Company’s working capital.  These advances are recorded in the line item; Advance- related party. The amounts included in short term borrowings – related party balances of $134,517 and $134,517 at March 31, 2015 and June 30, 2014, respectively, is a Note and is repayable to Mr. Folkson upon Mr.  Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson may not demand repayment of the Note until the Company is profitable, and in a positive cash flow position. At that time, Mr. Folkson may demand repayment. The Company agrees to make payments equal to 10% of the monthly positive cash flow of the Company until balance is paid in full.

•

Included in short-term borrowings - related party is $15,000 which is a short term advance to the Company which is expected to be repaid during the fourth quarter 2015.

•

During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees and presented in the accrued expenses – related party.

•

Imputed interest expense accrued on the note payable to Mr. Folkson totaled $8,191 and $8,191 for the nine months ended March 31, 2015 and 2014, respectively.

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

OVERVIEW

We are a nutritional food development, marketing and distribution company relying on our unique product, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening consumption.  Over the past eighteen months, we have raised $349,500 through private sales of our common stock.  Approximately $100,000 has been invested in inventory, as we developed and manufactured a complete run of NightFood Cookies n’ Dreams bars in June 2014, and a complete run of NightFood Midnight Chocolate Crunch bars in August 2014.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND MARCH 31, 2014

For the three and nine months ended March 31, 2015, we had revenues of $8,607 and $72,214 respectively, and incurred a net loss of $80,673 and $206,083 respectively.  These losses were mainly attributable to professional fees, including consulting fees, and a decrease in revenue.

For the three and nine months ended March 31, 2014, we had revenues of $147 and $1,456 respectively, and incurred a net loss of $1,039,779 and $1,062,249 respectively.  We had limited operations during these periods, and were focused on restructuring our operations, and raising the capital needed to go forward with our business plan.

Revenue

Our revenues for the three month and nine month periods ended March 31, 2015 were $8,607 and $72,214 respectively, compared to $147 and $1,456 for the three and nine month periods ended March 31, 2014.  The majority of our nine month revenue was derived from wholesale sales of NightFood bars to GNC, with the balance of revenues derived from retail sales of NightFood bars direct to consumers via our website, and via Amazon.com through their “Fulfilled by Amazon” program.  We anticipate increases in revenue generally as we continue efforts to expand distribution and gain consumer traction. In each of the prior two quarters, the majority of our revenue came from a GNC Purchase Order.  Although NightFood sales continue to trend up at GNC, there was no purchase order in Q3 as GNC has sufficient inventory in their distribution center from the prior 2 purchase orders.  We have been advised by GNC that consumer NightFood purchases at GNC during Q3 were up approximately 18% from Q2.

Inventory

As of March 31, 2015, we had approximately $60,694 worth of product in inventory, compared to $72,415 worth of product in inventory as of June 30, 2014.

Operating Expenses

Our operating expenses decreased by $950,487 for the three month period ended March 31, 2015, from $1,036,907 for the three month period ended March 31, 2014.  The decrease was primarily due to the fact that we issued approximately 4,000,000 shares of stock in exchange for professional fees during the nine month period ending March 31, 2014.

Operating expenses for the nine month period ended March 31, 2015 were $269,591 compared to $1,054,433 for the nine month period ended March 31, 2014.  Again, this decrease was primarily due to the fact that we issued approximately 4,000,000 shares of stock in exchange for professional fees during the nine month period ending March 31, 2014.

Customers

For the three month period ending March 31, 2015, approximately 33% of our revenue was derived from a short-term promotion with Groupon.com.  The balance of revenues were comprised of direct to consumer sales, sales through Amazon.com, and wholesale sales to BuluBox, and Drugstore.com/Walgreens.com.  For the nine month period ending March 31, 2015, the majority of our revenue is made up of sales to GNC.  The loss of any of our important customers could have a material adverse effect on our sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had cash on hand of $20,202, and inventory value of $60,694.  During the three month period ended March 31, 2015, we successfully raised $50,000 through the private sale of our common stock.  These proceeds were used to increase cash and cover expenses relating to consulting fees paid in anticipation of FINRA approval, as well as operating expenses such as public relations and marketing consulting, and legal fees associated with SEC compliance and filings.

Since our inception, we have sustained operating losses. During the nine months ended March 31, 2015, we incurred a net loss of $206,083 and had a total stockholders’ deficit of $153,835 at March 31, 2015.

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

During the nine months ended March 31, 2015, net cash used in operating activities was $167,266 compared to $52,588 for the nine months ended March 31, 2014. This increase was primarily due to the increase in our accounts receivable balance. Our accounts receivable has increased based on our increase sales from our customers previously described and the payment terms established with our largest current customer, GNC.   As with most of their other new vendors, our payment terms with GNC are weekly “pay on scan”, rather than a traditional set of terms such as NET 30.

During the nine months ended March 31, 2015 and 2014 respectively, there was not any net cash provided in investing activities.

During the nine months ended March 31, 2015, net cash aggregating $138,440 was provided by financing activities, which represents net proceeds of $126,500 from private sales of our common stock, $15,000 related to an advance by a related party and offset by required principal payments of $3,060 of our bank loan.

From our inception in January 2010 through March 31, 2015, we have generated an accumulated deficit of approximately $1,578,157. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the majority of the remainder of 2015 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

Effective May 6th 2015, The Company entered into a consulting agreement with Sean Folkson.  The agreement is retroactive to January 1st, 2015.  In exchange for services provided to the Company by Folkson, the Company agrees to pay Folkson $6,000 monthly.  This compensation expense started accruing on January 1, 2015, and will continue to accrue on a monthly basis until the company is in a position to pay Folkson.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended March 31, 2015.

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2015.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

3.  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets.  Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information.  Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2016.  However, due to our small size and limited resources we could experience additional delays in implementation.

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

ITEM 1A.  RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2015, we sold an aggregate of 200,000 shares of common stock at $0.25 per share to 2 investors in a private offering under Regulation D.  Each investor indicated their investment intent and the certificates, when issued, will bear an appropriate legend reflecting their lack of registration under the Securities Act of 1933, as amended.  The proceeds of this sale will be used as working capital to help fund product production and marketing.

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

NightFood Holdings, Inc.

May 15, 2015	By: /s/ Sean Folkson Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)