Form 10-K
period 2015-06-30
NightFood Holdings, Inc.
filed 2015-09-30
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2014: 1,263,248.

As of September 30, 2015, the issuer had 26,812,588 shares of its common stock issued and outstanding, par value $0.001 per share.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,”and “Risk Factors”.

ITEM 1. BUSINESS

NightFood Holdings, Inc. (“we”, “us” “the Company” or “NightFood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York corporation (the “Subsidiary”) from its sole shareholder, Sean Folkson. All of our operations are conducted by the Subsidiary. We are in the business of manufacturing, marketing and distributing snacks specially formulated and promoted for evening consumption. A large number of Americans consume nighttime snacks that are high in sugar, fat, and calories; such snacks can impair sleep and also impair health in general. Management believes that our products are unique in the food industry and that there is a substantial market for our products. We are in the process of establishing distribution channels for these products. Our offices are located at 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.nightfood.com. Any information that may appear on our web site should not be deemed to be a part of this report.

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

Our Products, Present and Proposed

NightFood nutrition bars are made from commercially available ingredients and a proprietary combination of other components in a proprietary process. NightFood bars are currently merchandised in a 6-pack. At retail, they are typically merchandised open, so the consumer can purchase an individual bar, or an entire box of 6. The SRP on an individual bar is $2.49. NightFood® is the first product positioned as a healthier and better alternative to other convenient nighttime snack options. Compared to the existing popular options, each 140 calorie NightFood® bar is specially formulated to satisfy late-night cravings, tackle nighttime hunger, on fewer calories, and with a healthier, more sleep-friendly nutritional profile. We believe that NightFood® bars are an optimal after-dinner snack in terms of composition and calories. In addition, the bars contain a clinically proven bioactive ingredient called Chocamine® (a patented natural cocoa extract that is believed to promote satiety and craving satisfaction, while also providing the health and relaxation benefits of chocolate without the caffeine, fat, calories, and sugars).

Depending upon the success of the NightFood® bar and our available resources, we intend to consider expanding our product line to include formulations with and without sleep aiding bioactive ingredients, nighttime snack products specifically for children, and snacks in different food formats such as cookies, chips, ice cream, etc.

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

Marketing & Distribution

NightFood bars are currently available in many GNC locations across the country. We believe the bars are in approximately 1,300 GNC stores. In our previous filings, we indicated the number of GNC locations to be approximately 700. The new estimate of 1,300 stores does not represent an expansion, but rather reflects new and updated information we received from GNC. At this time, it is our belief that we have been in 1,300 stores since initial launch in the fall of 2014.

In June of 2015, the Company engaged Cascadia Managing Brands of Ramesy, NJ to assist with distribution and marketing strategy, and we’ve imitated relationships with natural foods brokers in the northeast and southeast to initiate and advance product distribution with distributors and major retail chains in the natural food & supermarket verticals, the specialty nutrition space, as well as continuing to establish distribution in the mass drug vertical.

Competition

The nutritional/snack food business is highly competitive and includes such participants as large companies like Mondelez, Nestle S.A. and Quaker Oats and more specialized companies such as Cliff Bar and many smaller companies. Many of these competitors have well established names and products. Management is not aware of any competitor offering snacks targeting the nighttime snack occasion, or formulated to satisfy unhealthy nighttime cravings in a sleep-friendly way. We will initially compete based upon the unique nature of our product. However, other companies, including those with greater name recognition than us and greater resources may seek to introduce products that directly compete with our products. Management believes that if a competitor sought to develop a competing product, it could do so and begin to establish retail distribution in 12-24 months.

Intellectual Property Rights

We own the registered trademark “NightFood®” and believe that it will prove important to our business. Additionally we own the domain NightFood.com as well as many other relevant domains such as late-night-snack.com, nighttimesnack.com, and nighttimesnacking.com, as well as NightFood.us, NightFood.net, TryNightFood.com, GetNightFood.com, NiteFood.com, and Night-Food.com. We also own the toll-free number 888-888-NIGHT. We also rely on proprietary information as to our formulas and have non-disclosure agreements with our suppliers.

Personnel

We currently have no employees except Sean Folkson, our President and CEO, and Peter Leighton, our VP of Marketing who is currently serving the company on a part-time basis. Should we be successful in executing our business plan, we anticipate hiring additional employees in the future to assist with marketing, sales and clerical positions. We rely on consultants and outsourced services to accomplish work that might otherwise be done by employees in a large established company.

Customers

In FY 2015, sales to GNC represented approximately 70% of our revenue. Looking to FY 2016, we expect revenues among customers to be more balanced as we begin distributing to additional distributors and retail chains.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse affect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan. We have had limited operations and the bulk of our sales have resulted from sales to one customer, specialty nutrition retailer GNC. We generated revenue of $68,409 in the year ended June 30, 2015 and $2,575 in the year ended June 30, 2014. Because our capital resources had been extremely limited we were unable to fund continual production of our product through contract manufacturers which resulted in limited revenues. Unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment.

During FY2015, 70% of our revenue was derived from sales to one customer. Although the market for our products is elastic and we believe current purchasers of our products are replaceable, our concentration of sales creates risk to future revenues if we were to lose this major customer.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2015 and June 30, 2014 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

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

Our success depends to a large extent upon the continued service of key managerial employees and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key employees, Sean Folkson, our president and CEO and to a lesser extent on Peter Leighton, our Vice President. We have a consulting agreement with Mr. Folkson. The loss of either Mr. Folkson or Mr. Leighton would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our officers to control our business will limit minority shareholders' ability to influence corporate affairs. As of June 30, 2015, our president, Sean Folkson, owned 16,433,568 shares and our Vice President Peter Leighton owned 4,000,000 shares or an aggregate of approximately 76.9 % of our 26,588,588 issued and outstanding shares. Because of their stock ownership, our officers will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not be able to execute our planned expansion. Over the next 6-12 months, we believe we will require over $2,000,000 in debt or equity financing to affect a planned expansion of our operations and roll out of our existing and any future products. Management believes that it will be able to raise funds now that we have commenced trading on the Over the Counter Bulletin Board (“OTCBB”). However, this may not prove to be the case. No one has committed to invest the money we need to complete our planned operations. If we cannot raise additional funds, it is unlikely that we will be able to support a stock price close to the amount paid by our investors and our investors may lose all or most of their investment. Recent economic developments and the current economic climate may make it especially difficult to raise additional funds. If we do not raise additional funds, we may be required to abandon our current business plan and either operate our plan on a much smaller scaled basis, cease operations entirely, or seek a different line of business. However, we intend to seek additional funds and affect our planned business and we have no other present plans.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We would incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees and consultants to segregate responsibilities and are presently unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and this may impair our ability to effectively comply with Section 404 of the Sarbanes-Oxley Act. We currently do not have any employees and rely on our CEO, Sean Folkson and our Vice President/CMO Peter Leighton to perform all executive functions. Peter Leighton will be working for us on a part time basis. Accordingly, we cannot segregate duties to provide sufficient review of our financial activity. During the course of our testing our financial procedures, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly. Our officers’ lack of experience in accounting and financial matters may make our efforts to comply more difficult and cause us to hire consultants to assist him cutting into our resources.

Implications of Being an Emerging Growth Company. As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;

●	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;
●	an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and
●	reduced disclosure about the emerging growth company's executive compensation arrangements.

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

We would cease to be an emerging growth company upon the earliest of:

●	In our fiscal year ended June 30, 2020,
●	the first fiscal year after our annual gross revenues are $1 billion or more,
●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or
●	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Risks Related to Our Common Stock

Currently, there is very little activity on the public markets for our securities, and there can be no assurances that any significant public trading will ever develop and, our stock is likely to be subject to significant price fluctuations. There has not been any established trading market for our common stock. Commencing August 21, 2015 we began trading under the Symbol NGTF on the OTC Markets. However, trading volume to date has been limited and sporadic.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. Any purchasers of our securities should be aware that any market that develops in our stock will likely be subject to the penny stock restrictions."

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

Any market that develops in shares of our common stock will be subject to the penny stock restrictions that are likely to create a lack of liquidity and make trading difficult or impossible. Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by OTCMarkets.com. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws to the extent they prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because our securities have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. Accordingly, investors should consider the secondary market for our securities to be a limited one.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The company initiated a lease for office space in August 2014, at a total net expense of approximately $450 per month. The first year contained a promotional discount. As of August, 2015, the cost of this office space is approximately $630 monthly. This space provides a professional working environment and a location to hold meetings for our sole employee (Sean Folkson, CEO), and is easily expandable as additional employees are added. We currently store our inventory in a fulfillment center at a cost of approximately $200 per month which is part of our shipping and packing relationship. We believe that our properties are adequate for our current needs and that alternative similar or additional space could be found in the vicinity of our present property at similar cost should the need arise.

ITEM 3. LEGAL PROCEEDINGS

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was granted the symbol NGTF by FINRA on May 14, 2015 and trades on OTCMarkets.com. The first trade of our stock occurred August 28, 2015. To date trading has been very limited and sporadic. The last reported price was $1.28 on September 30, 2015

Period Ending June 30, 2015	High	Low
March 31, 2015
June 30, 2015

Year Ending December 31, 2014:
March 31, 2014 June 30, 2015 September 30, 2015 December 31, 2015	-	-

Year Ending December 31, 2013:
December 31, 2013	-	-

HOLDERS

The approximate number of stockholders of record at September 30, 2015 is 84. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

We do not have any equity compensation plans. We do not have any warrants issued or outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending June 30, 2015, 658,000 shares were issued to 15 investors for $164,500 in cash ($0.25 per share). No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2015, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock have been and will likely continue to be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

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

OVERVIEW

We are a snack development, marketing and distribution company relying on our unique product, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening snacking. Our first product is the NightFood nutrition bar, currently available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch).

NightFood bars are currently available in many GNC locations across the country. We believe the bars are in approximately 1,300 GNC stores. In our previous filings, we indicated the number of GNC locations to be approximately 700. The new estimate of 1,300 stores does not represent an expansion, but rather reflects corrected and updated information we received from GNC. At this time, it is our belief that we have been in 1,300 stores since our initial launch in the fall of 2014.

The company is intently focused on expanding into more mass-market retail outlets. We believe consumers shopping in a specialty nutrition store like GNC can be assumed to be much more diligent about their snack habits and patterns, and therefore less likely to gravitate towards a product line like NightFood, which is positioned to replace unhealthy nighttime snack options like cookies, chips, ice cream, candy, cereal, and the like.

We believe it’s important for us to have distribution and placement in stores where “average, everyday people” are currently buying their snacks. This will allow us greater exposure to a larger number of more relevant consumers, and also allow for more efficient promotion of the product.

Over the last few months, spanning the time period from June 2015 through September, 2015, the company has made major strides towards our goal of establishing distribution in more mainstream outlets.

In June, 2015, the company engaged Cascadia Managing Brands to assist with distribution and brand management and to accelerate our rollout in all relevant verticals, including supermarkets, natural food stores, convenience stores, and mass drug. Our relationship with Cascadia has led directly to establishing relationships with two of the premier natural food brokers in the country. Tozzi & Associates is representing NightFood in the northeast, and Main Street Marketing in the southeast, giving us broker coverage of the entire east coast, and broker access to accounts such as Fairway Market, five Whole Foods regions, Wakefern (ShopRite), Stop & Shop, Harris Teeter, Wegmans, as well as hundreds of other accounts, although as of the date of this report we have not yet received any purchase orders from such potential accounts.

The brokers have reported that initial marketplace feedback is strong. They are currently in the process of generating enough interest and pre-commitments from retail outlets so that major national distributors such as KeHe and UNFI will begin carrying NightFood products in their regional warehouses, as that is our desired goal.

Advancing our push to mainstream retail, in August of 2015, we received our first purchase order from a distributor, Abraham Natural Foods. Abraham is a leading grocery wholesale distributor in the New York Metropolitan area, serving approximately 2500 accounts, and a variety of retail chains including Morton Williams, Associated Supermarkets, and Food Town.

Sales at GNC continued to trend up throughout the fiscal year, and our highest volume week to date was just prior to the end of the 2015 Fiscal Year (GNC reporting week ended 6/20/15). This coincided with an increase in media spend while testing our Facebook ad campaign (discussed below). During the 4 week period from 6/14/30 through 7/11/15, we had our strongest 4-week period to date at GNC.

Since the end of the 2015 Fiscal Year, sales have remained at somewhat elevated levels, and Q1 of Fiscal Year 2016 will be our strongest GNC Quarter to date in terms of the number of bars sold, and total gross sales. To date, GNC sales in each quarter have surpassed the previous quarter.

As they are currently our single largest customer, we have spoken with the team at GNC, and both parties agree that the Company needs to take measures to further increase sales volume in their stores. We are discussing more aggressive pricing promotions along with ways to drive incremental consumers into GNC stores by running online ads and promoting the pricing promotions to our existing list of NightFood customers and samplers. We can give no assurance of the success of any such campaigns.

Toward the end of FY 2015, the Company began to ramp up ad spending for testing a direct response advertising campaign on Facebook as mentioned in the previous paragraph. The goal of this campaign is to drive consumer trial and awareness, resulting in increased retail sales and consumption. The accelerated test spend lasted a total of 6 weeks and delivered a substantial lift in direct to consumer sales, as well as sales by our retail partners (both brick & mortar, and online). In the several weeks since we paused the campaign, much of the lift in sales remains, indicating consumer repurchase behavior.

The campaign was paused so we could evaluate the results, to see if the lift was sustained, and to preserve inventory and cash until additional distribution is established and more funding is secured. It is our intent to resume scaling and optimizing this campaign in the future as broader retail distribution is established. This campaign is not intended to be a profit center, and is unlikely to be profitable at any point when factoring in the cost of product, fulfillment, shipping, and media spend. However, we believe it can be a cost-effective way to drive consumer awareness and trial in a way that will support increased consumption and expanded distribution.

We are greatly encouraged by the impact of our ads on sales volume at GNC and other outlets including Amazon, Drugstore.com and Puritans Pride. We’re even more encouraged by the fact that the lift in sales we saw during the ad campaign has largely sustained itself since the advertising campaign had been paused in late July. We interpret this as a signal that there is ongoing repeat purchase behavior from consumers who have tried NightFood.

DEVELOPMENT PLANS

Longer-term, assuming that we have established sufficient traction with our initial product, the NightFood nutrition bar, the company intends to evaluate opportunities to introduce other nighttime specific snack products in the snack formats already popular with consumers such as cookies, chips, and ice cream.

We believe the nutritional profile of any popular snack food can be evaluated and formulated for what we call “sleep-friendliness”, and therefore optimized as a better nighttime snack option.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances. These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2015 Compared to Fiscal Year ended June 30, 2014

Revenue

For the twelve months ended June 30, 2015, we had revenues of $68,409 compared to the twelve months ended June 30, 2014 when we had revenues of $2,575. The majority of the increase in revenue is from two purchase orders received from GNC. The first of the two was received in August, 2014 for approximately $26,000 worth of product, and the second was received in October for just over $30,000 worth of product. The majority of this approximately $41,000 in revenue remains on our books as an outstanding receivable, as the terms of the purchases were “pay on scan”. While GNC takes possession of the goods upon receipt, the payment terms dictate that they pay down the receivable weekly based on how much product is sold during the prior week. The company has also provided certain sales allowances of $12,923 for the year ended June 30, 2015.

Other important factors driving the revenue increase in FY2015 were an increase in direct to consumer product sales ($11,861 in FY 2015 compared to $950 in FY2014), and sales through our Fulfilled By Amazon program ($3,257 vs. $144).

Operating Expenses

Our operating expenses for the twelve months ending June 30, 2015 were $424,905 compared to $1,134,620 for the twelve months ending June 30, 2014. The decrease was mainly due to a decrease in professional fees. Other costs, such as cost of goods sold, advertising & promotional, and SG&A all increased for FY2015.

Net Loss

For the twelve months ended June 30, 2015, we had a net loss of $367,134 compared to the twelve months ended June 30, 2014 when we had a net loss of $1,144,325. The majority of this decrease on net loss is a result of lower expense related to professional fees in FY2015 compared to FY2014.

Inventory

As of June 30, 2015, we had approximately $46,936 worth of product in inventory, compared to $49,415 worth of product in inventory as of June 30, 2014.

Customers

During FY2015, approximately 70% of our revenue was derived from our relationship with one customer, GNC. The next largest revenue component was our direct to consumer sales, which accounted for almost 15% of our revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had cash on hand of $16,059, accounts receivable of $34,528 net of allowances, and inventory value of $46,936. During the twelve month period ended June 30, 2015, we successfully raised $164,500 through the private sale of our common stock. These proceeds were used to manufacture inventory, initiate and provide support for retail distribution and cover expenses related being a publicly traded company.

Since our inception, we have sustained operating losses. During the twelve months ended June 30, 2015, we incurred a net loss of $367,134 and had a total stockholders’ deficit of $45,788 at June 30, 2015.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with the continued expansion in distribution, will enable us to achieve successful financings to continue our growth.

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

During the twelve months ended June 30, 2015, net cash used in operating activities was $198,146 compared to $171,577 for the twelve months ended June 30, 2014. This increase was primarily due to the increase in our operating expenses such as advertising and promotional expenses, consulting and other professional fees, and expenses related to being a public company, along with the relatively slow collection of the accounts receivable items related to our GNC purchase orders.

During the twelve months ended June 30, 2015 and 2014 respectively, there was not any net cash provided in investing activities.

During the twelve months ended June 30, 2015, net cash aggregating $165,177 was provided by financing activities, which represents net proceeds of $164,500 from private sales of our common stock, $5,000 related to an advance by a related party and offset by required principal payments of $4,323 of our bank loan.

From our inception in January 2010 through June 30, 2015, we have generated an accumulated deficit of approximately $1,739,208. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of 2015 and through most, if not all, of 2016. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement is retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agrees to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and will continue to accrue on a monthly basis until the company is in a position to pay Folkson.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended June 30, 2015 with respect to Company’s ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

NightFood Holdings, Inc.

Financial Statements

For the years ended June 30, 2015 and June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NightFood Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NightFood Holdings, Inc. (the “Company”) as of June 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the two year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the two year in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from its operating activities. These raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

September 30, 2015

NightFood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014

ASSETS

Current assets :
Cash	$16,059	$49,028
Accounts receivable ( net of allowance of $12,923 and $0, respectively)	34,528	30
Inventories	46,936	49,415
Deposit on Purchase of Inventories	-	23,000
Other current assets	5,086	1,500
Total current assets	102,609	122,973

Total assets	$102,609	$122,973

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$97,221	$26,555
Accrued interest expense-related party	-	37,072
Deferred revenue	-	457
Accrued expense-related party	36,000	-
Short-term borrowings	4,007	4,323
Advance-related party	5,000	-
Short-term borrowings-related party	-	134,517
Total current liabilities	142,228	202,250

Long term borrowings	6,169	10,176

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 26,588,588 issued and outstanding as of June 30, 2015 and 25,130,560 outstanding as of June 30, 2014, respectively)	26,589	25,131
Additional paid in capital	1,666,832	1,256,816
Accumulated deficit	(1,739,208)	(1,372,074)
Total stockholders' deficit	(45,788)	(90,127)
Total Liabilities and Stockholders' Deficit	$102,609	$122,973

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2015	June 30, 2014

Revenues	$68,409	$2,575

Operating expenses
Cost of product sold	75,835	16,734
Advertising and promotional	86,200	26,891
Selling, general and administrative	49,169	14,274
Professional Fees	213,701	1,076,721
Total operating expenses	424,905	1,134,620

Loss from operations	(356,496)	(1,132,045)

Other expenses
Interest expense - bank debt	743	1,369
Interest expense - related party	9,894	10,911
Net loss before income taxes	(367,134)	(1,144,325)

Provision for income tax	-	-

Net loss	$(367,134)	$(1,144,325)

Basic and diluted net loss per common share	(0.01)	(0.05)

Weighted average shares of capital outstanding – basic and diluted	25,558,832	23,172,482

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended June 30, 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, July 1, 2013	20,000,000	$20,000	$19,307	$(227,749)	$(188,442)
Common stock issued for services	4,078,560	4,079	1,015,561	-	1,019,640
Common Stock issued for cash	1,052,000	1,052	221,948	-	223,000
Net loss	-	-	-	(1,144,325)	(1,144,325)
Balance, June 30, 2014	25,130,560	25,131	1,256,816	(1,372,074)	(90,127)
Common stock issued for services	261,960	262	65,228	-	65,490
Common stock issued for debt conversion	538,068	538	180,945	-	181,483
Common Stock issued for cash	658,000	658	163,842	-	164,500
Net loss	-	-	-	(367,134)	(367,134)
Balance, June 30, 2015	26,588,588	$26,589	$1,666,832	$(1,739,208)	$(45,788)

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended June 30, 2015	For The Year Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(367,134)	$(1,144,325)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	65,490	1,019,640
Increase in sales allowance	12,923	-
(Increase) decrease in accounts receivable	(47,421)	7
(Increase) decrease in inventory	25,479	(72,415)
Increase in other current assets	(3,586)	(1,500)
Increase in accounts payable	70,666	15,648
Increase (decrease) in accrued expenses	45,894	10,910
Increase (decrease) in deferred revenue	(457)	457
Net cash used in operating activities	(198,146)	(171,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	164,500	223,000
Short-term borrowings-related party	5,000	-
Repayment of short-term debt	(4,323)	(3,308)
Net cash provided by financing activities	165,177	219,692

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,969)	48,115

Cash and cash equivalents, beginning of year	49,028	913
Cash and cash equivalents, end of year	$16,059	$49,028

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$743	$1,369
Income taxes	$-	$-
Conversion of Debt Principal	$134,517	$-

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate office in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. The Company incurred advertising costs of $86,200 and $26,891 for the years ended June 30, 2015 and 2014, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s and other customer websites.

●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2015 and 2014 the Company did not have any uninsured cash deposits.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Construction-Type and Production-Type Contracts." ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company has not yet selected a transition method nor has determined the effect of ASU 2014-09 on its ongoing financial reporting.

●

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable		The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. Currently, the Company’s largest customer is GNC. The terms it has established with GNC is “pay on scan”. Each week, GNC issues payment to the Company based on the volume of inventory sold. As such, its receivables with GNC are not due on a specific date, but rather tied to product sales volume The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $12,923 for the year ended June 30, 2015.

5.	Customer Concentrations	●	During the year ended June 30, 2015, the Company revenues included one customer which accounted for approximately 70% of revenues. The Company is in the process of negotiating additional contracts with several other retail outlets which if successful will reduce the present concentration level.

6.	Inventories	●	Inventories consists of the following at June 30,

	2015	2014
Finished Goods	$35,273	$47,424
Packaging	11,662	1,991
TOTAL	$46,936	$49,415
Deposits on Product	-	23,000

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30,

	2015	2014
Accrued consulting fees – related party	$36,000	$-
Imputed interest on related party note-Sean Folkson	-	$37,072
TOTAL	$36,000	$37,072

8.	Short and long term borrowings	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

	2015	2014
Bank Loan	$10,176	$14,499
Total borrowings	10,176	14,499
Less: current portion	(4,007)	(4,323)
Long term debt	$6,169	$10,176

Interest expense for the years ended June 30, 2015 and 2014, totaled $743 and $1,369, respectively.

9.	Stockholders’ Deficit	●	On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●

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

●	The Company has 26,588,588 and 25,130,560 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2015 and 2014 respectively.

●	During the year ended June 30, 2015:

●	the Company sold 658,000 shares of common stock for cash proceeds of $164,500,
●	and issued 261,960 shares of common stock for services with a fair value of $65,490.
●	and issued 538,068 shares of common stock for the conversion of related party debt of $181,483.

Dividends
●	The Company has never issued dividends.

Warrants
●	The Company has never issued any warrants.

Options
●	The Company has never issued options.

10.	Related Party Transactions	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $15,000 and $26,350 in 2015 and 2014, respectively, to supplement the Company’s working capital. These short term advances have all been repaid.

●	On May 27, 2015, Mr. Folkson converted the outstanding note payable of $134,517 into 538,068 shares of the Company’s $0.001 par value common stock.

●	The amounts previously included in short term borrowings – related party of $0 and 134,517 in 2015 and 2014, respectively had represented a Note Payable which was to be repayable upon Mr. Folkson providing the borrower with written notice of demand, according to certain terms. However Mr. Folkson was not permitted to demand repayment of the Note until the Company was profitable, and in a positive cash flow position. At that time, Mr. Folkson would have been allowed to demand repayment. The Company had agreed to make payments equal to 10% of the monthly positive cash flow of the Company until balance would have been paid in full. Subsequently, on May 27, 2015, Mr. Folkson converted his note into shares of the Company’s stock.

●	Included in short-term borrowings - related party is $5,000 which is a short term advance to the company which is expected to be repaid during the first quarter 2016.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $36,000 is reflected in professional fees and presented in the accrued expenses – related party.

●

The consulting agreement has a term of one year, and then converts into a month to month effective January 1, 2016. This agreement can be terminated after the initial term, with thirty (30) days notice by either party.

●	Imputed interest expense accrued on the converted note payable to Mr. Folkson totaled $9,894 and $10,911 for the years ended June 30, 2015 and 2014, respectively.

11.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2015	2014

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	-	-
Valuation allowance	34.0%	34.0%
Provision for income tax expense(benefit)	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$196,982	$94,423
Non-cash compensation	368,944	346,678
Total deferred tax assets	$565,926	$441,101

Valuation allowance	(565,926)	(441,101)
Net deferred tax asset	$-	$-

At June 30, 2015 the Company had estimated U.S. federal net operating losses of approximately $566,000 for income tax purposes which will expire between 2023 and 2022. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2015 was an increase of $124,825. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2015 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company's accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

12.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Accounts Payable, Accrued and Other Current Liabilities

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

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fiscal 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$10,176	$-	$-	$10,176
Total	$10,176	$-	$-	$10,176

	Fiscal 2014 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$149,016	$-	$-	$149,016
Total	$149,016	$-	$-	$149,016

13.	Net Loss per Share of Common Stock	●	The Company has adopted FASB Topic 260, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

	2015	2014
Numerator - basic and diluted loss per share net loss	$(367,134)	$(1,144,325)
	-	-
Net loss available to common stockholders	$(367,134)	$(1,144,325)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	25,558,832	23,172,482
Basic and diluted earnings per share	$(0.01)	$(0.05)

14.	Subsequent Events	●	The Company received proceeds of $56,000 through the sale 224,000 shares of its common stock.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

(a) Dismissal of Beckstead & Company, C.P.A.’s

On December 4, 2014 the Board of Directors of NightFood Holdings, Inc. (the “Company” dismissed Beckstead & Company, C.P.A.’s (“B&C”) as its independent registered public accounting firm.

The report of B&C on the Company’s financial statements for the year ended June 30, 2014 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles but did include an explanatory paragraph and footnote questioning the Company’s ability to continue as a going concern. During the period of B&C’s engagement as the Company’s independent registered public accounting firm through December 4, 2014 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with B&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of B&C, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of RBSM LLP

On December 4, 2014, the Board of Directors appointed RBSM LLP (“RBSM”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as the Company’s independent registered public accounting firm. During our two most recent fiscal years and through December 4, 2014, neither the Company nor anyone on the Company’s behalf consulted RBSM regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq. ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s Chief Executive Officer (principal executive officer and principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s Chief Executive Officer, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our Chief Executive Officer does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2015 due to the lack of accounting and management personnel, as well as insufficient funds to fully engage necessary legal and compliance resources. We will consider hiring additional employees when we obtain sufficient capital.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at December 31, 2014, our internal control over financial reporting was not effective due to a lack of resources.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson	46	President, Chief Executive Officer and Director

Peter Leighton	53	VP Marketing and Chief Marketing Officer

Term and Family Relationships

Our director currently has a term which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

No family relationships exist among our officers, directors and consultants.

Business Experience

Sean Folkson was elected president, CEO and a director upon formation of the Company. Sean Folkson has been CEO and President of our subsidiary NightFood, Inc., a New York corporation, since its formation in January 2010. From 2004 to 2009 he served as president of Specialty Equipment Direct, Inc. which is an online marketer of flooring maintenance equipment which he founded. In 1998 he founded AffiliatePros.com, Inc. a company engaged in assisting its clients with internet marketing which operated through 2008. Mr. Folkson received a B.A. in Business Administration with a concentration in marketing from S.U.N.Y Albany in 1991.

Peter Leighton was appointed Vice President Marketing and Chief Marketing Officer upon the formation of the Company. Peter Leighton holds a BA in marketing from the University of Florida. For over 25 years he has been engaged in marketing and management for functional foods, biotech and turnaround companies. Since 2001 Mr. Leighton has been the founding partner of Copernican Associates, LLOC a consulting firm offering B to B and B to C services in various segments. From 2007 to 2010 he was CEO of Advana Science, Inc., a developer of OTC consumer products and was VP Marketing of Natrol, Inc., an OTC supplement manufacturer from 2002 to 2004. From February 2014 through March 2015, Mr. Leighton served as Vice President – Product Strategy for Complete Nutrition Holdings, Inc., a company involved in operating and franchising high end nutritional product stores. He continues to serve the Company on a part time basis.

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

Director Independence

Our sole director is not deemed independent because he is our majority shareholder, CEO and sole full-time employee.

Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the fiscal year ended June 30, 2015 such reporting persons complied with the filing requirements of Section 16(a), with the exception of Mr. Folkson filing his Form 3 after the due date and Mr. Leighton not filing his Form 3. Neither Mr. Folkson nor Mr. Leighton have engaged in any purchases or sales of our common stock since we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation		Total
Sean Folkson,	2014	$0	$0	$0	$0	$0	$0	$0		$0
CEO	2015	$0	$0	$0	$0	$0	$0	$36,000	[1]	$36,000

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Peter Leighton,	2014	$0	$0	$0	$0	$0	$0	$0	$0
CMO	2015	$0	$0	$0	$0	$0	$0	$0	$0

1 – To date, Mr. Folkson has not received any payment as a result of his consulting agreement. All compensation continues to accrue.

The Company has not paid and has no present plan to give any compensation other than cash and the granting of shares of common stock. The Company does not have any Stock Option Plan or other equity compensation plans.

Employment Agreements

A consulting agreement exists between Mr. Folkson and the Company, whereby Mr. Folkson receives $6,000 in consulting fees each month, beginning January, 2015. As the company has not had sufficient funds to date to pay Mr. Folkson, these fees have accrued and will continue to accrue until such time as the Company has sufficient funds to issue payment.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock (our only class of voting securities) as of September 30, 2015, by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

Name and address of owner	Amount owned	Percent of class

Sean Folkson c/o Nightfood Holdings, Inc. 520 White Plains Road – Suite 500 Tarrytown, NY 10691	16,433,568	61.43%

Peter Leighton c/o Nightfood Holdings, Inc. White Plains Road – Suite 500 Tarrytown, NY 10691	4,000,000	14.95%

All officers and directors as a group (2 persons)	20,433,568	76.38%

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company was incorporated on October 16, 2013 and upon our organization we issued 20,000,000 shares of common stock to the Company’s founder, President and CEO in exchange for all of the issued and outstanding common stock of Night Food, Inc., a New York corporation. During October and December 2013, Mr. Folkson assigned 4,000,000 shares of his common stock to Peter Leighton as compensation in connection with his joining the Company and an aggregate of 104,500 shares to 35 persons as gifts. Mr. Folkson has advanced an aggregate of $134,517 to us to fund our operations, and had previously been shown on our financial statements as a Note Payable. This note has since been converted to equity as outlined below. Our sole director is not deemed independent because he is our majority shareholder, CEO and sole full-time employee. The Company may seek to satisfy all or part of this indebtedness through the issuance of stock to Mr. Folkson.

●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $15,000 and $26,350 in 2015 and 2014, respectively, to supplement the Company’s working capital these short term advances have all been repaid.

●	On May 27, 2015, Mr. Folkson converted the outstanding note payable of $134,517, at a conversion price of $.25/share, into the 538,068 shares of the company’s $0.001 par value common stock.

●	The amounts previously included in short term borrowings – related party of $0 and 134,517 in 2015 and 2014, respectively had represented a Note Payable which was to be repayable upon Mr. Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson was not permitted to demand repayment of the Note until the Company was profitable, and in a positive cash flow position. At that time, Mr. Folkson would have been allowed to demand repayment. The Company had agreed to make payments equal to 10% of the monthly positive cash flow of the Company until balance would have been paid in full. Subsequently, on May 27, 2015, Mr. Folkson converted his note into shares of the company’s stock.

●	Included in short-term borrowings - related party is $5,000 which is a short term advance to the company which is expected to be repaid during FY 2016.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $36,000 is reflected in professional fees and presented in the accrued expenses – related party.

●	Imputed interest expense accrued on the converted note payable to Mr. Folkson totaled $9,894 and $10,911 for the years ended June 30, 2015 and 2014, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2014 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $11,500 and $19,500, respectively.

Tax Fees

For the fiscal years ended June 30, 2014 and 2015, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $2,250 and $2,500 respectively.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4.1	Subscription Agreements*
4.2	Specimen Stock Certificate*

10.1**	Lease Receipt and terms and conditions
21.1	Subsidiaries of the Registrant NightFood, Inc. a 100% owned New York corporation
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to like numbered exhibit to the Registrant’s registration Statement on Form S-1 File Number 333-193347
** Incorporated by reference to the Registrant’s annual report on Form 10K for Fiscal Year ended June 30,2014

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NightFood Holdings, Inc.

September 30, 2015	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Director	September 30, 2015
Sean Folkson	(principal executive, financial and accounting officer)

