Form 10-Q
period 2015-09-30
NightFood Holdings, Inc.
filed 2015-11-12
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 12, 2015, the registrant had outstanding 27,212,588 shares of common stock.

NightFood Holdings, Inc.

Financial Statements

For the three months ended September 30, 2015 and September 30, 2014

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and June 30, 2015	F3
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2015 and 2014	F4
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2015 and 2014	F5
Notes to Unaudited Condensed Consolidated Financial Statements	F6-10

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current assets :
Cash	$3,471	$16,059
Accounts receivable (net of allowance of $13,446. and $12,923, respectively)	30,835	34,528
Inventory	17,878	46,936
Other current assets	2,499	5,086
Total current assets	54,683	102,609

Total assets	$54,683	$102,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$112,313	$97,221
Accrued expense -related party	54,000	36,000
Short-term borrowings	4,055	4,007
Advance- related party	5,000	5,000
Total current liabilities	175,368	142,228

Long term borrowings	5,548	6,169

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 26,812,588 issued and outstanding as of September 30, 2015 and 26,588,588 outstanding as of June 30, 2015, respectively)	26,813	26,589
Additional paid in capital	1,722,608	1,666,832
Accumulated deficit	(1,875,654)	(1,739,208)
Total stockholders' deficit	(126,234)	(45,788)
Total Liabilities and Stockholders' Deficit	$54,683	$102,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	three months	three months
	ended	ended
	September 30, 2015	September 30, 2014

Revenues	$21,493	$31,903

Operating expenses
Cost of product sold	27,958	22,851
Advertising and promotional	52,862	5,752
Selling, general and administrative	20,541	11,924
Professional Fees	56,265	47,702
Total operating expenses	157,625	88,229

Loss from operations	(136,133)	(56,327)

Interest expense - bank debt	313	285
Interest expense - related party	-	2,750
Total interest expense	313	3,035

Provision for income tax	-	-

Net loss	$(136,446)	$(59,362)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average shares of capital outstanding – basic and diluted	26,663,979	25,195,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,446)	$(59,362)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	-	12,500
(Increase) decrease in accounts receivable	3,693	(28,247)
(Increase) decrease in inventory	29,058	(9,131)
Increase in other current assets	2,588	(2,188)
Increase in accounts payable	15, 092	13,507
Increase in accrued expenses	18,000	2,750
Decrease in deferred revenue	-	(457)
Net cash used in operating activities	(68,015)	(70,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	56,000	33,000
Short-term borrowings-related party	-	15,000
Repayment of short-term debt	(573)	(884)
Net cash provided by financing activities	55,427	47,116

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,588)	(23,512)

Cash and cash equivalents, beginning of period	16,059	49,028
Cash and cash equivalents, end of period	$3,471	$25,517

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$313	$285
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate office in Tarrytown, New York.

2.	Summary of Significant Accounting Policies Interim Financial Statements	●

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

These unaudited condensed consolidated financial statements as of and for the three (3) months ended September 30, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2015 and 2014, respectively, which are included in the Company’s June 30, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 30, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended September 30, 2015 are not necessarily indicative of results for the entire year ending June 30, 2016.

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. The Company incurred advertising costs of $56,862 and $5,752 for the three months ended September 30, 2015 and 2014, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s and other customer website.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At September 30, 2015 and 2014 the Company did not have any uninsured cash deposits.

Customer Concentration

During the three months ended September 30, 2015, one customer, accounted for approximately 16% of revenues. During the three months ended September 30, 2014, one customer, GNC, accounted for approximately 88% of revenues.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition- Construction-Type and Production-Type Contracts." ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company has not yet selected a transition method nor has determined the effect of ASU 2014-09 on its ongoing financial reporting.

	●	In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. To date, the Company’s largest customer has been GNC. The terms it has established with GNC is “pay on scan”. Each week, GNC issues payment to the Company based on the volume of inventory sold. As such, its receivables with GNC are not due on a specific date, but rather tied to product sales volume The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $13,446 as of September 30, 2015.

5.	Inventories	●	Inventory consists of the following at September 30th and June 30th 2015,

	September 30, 2015	June 30, 2015
Finished Goods	$17,878	$35,273
Packaging	-	11,662
TOTAL	$17,878	$46,936

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other Current Liabilities	●	Other current liabilities consist of the following September 30th and June 30th 2015,

	September 30, 2015	June 30, 2015
Accrued consulting fees – related party	$54,000	$36,000
TOTAL	54,000	36,000

7.	Short and long term Borrowings	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

	September 30, 2015	June 30, 2015
Bank loan	$9,603	$10,176
Total borrowings	9,603	10,176
Less: current portion	(4,055)	(4,007)
Long term debt	$5,548	$6,169

Interest expense for the three months ended September 30, 2015 and 2014, totaled $313 and $285, respectively.

8.	Capital Stock Activity	●	On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

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

●	The Company has 26,812,588 and 26,588,588 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2015 and June 30, 2015 respectively.

●	During the three months ended September 30, 2015 the Company issued 224,000 shares of common stock for cash proceeds of $56,000.

Dividends
●	The Company has never issued dividends.

Warrants
●	The Company has never issued any warrants.

Options
●	The Company has never issued options.

9.	Advances by Affiliates	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $0 and $15,000 during the three months ended September 30, 2015 and 2014, respectively, to supplement the Company’s working capital these short term advances have all been repaid.

●	On May 27, 2015, Mr. Folkson converted the outstanding note payable of $134,517 into the 538,068 shares of the company’s $0.001 par value common stock.

●	The amounts previously included in short term borrowings – related party of $0 and 134,517 in 2015 and 2014, respectively had represented a Note Payable which was to be repayable upon Mr. Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson was not permitted to demand repayment of the Note until the Company was profitable, and in a positive cash flow position. At that time, Mr. Folkson would have been allowed to demand repayment. The Company had agreed to make payments equal to 10% of the monthly positive cash flow of the Company until balance would have been paid in full. Subsequently, on May 27, 2015, Mr. Folkson converted his note into shares of the company’s stock.

●	Included in short-term borrowings - related party is $5,000 which is a short term advance to the company which was repaid on October 28, 2015.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three months ended September 30, 2015 and reflected in the accrued expenses – related party with a balance of $54,000.

●	Imputed interest expense accrued on the converted note payable to Mr. Folkson totaled $0 and $2,750 for the three months ended September 30, 2015 and 2014, respectively.

10.	Subsequent Events	●	The Company received proceeds of $100,000 through the sale of 400,000 shares of its common stock.

		●	On October 28, 2015, the Company repaid $5,000 in short term advances to Sean Folkson

		●	Management of the Company has assessed all significant subsequent events through the date upon which the financial statements first became available for public release.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as well as the other information set forth herein.

OVERVIEW

We are a snack development, marketing and distribution company relying on our unique product, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening snacking. Our first product is the NightFood nutrition bar, currently available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch).

DEVELOPMENT PLANS

NightFood bars are currently available in approximately 1,300 GNC locations throughout the United States. In addition, our products are available in several hundred stores in the New York and Philadelphia Metropolitan areas, such as C-Town, Met Food, and Key Food supermarkets, gourmet delis such as the Old Nelson Food Company, 7-Eleven stores, and many other independent supermarkets, delis, bodegas, and convenience stores.

The Company, through its network of brokers, has secured, and continues to secure, pre-commitments from retailers in the eastern portion of the country as we work towards establishing distribution relationships with one or more major national distributors. We believe that establishing such a relationship would greatly accelerate our ability to roll out into mainstream retail, making NightFood products more easily accessible and available to our target consumers.

Continued implementation of our business plan is dependent on our ability to raise additional capital to invest in marketing, product inventory, and operations to support the expanded distribution and new sales outlets.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

RESULTS OF OPERATIONS FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014.

For the three months ended September 30, 2015, we had revenues of $21,493, and incurred a net loss of $136,446. These losses were largely attributable to expenses charged for promotion we have not yet received, as well as expenses related to exploration of our brand identity, conceptualization and design of new packaging.

For the three months ended September 30, 2014, we had revenues of $31,903, and incurred a net loss of $59,362.

For the current reporting quarter, the three months ended September 30, 2015, our largest customer was Abraham Natural Foods with a purchase order of approximately $6,500, while well over 50% of our revenues were through direct to consumer sales, and consumer purchases through the Amazon.com “Fulfilled By Amazon” program.

Revenue

Our revenue for the three month period ended September 30, 2015 was $21,493 compared to $31,903 for the three month period ended September 30, 2014. For the three month period ending September 30, 2014, approximately 87% of our revenue came from a single purchase order from GNC for their initial rollout.

For the current reporting quarter, the three months ended September 30, 2015, our largest customer was Abraham Natural Foods with a purchase order of approximately $6,500, while well over 50% of our revenues were through direct to consumer sales, and consumer purchases through the Amazon.com “Fulfilled By Amazon” program.

Inventory

As of September 30, 2015, we had approximately $17,878 worth of product in inventory, compared to $46,936 worth of product in inventory as of June 30, 2015. In conjunction with the new branding and packaging currently in development, the Company made the decision to dispose of its old product packaging inventory resulting in a charge to cost of goods sold of $11,662.

Operating Expenses

Operating expenses increased by $69,396 for the three month period ended September 30, 2015, from $88,229 for the three month period ended September 30, 2014. The increase was primarily due to expenses charged for planned promotion we expect to receive in the first half of 2016 as well as expenses related to exploration of our brand identity, conceptualization and design of new packaging.

Customers

For the three month period ending September 30, 2015, approximately 16% of our revenue was derived from a purchase order from Abraham Natural Foods. The balance of revenues were comprised of direct to consumer sales, sales through Amazon.com, and wholesale sales to BuluBox, Puritan’s Pride, and Drugstore.com/Walgreens.com. The loss of any of our important customers could have a material adverse effect on our sales.

LIQUIDITY AND CAPITAL RESOURCES

As of Sept 30, 2015, we had cash on hand of $53,537, and inventory value of $17,878. During the quarter ended September 30, 2015, we successfully raised $56,000 through the private sale of our common stock. These proceeds were used largely to fund distribution related activities, as well as our new branding and packaging.

Subsequent to September 30, 2015, we raised an additional $100,000   through sales of our common stock. The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with the continued expansion in distribution, will enable us to achieve successful financings to continue our growth.

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

Since our inception, we have sustained operating losses. During the three months ended September 30, 2015, we incurred a net loss of $136,446 and had a total stockholders’ deficit of $126,234 at September 30, 2015.

During the three months ended September 30, 2015, net cash used in operating activities was $68,015 compared to $70,628 for the three months ended September 30, 2014.

During the three months ended September 30, 2015, net cash aggregating $55,427 was provided by financing activities, which represents $56,000 in net proceeds from private sales of our common stock, offset by required principal payments of $573 of our bank loan.

From our inception in January 2010 through September 30, 2015, we have generated an accumulated deficit of approximately $1,875,654. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of fiscal 2016 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2015.

OFF BALANCE SHEET ARRANGEMENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2015, we sold an aggregate of 224,000 shares of common stock at $0.25 per share to 5 investors in a private offering under Regulation D. Each investor indicated their investment intent and the certificates, when issued, will bear an appropriate legend reflecting their lack of registration under the Securities Act of 1933, as amended. The proceeds of this sale will be used as working capital to help fund distribution efforts.

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

NightFood Holdings, Inc.

November 12, 2015	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)