Form 10-Q
period 2015-12-31
NightFood Holdings, Inc.
filed 2016-02-09
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2015

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 8, 2016, the registrant had outstanding 28,052,432 shares of common stock.

2

NightFood Holdings, Inc.

Financial Statements

For the three and six months ended December 31, 2015 and December 31, 2014

3

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2015 (Unaudited) and June 30, 2015	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2015 and 2014	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2015 and 2014	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-8

4

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current assets :
Cash	$19,818	$16,059
Accounts receivable (net of allowance of $16,740 and $12,923, respectively)	20,710	34,528
Inventory	15,758	46,936
Other current assets	53,230	5,086
Total current assets	109,516	102,609

Total assets	$109,516	$102,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100,315	$97,220
Accrued expense-related party	72,000	36,000
Short-term borrowings	4,137	4,007
Advance- related party	-	5,000
Total current liabilities	176,452	142,227

Long term borrowings	4,482	6,169

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 27,576,838 issued and outstanding as of December 31, 2015 and 26,588,588 outstanding as of June 30, 2015, respectively)	27,577	26,589
Additional paid in capital	1,925,406	1,666,832
Accumulated deficit	(2,024,401)	(1,739,208)
Total stockholders' deficit	(71,418)	(45,787)
Total Liabilities and Stockholders' Deficit	$109,516	$102,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended December 31, 2015	For the six months ended December 31, 2014	For the three months ended December 31, 2015	For the three months ended December 31, 2014
Revenues	$21,155	$63,607	$(338)	$31,704

Operating expenses
Cost of product sold	55,084	52,130	27,126	29,280
Advertising and promotional	77,279	43,679	24,417	37,927
Selling, general and administrative	38,500	26,840	17,959	14,915
Professional Fees	134,868	60,522	78,603	12,820
Total operating expenses	305,731	183,171	148,105	94,942

Loss from operations	(284,576)	(119,564)	(148,443)	(63,238)

Interest expense - bank debt	617	346	304	60
Interest expense - related party	-	5,500	-	2,750
Total interest expense	617	5,846	304	2,810

Provision for income tax	-	-	-	-

Net loss	$(285,193)	$(125,410)	$(148,747)	$(66,048)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of capital outstanding – basic and diluted	26,958,789	25,333,669	27,253,599	25,471,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 30, 2015	For the six months ended December 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285,193)	$(125,410)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	28,563	12,500
(Increase) decrease in accounts receivable	13,818	(53,169)
Decrease in inventory	31,178	5,108
Increase in other current assets	(48,144)	(3,404)
Increase in accounts payable	3,094	25,923
Increase in accrued expenses	36,000	5,500
Decrease in deferred revenue	-	(457)
Net cash used in operating activities	(220,684)	(133,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	231,000	76,500
Short-term borrowings-related party	(5,000)	15,000
Repayment of short-term debt	(1,557)	(2,060)
Net cash provided by financing activities	224,443	89,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,759	(43,969)

Cash and cash equivalents, beginning of period	16,059	49,028
Cash and cash equivalents, end of period	$19,818	$5,059

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$617	$346
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate office in Tarrytown, New York.

2.	Summary of Significant Accounting Policies Interim Financial Statements	●

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

These unaudited condensed consolidated financial statements as of and for the six (6) months ended December 31, 2015 and 2014, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2015 and 2014, respectively, which are included in the Company’s June 30, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 30, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended December 31, 2015 are not necessarily indicative of results for the entire year ending June 30, 2016.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, The Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $77,279 and $43,679 for the six months ended December 31, 2015 and 2014, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2015 and 2014 the Company did not have any uninsured cash deposits.

Customer Concentration		During the six months ended December 31, 2015, one customer, Abraham Natural Foods, accounted for approximately 16% of revenues. During the six months ended December 31, 2014, one customer, GNC, accounted for approximately 90% of revenues.

Income Per Share		Net income per share data for both the six month periods ending December 31, 2015 and 2014 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of December 31, 2015, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. To date, the Company’s largest customer has been GNC. The terms it has established with GNC is “pay on scan”. Each week, GNC issues payment to the Company based on the volume of inventory sold. As such, its receivables with GNC are not due on a specific date, but rather tied to product sales volume The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $16,740 as of December 31, 2015.

5.	Inventories	●	Inventory consists of the following at December 31th and June 30th 2015,

	December 31, 2015	June 30, 2015
Finished Goods	$15,758	$35,273
Packaging	-	11,663
TOTAL	$15,758	$46,936

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consists of the following at December 31th and June 30th 2015,

	December 31, 2015	June 30, 2015
Inventory deposit	$52,000	$-
Vendor deposits	1,230	3,968
Other	-	1,118
TOTAL	$53,230	$5,086

7.	Other Current Liabilities	●	Other current liabilities consist of the following December 31th and June 30th 2015,

	December 31, 2015	June 30, 2015
Accrued consulting fees – related party	$72,000	$36,000
TOTAL	72,000	36,000

8.	Short and long term Borrowings	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

	December 31, 2015	June 30, 2015
Bank loan	$8,619	$10,176
Total borrowings	8,619	10,176
Less: current portion	(4,137)	(4,007)
Long term debt	$4,482	$6,169

Interest expense for the six months ended December 31, 2015 and 2014, totaled $617 and $346, respectively.

9.	Capital Stock Activity	●	On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●	The Company is authorized to issue One Hundred Million (100,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

●	The Company has 27,576,388 and 26,588,588 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2015 and June 30, 2015 respectively.

●	During the six months ended December 31, 2015 the Company issued 874,000 shares of common stock for cash proceeds of $231,000 and issued 114,250 shares of common stock for services valued at $28,563.

10.	Advances by Affiliates	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, of which $0 and $5,000 was outstanding as of December 31, 2015 and 2014, respectively, to supplement the Company’s working capital.

●	On May 27, 2015, Mr. Folkson converted the outstanding note payable of $134,517 into the 538,068 shares of the company’s $0.001 par value common stock.

●	The amounts previously included in short term borrowings – related party of $0 and 134,517 in 2015 and 2014, respectively had represented a Note Payable which was to be repayable upon Mr. Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson was not permitted to demand repayment of the Note until the Company was profitable, and in a positive cash flow position. At that time, Mr. Folkson would have been allowed to demand repayment. The Company had agreed to make payments equal to 10% of the monthly positive cash flow of the Company until balance would have been paid in full. Subsequently, on May 27, 2015, Mr. Folkson converted his note into shares of the company’s stock.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $36,000 and 72,000 is reflected in professional fees for the three and six months ended December 31, 2015 and reflected in the accrued expenses – related party with a balance of $72,000.

●	Imputed interest expense accrued on the converted note payable to Mr. Folkson totaled $0 and $5,500 for the six months ended December 31, 2015 and 2014, respectively.

11.	Subsequent Events	●	The Company received proceeds of $61,250 through the sale of 175,000 shares of its common stock.

		●	The Company issued 594 shares of common stock to one vendor as payment for services rendered at a value of $237.60 or $.40/share

		●	The Company issued 300,000 shares of common stock to one consultant valued at $120,000.

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

On January 15, 2016, The Company secured its first purchase order from a major national food distributor, KeHE Distributors, LLC. KeHE operates approximately 10 distribution centers throughout the United States, serving major supermarket chains, independent grocery stores, natural food stores, and other specialty product retailers throughout the United States. We believe this relationship will be a springboard to rapid national distribution, providing the product moves with sufficient velocity through these new retail channels.

The Company’s brokers continue to help The Company and their distributors add mainstream retail distribution points in the eastern portion of the country, with an initial focus on stores in the health & natural channels, as well as grocery stores and supermarkets. The focus from all levels of the distribution network is to make available NightFood snack products in mainstream retail outlets and to increase access to our products for consumers in our target market, as we shift our distribution focus away from the specialty nutrition vertical and retailers such as GNC, our largest customer to date.

During the prior two quarters, The Company invested significant resources in developing new branding and packaging for NightFood products. We hired a top-tier branding firm to conceptualize and design new packaging. The Company completed an initial production run with the new packaging on January 22, 2016. The run consisted of approximately 100,000 bars of each of our two current flavors, and we’ve moved from a 6-pack to a 12-pack, which is more common in mass retail for this type of product. Costs and price points on a per bar basis remain unchanged.

The product from the new run will begin to be introduced into retail outlets during the next several weeks. While we will continue to utilize some of our previous inventory to supply certain retail accounts, the new branding is an important piece of the distribution puzzle, as we believe will drive increased consumer trial and adoption. We believe the new packaging is more appropriate for our current product line and the benefits we have set out to deliver to our target audience, and will allow us to be more effectively merchandised in snack sections of stores.

The previous version of NightFood packaging branded our products as a dietary supplement, with functional benefits to the consumer, and communicated to the consumer in a dry and logical manner. Our new packaging positions NightFood more as a better-for-you snack. It focuses more on the “softer benefits” of NightFood. The message is that, with NightFood, consumers can still snack at night, but without the stress and guilt that comes from consuming unhealthy, yet extremely popular, nighttime snack options such as cookies, chips, ice cream, and candy. While we maintain there is tremendous credence and value to the scientific and health benefits delivered by consuming NightFood compared to those other snacks as communicated on our previous packaging, we believe that consumers will be more motivated to adopt our products based on the more emotional, and less benefit focused appeal our new packaging delivers.

During July of 2015, The Company decided to largely discontinue investment in paid Facebook advertising and promotion of our direct-to-consumer advertising campaign until we had more mainstream retail distribution. Although we deemed that campaign successful, we stated in our 10K filed on September 30, 2015 that it was our intent to pause the campaign to assess retail lift, and preserve inventory and cash until we had broader distribution and more resources. As we continue to expand retail distribution, we will consider the benefits of reestablishing said campaign.

For the quarter ended June 30, 2015, we spent $13,210 on Facebook ads. For the quarter ended September 30, 2015, we spent $7,422 on Facebook ads, with over 98% of that spend happening in the month of July. For the current reporting quarter, ended December 31, 2015, The Company spent $1,365 on Facebook ads, primarily as narrow-range experiments for market research. We anticipated that such a decrease in advertising spend would result in minimal revenues, or even negative net revenues, for the quarter.

Our focus at this time is on strategic expansion of distribution, and growth of our brand. As distribution continues to expand, we expect revenue growth to steadily gain momentum during calendar 2016, leading to eventual profitability. Investors should note that our long term vision requires patience, and that it is unlikely that The Company will be profitable in the immediate future. We believe patience and discipline will pay off in the long term for our company, and our investors.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014.

For the three and six months ended December 31, 2015, we had revenues of $(338) due to some adjustments in sales allowances of approximately $3,300 and $21,155 respectively, and incurred a net loss of $148,747 and $285,193 respectively. These losses were largely attributable to expenses related to developing and expanding our distribution network, establishing our new branding and packaging, and professional and consulting fees.

For the three and six months ended December 31, 2014, we had revenues of $31,704 and $63,607 respectively, and incurred a net loss of $66,048 and $125,410 respectively

For the current reporting quarter, the three months ended December 31, 2015, The Company is reporting $24,417 in “advertising costs”. Less than 6% of that total ($1,347) is for paid advertising, and over 85% of that total ($20,913) was for graphic design work related to our new packaging.

Revenue

Our net revenues for the three month period ended December 31, 2015 were $(338) ) due to some adjustments in sales allowances of approximately $3,300 compared to $31,704 for the three month period ended December 31, 2014. We received no major purchase orders during this quarter. The majority of the revenues resulted from direct to consumer sales via our website and from Amazon.com via the “Fulfilled by Amazon” program. These revenues were offset by certain sales allowances.

Our net revenues for the six month period ended December 31, 2015 were $21,155 compared to $63,607 for the six month period ended December 31, 2014. The majority of our YTD revenue was derived from direct to consumer sales of NightFood as part of our Facebook advertising campaign, and the majority of this occurred in July of 2015. The balance of YTD revenues were derived from retail sales direct to consumers via Amazon.com through their “Fulfilled by Amazon” program, and from a purchase order received by Abraham Natural Foods, a regional distributor of healthy snack products.

Our revenues for the three and six month periods ended December 31, 2014 were largely driven by two purchase orders from GNC, our largest customer to date.

Inventory

As of December 31, 2015, we had approximately $15,758 worth of product in inventory, along with $52,000 in prepaid inventory deposits, compared to $46,936 worth of product in inventory as of June 30, 2015. During the first quarter of FY 2016, in conjunction with the new branding and packaging currently in development, the Company made the decision to dispose of its old product packaging inventory resulting in a charge to cost of goods sold of $11,662.

Operating Expenses

Operating expenses increased by $53,163 for the three month period ended December 31, 2015, from $94,942 for the three month period ended December 31, 2014. The increase was primarily due to expenses related to graphic design of our new packaging, and consulting and professional fees related to managing the company and building our distribution network.

Operating expenses increased by $122,560 for the six month period ended December 31, 2015, from $183,171 for the six month period ended December 31, 2014. The increase was primarily due to expenses related to graphic design of our new packaging, the booking of an expense (as yet, unpaid) for upcoming public relations, and consulting and professional fees related to managing the company and building our distribution network.

Customers

For the three month period ending December 31, 2015, substantially all revenues resulted from sales of NightFood direct to consumer.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had cash on hand of $19,818, and inventory value of $15,758 and vendor deposits for our next production run of $52,000. During the quarter ended December 31, 2015, we successfully raised $175,000 through the private sale of our common stock. These proceeds were used largely to fund distribution related activities, as well as our new branding and packaging.

Subsequent to December 31, 2015, we raised an additional $61,250 through sales of our common stock. The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with the continued expansion in distribution, will enable us to achieve successful financings to continue our growth.

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

Since our inception, we have sustained operating losses. During the six months ended December 31, 2015, we incurred a net loss of $285,193 compared to $125,410 for the six months ended December 31, 2014.

During the six months ended December 31, 2015, net cash used in operating activities was $220,684 compared to $133,409 for the six months ended December 31, 2014.

During the six months ended December 31, 2015, net cash aggregating $224,443 was provided by financing activities, which represents $231,000 in net proceeds from private sales of our common stock, offset by required principal payments of $1,557 of our bank loan and a $5,000 short-term loan repayment to Mr. Sean Folkson.

From our inception in January 2010 through December 31, 2015, we have generated an accumulated deficit of approximately $2,024,401. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of fiscal 2016 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended December 31, 2015.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended December 31, 2015, we sold an aggregate of 650,000 shares of common stock at $0.25 per share to 5 investors in a private offering under Regulation D. Each investor indicated their investment intent and the certificates, when issued, will bear an appropriate legend reflecting their lack of registration under the Securities Act of 1933, as amended. The proceeds of this sale will be used as working capital to help fund distribution efforts.

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

NightFood Holdings, Inc.

Dated: February 9, 2016	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

