Form 10-Q
period 2016-03-31
NightFood Holdings, Inc.
filed 2016-05-11
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 2, 2016, the registrant had outstanding 28,177,432 shares of common stock.

NightFood Holdings, Inc.

Financial Statements

For the three and nine months ended March 31, 2016 and March 31, 2015

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and June 30, 2015	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2016 and 2015	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2016 and 2015	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-9

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
	(Unaudited)
ASSETS

Current assets :
Cash	$4,197	$16,059
Accounts receivable (net of allowance of $22,363 and $12,923, respectively)	13,274	34,528
Inventory	135,736	46,936
Other current assets	1,600	5,086
Total current assets	154,807	102,609

Total assets	$154,807	$102,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$130,511	$97,220
Accrued expense-related party	90,000	36,000
Short-term borrowings	4,221	4,007
Advance from shareholders	14,000	-
Advance- related party	-	5,000
Total current liabilities	238,732	142,227

Long term borrowings	3,381	6,169

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 28,177,432 issued and outstanding as of March 31, 2016 and 26,588,588 outstanding as of June 30, 2015, respectively)	28,177	26,589
Additional paid in capital	2,150,043	1,666,832
Accumulated deficit	(2,265,526)	(1,739,208)
Total stockholders' deficit	(87,306)	(45,787)
Total Liabilities and Stockholders' Deficit	$154,807	$102,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended March 31, 2016	For the nine months ended March 31, 2015	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues	$19,374	$72,214	$(1,781)	$8,607

Operating expenses
Cost of product sold	79,047	64,856	23,963	12,726
Advertising and promotional	84,238	57,788	6,960	14,109
Selling, general and administrative	62,065	40,071	23,566	13,231
Professional Fees	312,414	106,876	177,546	46,354
Total operating expenses	537,764	269,591	232,035	86,420

Loss from operations	(518,390)	(197,377)	(233,816)	(77,813)

Interest expense - bank debt	928	515	311	170
Interest expense - shareholder	7,000	-	7,000	-
Interest expense - related party	-	8,191	-	2,690
Total interest expense	7,928	8,706	7,311	2,860

Provision for income tax	-	-	-	-

Net loss	$(526,318)	$(206,083)	$(241,127)	$(80,673)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares of capital outstanding – basic and diluted	27,292,178	25,422,675	27,966,283	25,604,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2016	For the nine months ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(526,318)	$(206,083)
Adjustments to reconcile net loss to net cash used in operations activities:
Increase in accounts receivable allowance	9,440	-
Stock issued for services	180,300	15,875
Stock issued as part of loan agreement	7,000
(Increase) decrease in accounts receivable	11,814	(53,333)
(Increase) decrease in inventory	(88,800)	11,721
(Increase) decrease in other current assets	3,487	(3,625)
Increase in accounts payable	33,289	42,446
Increase in accrued expenses	54,000	26,190
Decrease in deferred revenue	-	(457)
Net cash used in operating activities	(315,788)	(167,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	297,500	126,500
Advance from shareholders	14,000	15,000
Repayment of short-term debt	(2,574)	(3,060)
Repayment of related party advance	(5,000)
Net cash provided by financing activities	303,926	138,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,862)	(28,826)

Cash and cash equivalents, beginning of period	16,059	49,028
Cash and cash equivalents, end of period	$4,197	$20,202

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$928	$515
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate office in Tarrytown, New York.

2.	Summary of Significant Accounting Policies Interim Financial Statements	●

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

These unaudited condensed consolidated financial statements as of and for the nine (9) months ended March 31, 2016 and 2015, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2015 and 2014, respectively, which are included in the Company’s June 30, 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 30, 2015. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) months ended March 31, 2016 are not necessarily indicative of results for the entire year ending June 30, 2016.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $84,238 and $57,788 for the nine months ended March 31, 2016 and 2015, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

●

All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2016 and 2015 the Company did not have any uninsured cash deposits.

Customer Concentration	●

During the nine months ended March 31, 2016, one customer, Abraham Natural Foods, accounted for approximately 17% of revenues. During the nine months ended March 31, 2015 one customer, GNC, accounted for approximately 80% of revenues.

Income Per Share	●	Net income per share data for both the nine month periods ending March 31, 2016 and 2015 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of March 31, 2016, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. To date, the Company’s largest customer has been GNC. The terms it has established with GNC is “pay on scan”. Each week, GNC issues payment to the Company based on the volume of inventory sold. As such, its receivables with GNC are not due on a specific date, but rather tied to product sales volume The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $22,363 and $12,923 as of March 31, 2016 and June 30, 2015, respectively.

5.	Inventories	●	Inventory consists of the following at March 31th 2016 and June 30th 2015,

	March 31, 2016	June 30, 2015
Finished Goods	$129,095	$35,273
Packaging	6,641	11,663
TOTAL	$135,736	$46,936

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consists of the following at March 31th 2016 and June 30th 2015,

	March 31, 2016	June 30, 2015
Vendor deposits	1,600	3,968
Other	-	1,118
TOTAL	$1,600	$5,086

7.	Other Current Liabilities	●	Other current liabilities consist of the following at March 31st 2016 and June 30th 2015,

	March 31, 2016	June 30, 2015
Accrued consulting fees – related party	$90,000	$36,000
TOTAL	90,000	36,000

8.	Short and long term Borrowings	●	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and carried an 8% interest rate, through Second Quarter of our 2016 fiscal year. Beginning in the third quarter of our 2016 fiscal year, the interest rate adjusted up to 8.25%. Monthly principal payments are required during this 84 month period.

	March 31, 2016	June 30, 2015
Bank loan	$7,602	$10,176
Total borrowings	7,602	10,176
Less: current portion	(4,221)	(4,007)
Long term debt	$3,381	$6,169

Interest expense for the nine months ended March 31, 2016 and 2015, totaled $928 and $515, respectively.

9.	Capital Stock Activity	●	On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●	The Company is authorized to issue One Hundred Million (100,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

●	The Company has 28,177,432 and 26,588,588 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2016 and June 30, 2015 respectively.

●

During the nine months ended March 31, 2016 the Company issued 1,064,000 shares of common stock for cash proceeds of $297,500, issued 504,844 shares of common stock for services valued at $180,300 and issued 20,000 shares of common stock valued at $7,000 as part of a loan agreement.

10.	Advances by Affiliates	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, of which $0 was outstanding as of March 31, 2016 and June 30, 2015, respectively, to supplement the Company’s working capital. Additionally, two of the Company’s shareholders also loaned funds to the Company of $14,000 during the three month period ended March 31, 2016

●	On May 27, 2015, Mr. Folkson converted the outstanding note payable of $134,517 into the 538,068 shares of the company’s $0.001 par value common stock.

●	The amounts previously included in short term borrowings – related party had represented a Note Payable which was to be repayable upon Mr. Folkson providing the Borrower with written notice of demand, according to certain terms. However Mr. Folkson was not permitted to demand repayment of the Note until the Company was profitable, and in a positive cash flow position. At that time, Mr. Folkson would have been allowed to demand repayment. The Company had agreed to make payments equal to 10% of the monthly positive cash flow of the Company until balance would have been paid in full. Subsequently, on May 27, 2015, Mr. Folkson converted his note into shares of the company’s stock.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 and $54,000 is reflected in professional fees for the three and nine months ended March 31, 2016 and reflected in the accrued expenses – related party with a balance of $90,000 and $36,000 at March 31, 2016 and June 30, 2015, respectively.

●	Imputed interest expense accrued on the converted note payable to Mr. Folkson totaled $0 and $8,191 for the nine months ended March 31, 2016 and 2015, respectively.

11.	Subsequent Events	●	On April 8, 2016, shareholder Dror Tepper loaned the company $9,000.

		●	On May 6, 2016 shareholder and related party Sean Folkson loaned the company $1,000

●

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

DEVELOPMENT PLANS

The Company continues to advance in its goal towards mainstream retail distribution. Our updated product packaging merchandises NightFood bars in a novel 12-pack display case featuring the CraveMonster™ design and was approved for distribution by KeHE Distributors LLC during this past quarter. This approval has allowed us to initiate and advance distribution discussions with many additional retailers, some of whom we believe will begin purchasing NightFood from KeHE and making it available to their retail customers during the coming weeks and months.

On April 4, 2016, the Company issued a news release that NightFood bars were available in all Fairway Market stores. Fairway represents our first regional supermarket chain where 100% of the stores in the chain have carried NightFood. During the month of April, the Company launched an in-store sampling campaign, and conducted product demonstrations in all Fairway stores. Each demo conducted resulted in the store being sold out of NightFood, and placing a reorder. The Company is monitoring ongoing sales volume subsequent to the demonstrations, and reports encouraging volume in the stores that had been restocked and observed prior to the filing of this report. The Company is working with Fairway to explore other initiatives and strategies to drive consumer trial and repeat purchase, which can help serve as a template for national supermarket rollout.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED MARCH 31, 2016 AND MARCH 31, 2015.

For the three and nine months ended March 31, 2016, we had revenues of $(1,781) and 19,374 respectively, due to sales discounts and some adjustments in sales allowances of approximately $8,361 and $17,703 respectively, and incurred a net loss of $241,127 and $526,318 respectively. These losses were largely attributable to expenses related to developing and expanding our distribution network, establishing our new branding and packaging, and professional and consulting fees.

Revenue

Our net revenues for the three month period ended March 31, 2016 were $(1,781) due to some adjustments in sales allowances and sales discounts totaling approximately $8,361 compared to $8,607 for the three month period ended March 31, 2015. We received no major purchase orders during this quarter. The majority of the revenues resulted from wholesale orders placed by distributors and retailers. These revenues were offset by sales allowances and sales discounts mentioned above.

Our net revenues for the nine month period ended March 31, 2016 were $19,374 compared to $72,214 for the nine month period ended March 31, 2015. The majority of our YTD revenue was derived from direct to consumer sales of NightFood as part of our Facebook advertising campaign, and the majority of this occurred in July of 2015. The balance of YTD revenues were derived from retail sales direct to consumers via Amazon.com through their “Fulfilled by Amazon” program, and from wholesale purchase orders placed by distributors and retailers.

Our revenues for the three and nine month periods ended March 31, 2015 were largely driven by two purchase orders from GNC, our largest customer to date.

Inventory

As of March 31, 2016, we had approximately $135,736 worth of product in inventory, compared to $46,936 worth of product in inventory as of June 30, 2015. In January of 2016, the Company initiated a full production run of NightFood bars in two flavors, packaged in the new packaging. Approximately 17,000 retail 12-packs were received in our warehouse in early February.

Operating Expenses

Operating expenses increased by $145,615 for the three month period ended March 31, 2016, from $86,420 for the three month period ended March 31, 2015. The increase was primarily due to the issuance of stock for professional fees for consulting services.

Operating expenses increased by $268,173 for the nine month period ended March 31, 2016, from $269,591 for the nine month period ended March 31, 2015. The increase was primarily due to expenses related to the issuance of stock for professional fees for consulting services, build-out of our distribution network, and costs related to the development new branding and packaging.

Customers

For the three month period ending March 31, 2016, the majority of revenues resulted from wholesale sales of NightFood to distributors and retailers, including Groupon, KeHE, Preferred Beverage Dist, and Drugstore.com.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had cash on hand of $4,197, and inventory value of $135,736. During the quarter ended March 31, 2016, we successfully raised $66,500 through the private sale of our common stock. These proceeds were used largely to fund inventory production and distribution related activities.

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

Since our inception, we have sustained operating losses. During the nine months ended March 31, 2016, we incurred a net loss of $526,318 compared to $206,083 for the nine months ended March 31, 2015.

During the nine months ended March 31, 2016, net cash used in operating activities was $315,788 compared to $167,266 for the nine months ended March 31, 2015.

During the nine months ended March 31, 2016, net cash aggregating $303,926 was provided by financing activities, which represents $297,500 in net proceeds from private sales of our common stock, and $14,000 advances from shareholders, offset by required principal payments of $2,574 of our bank loan and a $5,000 short-term loan repayment to Mr. Sean Folkson.

From our inception in January 2010 through March 31, 2016, we have generated an accumulated deficit of approximately $2,265,526. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of fiscal 2016 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2016.

OFF BALANCE SHEET ARRANGEMENTS

None.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2016, we sold an aggregate of 190,000 shares of common stock at $0.35 per share to 4 investors in a private offering under Regulation D. Each investor indicated their investment intent and the certificates, when issued, will bear an appropriate legend reflecting their lack of registration under the Securities Act of 1933, as amended. The proceeds of this sale will be used as working capital to help fund distribution efforts.

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

NightFood Holdings, Inc.

Dated: May 11, 2016	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)