Form 10-K
period 2016-06-30
NightFood Holdings, Inc.
filed 2016-09-28
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2015: $23,400,867.

As of September 28, 2016, the issuer had 28,691,432 shares of its common stock issued and outstanding, par value $0.001 per share.

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

ITEM 1. BUSINESS

NightFood Holdings, Inc. (“we”, “us” “the Company” or “NightFood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York corporation (the “Subsidiary”) from its sole shareholder, Sean Folkson. All of our operations are conducted by the Subsidiary. We are in the business of manufacturing, marketing and distributing snacks specially formulated and promoted for evening consumption. A large number of Americans consume nighttime snacks that are high in sugar, fat, and calories; such snacks can impair sleep and also impair health in general. Management believes that our products are unique in the food industry and that there is a substantial market for our products. We are in the process of establishing distribution channels for these products. Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.nightfood.com. Any information that may appear on our web site should not be deemed to be a part of this report.

Industry Overview

We are an early-stage company that is seeking to establish a market within the snack industry by offering a line of snack foods that are appropriate for evening consumption. Based on available figures for 2013 published by SymphonyIRI Group, American consumers spend over $50 Billion annually on snacks consumed at night, and this figure continues to grow. A majority of adults are trying to eat foods and snacks that they understand will prevent or manage health problems and 37% of consumers are willing to pay more for foods with perceived health benefits. Moreover, industry data indicates that the most popular nighttime snack choices include products and categories that are traditionally considered high in calories, and “unhealthy” options, such as cookies, salty snacks (chips, pretzels, and popcorn), ice cream, and candy.

Our Products, Present and Proposed

Our initial product is the NightFood nutrition bar. NightFood nutrition bars are made from commercially available ingredients and a proprietary combination of other components in a proprietary process. During the course of fiscal 2016, the Company modified its packaging, positioning, and branding, including switching from a 6 count retail pack to a 12 count pack for the bars. The packages are typically merchandised both open and closed, so the consumer can purchase an individual bar, or an entire box of bars.. NightFood® is the first product positioned as a healthier and better alternative to other convenient nighttime snack options. Compared to the existing popular options, each 140 calorie NightFood® bar is specially formulated to satisfy late-night cravings, tackle nighttime hunger, on fewer calories, and with a healthier, more sleep-friendly nutritional profile. We believe that NightFood® bars are an optimal after-dinner snack in terms of composition and calories. In addition, the bars contain a clinically proven bioactive ingredient called Chocamine®. Chocamine is a patented natural cocoa extract that is believed to promote satiety and craving satisfaction, while also providing the health and relaxation benefits of chocolate without the caffeine, fat, calories, and sugars. In April of 2016, the Company secured exclusive use of Chocamine in any products formulated and marketed for nighttime consumption.

Depending upon the success of the NightFood® bar and our available resources, we intend to consider expanding our product line to include formulations with and without sleep aiding bioactive ingredients, nighttime snack products specifically for children, and snacks in different food formats such as cookies, chips, ice cream, etc.

Production

We have utilized contract manufacturers for producing our products. These include Noble Foods for product manufacture, Arranti Label and Stuart Packaging for our packaging, and ShipRight Solutions for our warehousing and fulfillment. We consider our relations with each of these suppliers to be good. We also believe that the nature of the market for these services ensures that if we were required to find an alternate supplier for any of these services, we could do so on similar terms.

Marketing & Distribution

During FY2016, our new marketing and distribution strategy shifted NightFood products away from the specialty health & nutrition vertical and towards mainstream supermarkets. We believe our most receptive consumer will be one that is wrestling with undesirable night snacking habits. Our updated product packaging merchandises NightFood bars in a novel 12-pack display case featuring the CraveMonster™ design and was approved for distribution by KeHE Distributors LLC in March of 2016.

Through our relationship with KeHE, NightFood is now available in the Market Street supermarket chain in Texas, a division of Albertsons. With well over 2,000 locations, Albertsons is the 2nd largest supermarket retailer in the country. The Company is in discussions to introduce NightFood products onto the shelves of other large supermarket chains though KeHE, once properly capitalized.

NightFood is also available in the Fairway supermarket chain in Metro New York City, as well as some other independent retailers in and around New York. Additional funds are needed to support sales at Fairway and maintain sales volume after an initial introductory push, bolstered by in-store product sampling and demonstrations.

Due to market dynamics and distribution channels, Fairway retails each NightFood bar for $2.50, whereas Market Street retails each NightFood bar at $1.79.

NightFood bars may also still be found in some GNC locations around the country, however we did not receive any orders from them during fiscal 2016 despite reports from GNC of increasing sales in FY2016 compared to FY2015.

Competition

The nutritional/snack food business is highly competitive and includes such participants as large companies like Mondelez, Nestle S.A. and Quaker Oats and more specialized companies such as Cliff Bar, Quest Nutrition and many smaller companies. Many of these competitors have well established names and products. Management is not aware of any competitor offering snacks targeting the nighttime snack occasion, or formulated to satisfy unhealthy nighttime cravings in a sleep-friendly way. We will initially compete based upon the unique nature of our product. However, other companies, including those with greater name recognition than us and greater resources may seek to introduce products that directly compete with our products. Management believes that if a competitor sought to develop a competing product, it could do so and begin to establish retail distribution in 12-24 months.

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

Customers

In FY 2016, no individual customer made up more than 15% of our revenues.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan. We have had limited operations and have not yet established significant traction in the marketplace. We generated revenue of $24,918 in the year ended June 30, 2016 and $68,409 in the year ended June 30, 2015. Because our capital resources have been extremely limited, we have been unable to provide sufficient advertising and marketing support for the product at retail, resulting in limited revenues. Unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment.

During FY2016, the majority of our revenue was derived from direct to consumer retail sales. We believe we have established that there is consumer interest for a better nighttime snack option. We have not yet identified a way to market and sell our snack products direct to consumer in a manner that is predictably profitable, nor have we yet identified the proper elements of support at retail that will drive consistent consumer purchase behavior.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2016 and June 30, 2015 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

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

Our success depends to a large extent upon the continued service of key managerial employees and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key employee, Sean Folkson, our president and CEO We have a consulting agreement with Mr. Folkson. The loss of Mr. Folkson would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our officers to control our business will limit minority shareholders' ability to influence corporate affairs. As of June 30, 2016, our president, Sean Folkson, owned 16,433,568 shares (directly and through trusts, includes 2.6 million shares owned by a trust controlled by Mr. Folkson's wife. Mr. Folkson disclaims beneficial ownership of these shares) and our Vice President Peter Leighton owned 4,000,000 shares or an aggregate of approximately 76.9 % of our 26,588,588 issued and outstanding shares. Because of their stock ownership, our officers will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not be able to execute our planned expansion. Over the next 6-12 months, we believe we will require over $2,000,000 in debt or equity financing to affect a planned expansion of our operations and roll out of our existing and any future products. Management believes that it will be able to raise the funds required, however, this may not prove to be the case. No one has committed to invest the money we need to complete our planned operations. If we cannot raise additional funds, it is unlikely that we will be able to support a stock price close to the amount paid by our investors and our investors may lose all or most of their investment. Recent economic developments and the current economic climate may make it especially difficult to raise additional funds. If we do not raise additional funds, we may be required to abandon our current business plan and either operate our plan on a much smaller scaled basis, cease operations entirely, or seek a different line of business. However, we intend to seek additional funds and affect our planned business and we have no other present plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

We currently store our inventory in a fulfillment center at a cost of approximately $200 per month which is part of our shipping and packing relationship. We believe that our properties are adequate for our current needs and that alternative similar or additional space could be found in the vicinity of our present property at similar cost should the need arise.  Due to cash constraints, the company recently terminated its lease for office space, and intends to reestablish a lease at a future date.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock was granted the symbol NGTF by FINRA on May 14, 2015 and trades on OTCMarkets.com. The first trade of our stock occurred August 28, 2015. To date trading has been very limited and sporadic. The last reported price was $.19 on September 27, 2016

Period Ending June 30, 2016	High	Low
September 30, 2015	$1.40	$0.85
December 31, 2015	2.10	1.45
March 31, 2016	2.10	0.85
June 30, 2016	1.05	0.05

Period Ending June 30, 2015:
September 30, 2015	N/A	N/A
December 31, 2015	N/A	N/A
March 31, 2015	N/A	N/A
June 30, 2015	N/A	N/A

HOLDERS

The approximate number of stockholders of record at June 30, 2016 is 115. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

We do not have any equity compensation plans. We do not have any warrants issued or outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending June 30, 2016, 1,064,000 shares were issued to 16 investors for $297,500 in cash ($0.25-$0.35 per share). No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The company also compensated vendors and consultants with 829,344 shares in lieu of payment of $293,875. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2016, we had no compensation plans under which our equity securities were authorized for issuance.

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

We believe that over the next several years, a subset of consumers will begin to shift their night snacking behavior towards healthier options. As research continues to explore the links between nutrition and sleep, and consumers continue to seek healthier snacks in general, we expect a category to emerge within the marketplace that we call “nighttime nutrition”.

The first major nutrition brands have just started to explore the viability of a nighttime nutrition category as Gatorade® announced in March of 2016 that they’ve begun development of a nighttime yogurt for athletes.

Unlike the Gatorade initiative, NightFood seeks to deliver better night snacks to mainstream consumers and not hardcore athletes.

American consumers spend over $50 Billion annually on snacks consumed at night, and this figure continues to grow. A majority of adults are trying to eat foods and snacks that they understand will prevent or manage health problems and 37% of consumers are willing to pay more for foods with perceived health benefits. Moreover, industry data indicates that the most popular nighttime snack choices include products and categories that are traditionally considered high in calories, and “unhealthy” options, such as cookies, salty snacks (chips, pretzels, and popcorn), ice cream, and candy.

Our first product, the NightFood nutrition bar, is currently available in select supermarkets, grocery stores, and nutrition stores, primarily in and around New York City, select stores in the southeastern US, and the Market Street supermarket chain in Texas, which is a division of Albertson’s.

The Company is in various stages of discussions with other supermarket chains to carry NightFood products. We believe that once we have point-of-sale materials, some additional retail outlets will quickly come on board.

The Company also intends to revisit online direct response advertising in the near-term future. Previous tests have indicated that it might be possible to run such an online ad campaign near break-even, and perhaps even build towards a profitable campaign, all while supporting consumer trial and awareness.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2016 Compared to Fiscal Year ended June 30, 2015

Revenue

For the twelve months ended June 30, 2016, we had revenues of $24,918 compared to the twelve months ended June 30, 2015 when we had revenues of $68,409. The company also provided certain sales allowances of $22,681 for the year ended June 30, 2016, compared to $12,923 for the year ended June 30, 2015.

Operating Expenses

Our operating expenses for the twelve months ended June 30, 2016 were $743,247 compared to for the twelve months ended June 30, 2015 were $424,905. The increase was mainly due to an increase in professional fees related to capital raising efforts and corporate strategy, along with increases to costs relating to SEC compliance, and expenses relating to the rebranding efforts

Net Loss

For the twelve months ended June 30, 2016, we had a net loss of $726,596 compared to the twelve months ended June 30, 2015 when we had a net loss of $367,134. Again, the majority of this an increase in professional fees related to capital raising efforts and corporate strategy, along with increases to costs relating to SEC compliance, and expenses relating to the rebranding efforts

Inventory

As of June 30, 2016, we had approximately $121,706 worth of product in inventory, compared to $46,936 worth of product in inventory as of June 30, 2015.

Customers

In FY 2016, no individual customer made up more than 15% of our revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had cash on hand of $5,481, accounts receivable of $1,358 net of allowances, and inventory value of $121,706. During the twelve month period ended June 30, 2016, we successfully raised $297,500 through the private sale of our common stock. These proceeds were used to rebrand the product, including new package design, manufacture inventory, and cover expenses related being a publicly traded company.

Since our inception, we have sustained operating losses. During the twelve months ended June 30, 2016, we incurred a net loss of $726,596 and had a total stockholders’ deficit of $174,008.

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

During the twelve months ended June 30, 2016, net cash used in operating activities was $323,415 compared to $198,146 for the twelve months ended June 30, 2015. This increase was primarily due to the increase in our operating expenses related to new package design and inventory production.

During the twelve months ended June 30, 2016 and 2015 respectively, there was not any net cash provided in investing activities.

During the twelve months ended June 30, 2016, net cash aggregating $312,837 was provided by financing activities, which represents net proceeds of $297,500 from private sales of our common stock, $19,000 related advances by shareholders, and offset by required principal payments of $3,663 of our bank loan.

From our inception in January 2010 through June 30, 2016, we have generated an accumulated deficit of approximately $2,465,804. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of 2016 and through most, if not all, of 2017. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement is retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company has agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and will continue to accrue on a monthly basis until the company is in a position to pay Folkson.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended June 30, 2016 with respect to Company’s ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

NightFood Holdings, Inc.

Financial Statements

For the years ended June 30, 2016 and June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NightFood Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NightFood Holdings, Inc. (the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the two year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015 and the results of its operations and its cash flows for the two year in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

September 28, 2016

NightFood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2016	2015

ASSETS

Current assets :
Cash	$5,481	$16,059
Accounts receivable (net of allowance of $22,681 and $12,923, respectively)	1,358	34,528
Inventories	121,706	46,936
Other current assets	1,400	5,086
Total current assets	129,945	102,609

Total assets	$129,945	$102,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,441	$97,221
Accrued expense-related party	108,000	36,000
Short-term borrowings	4,290	4,007
Advance-related party	1,000	5,000
Advance from Shareholders	23,000	-
Total current liabilities	301,731	142,228

Long term borrowings	2,222	6,169

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 28,501,932 issued and outstanding as of June 30, 2016 and 26,588,588 outstanding as of June 30, 2015, respectively)	28,502	26,589
Additional paid in capital	2,263,294	1,666,832
Accumulated deficit	(2,465,804)	(1,739,208)
Total stockholders' deficit	(174,008)	(45,788)
Total Liabilities and Stockholders' Deficit	$129,945	$102,609

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2016	June 30, 2015

Revenues	$24,918	$68,409

Operating expenses
Cost of product sold	104,712	75,835
Advertising and promotional	110,751	86,200
Selling, general and administrative	73,545	49,169
Professional Fees	454,240	213,701
Total operating expenses	743,247	424,905

Loss from operations	(718,329)	(356,496)

Other expenses
Interest expense - bank debt	1,267	743
Interest expense - shareholder	7,000	-
Interest expense - related party	-	9,894
Net loss before income taxes	(726,596)	(367,134)

Provision for income tax	-	-

Net loss	$(726,596)	$(367,134)

Basic and diluted net loss per common share	(0.03)	(0.01)

Weighted average shares of capital outstanding – basic and diluted	27,524,987	25,558,832

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended June 30, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, July 1, 2014	25,130,560	$25,131	$1,256,816	$(1,144,325)	$(90,127)
Common stock issued for services	261,960	262	65,228	-	65,490
Common stock issued for debt conversion	538,068	538	180,945	-	181,483
Common Stock issued for cash	658,000	658	163,842	-	164,500
Net loss	-	-	-	(367,134)	(367,134)
Balance, June 30, 2015	26,588,588	26,589	1,666,832	(1,739,208)	(45,788)
Common stock issued for services	829,344	829	293,046	-	293,875
Common stock issued as part of loan agreement	20,000	20	6,980	-	7,000
Common Stock issued for cash	1,064,000	1,064	296,436	-	297,500
Net loss	-	-	-	(726,596)	(726,596)
Balance, June 30, 2016	28,501,932	$28,502	$2,263,294	$(2,465,804)	$(174,008)

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended June 30, 2016	For The Year Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(726,596)	$(367,134)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	293,875	65,490
Stock issued as part of loan agreement	7,000	-
Increase in sales allowance	9,758	12,923
(Increase) decrease in accounts receivable	23,411	(47,421
(Increase) decrease in inventory	(74,770)	25,479)
(Increase) decrease in other current assets	3,686	(3,586)
Increase in accounts payable	68,220	70,666
Increase (decrease) in accrued expenses	72,000	45,894
Increase (decrease) in deferred revenue	-	(457
Net cash used in operating activities	(323,415)	(198,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	297,500	164,500
Short-term borrowings (repayment)-related party	19,000	5,000
Repayment of short-term debt	(3,663)	(4,323)
Net cash provided by financing activities	312,837	165,177

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,578)	(32,969

Cash and cash equivalents, beginning of year	16,059	49,028
Cash and cash equivalents, end of year	$5,481	$16,059

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$1,267	$743
Income taxes	$-	$-
Conversion of Debt Principal	$-	$134,517

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company incurred advertising costs of $110,751 and $86,200 for the years ended June 30, 2016 and 2015, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s and other customer websites.

●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

●	The Company occasionally offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2016 and 2015 the Company did not have any uninsured cash deposits.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable		The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible.

5.	Customer Concentrations	●	During the year ended June 30, 2016, no individual customer made up more than 15% of our revenues.

6.	Inventories	●	Inventories consists of the following at June 30,

	2016	2015
Finished Goods	$113,517	$35,273
Packaging	8,189	11,662
TOTAL	$121,706	$46,936

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30,

	2016	2015
Accrued consulting fees – related party	$108,000	$36,000

TOTAL	$108,000	$36,000

8.	Short and long term borrowings	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8.25% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 3.75 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

	2016	2015
Bank Loan	$6,513	$10,176
Total borrowings	6,513	10,176
Less: current portion	(4,291)	(4,007)
Long term debt	$2,222	$6,169

Interest expense for the years ended June 30, 2016 and 2015, totaled $1,267 and $743, respectively.

9.	Stockholders’ Deficit	●	On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●	The Company is authorized to issue One Hundred Million (100,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

●	The Company has 28,501,932 and 26,588,588 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2016 and 2015 respectively.

●	During the year ended June 30, 2016:

●	the Company sold 1,064,000 shares of common stock for cash proceeds of $297,500,
●	and issued 829,344 shares of common stock for services with a fair value of $293,875.
●	and issued 20,000 shares of common stock as part as a loan agreement valued at $7,000.

Dividends
●	The Company has never issued dividends.

Warrants
●	The Company has never issued any warrants.

Options
●	The Company has never issued options.

10.	Related Party Transactions	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $1,000 and $15,000 in 2016 and 2015, respectively, to supplement the Company’s working capital. These short term advances have all been repaid. The Company reimbursed Mr. Folkson $5,000 for advances made previously during 2016. The company owes Mr. Folkson another $1,458 for expenses incurred on behalf of the company through June 30, 2016.

●	On May 27, 2015, Mr. Folkson converted the outstanding note payable of $134,517 into 538,068 shares of the Company’s $0.001 par value common stock.

●	The amounts previously included in short term borrowings – related party of $0 and $0 in 2016 and 2015, respectively had represented a Note Payable which was to be repayable upon Mr. Folkson providing the borrower with written notice of demand, according to certain terms. However Mr. Folkson was not permitted to demand repayment of the Note until the Company was profitable, and in a positive cash flow position. At that time, Mr. Folkson would have been allowed to demand repayment. The Company had agreed to make payments equal to 10% of the monthly positive cash flow of the Company until balance would have been paid in full. Subsequently, on May 27, 2015, Mr. Folkson converted his note into shares of the Company’s stock.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $36,000 is reflected in professional fees and presented in the accrued expenses – related party for 2016 and 2015 respectively.

●	The consulting agreement for Mr. Folkson had a term of one year, and then converted into a month to month effective January 1, 2016. This agreement can be terminated after the initial term, with thirty (30) days notice by either party.

●	Imputed interest expense accrued on the converted note payable to Mr. Folkson totaled $0 and $9,894 for the years ended June 30, 2016 and 2015, respectively.

●	On February 10, 2016, shareholder Dror Tepper loaned the company $4,000. Mr. Tepper through his On April 8, 2016, Mr. Tepper loaned the company an additional $9,000, $4,000 of which was a cash loan made directly to the company, and $5,000 of which was paid directly to a vendor for services received. There was no compensation paid to Mr. Tepper for making these advances. These advances were secured by a promissory note from the company to Mr. Tepper, whereby the company has until November 4, 2016 to repay the $13,000. Should the company not be able to repay the note, Mr. Tepper is entitled to receive 150,000 shares of Company stock as repayment of the note.

●	On March 4, 2016, shareholder Richard Faraci loaned the company $10,000. As compensation for making this loan, Mr. Faraci received 20,000 shares of Company common stock. This advance was secured by a promissory note from the company to Mr. Faraci, whereby the company has until September 1, 2016 to repay the $10,000. Should the company not be able to repay the note, Mr. Faraci is entitled to receive 100,000 shares of Company stock as repayment of the note. After the end of the fiscal year, this note was extended by both parties, see Note 14, Subsequenst Events.

11.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2016	2015

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	13.8%	6.1%
Valuation allowance	20.2%	27.9%
Provision for income tax expense(benefit)	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$346,487	$196,982
Non-cash compensation
Total deferred tax assets	$346,487	$346,487

Valuation allowance	(346,487)	(346,487)
Net deferred tax asset	$-	$-

At June 30, 2016 the Company had estimated U.S. federal net operating losses of approximately $1,012,000 for income tax purposes which will expire between 2031 and 2036. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2016 was an increase of $149,505. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2016 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fiscal 2016 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$6,513	$-	$-	$6,513
Total	$6,513	$-	$-	$6,513

	Fiscal 2015 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$10,176	$-	$-	$10,176
Total	$10,176	$-	$-	$10,176

13.	Net Loss per Share of Common Stock	●	The Company has adopted FASB Topic 260, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

	2016	2015
Numerator - basic and diluted loss per share net loss	$(726,596)	$(367,134)
	-	-
Net loss available to common stockholders	$(726,596)	$(367,134)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	27,524,987	25,558,832
Basic and diluted earnings per share	$(0.03)	$(0.01)

14.	Subsequent Events	●	The Company and investor Richard Faraci mutually agreed to extend the length of an outstanding promissory note relating to a loan made by Faraci to the Company. In exchange for agreeing to extend the repayment period an additional 180 days, Faraci was granted an additional 25,000 shares. The Company was not in a position to repay the note, and Faraci was entitled to receive 100,000 shares in lieu of the repayment of the $10,000 principal, but the Company felt it preferable to extend.

		●	As part of a consulting agreement entered into by the Company with A.S. Austin Company, Inc., which commenced in June of 2016, the Company entered into a Warrant Agreement with the Consultant in July of 2017, whereby consultant receives warrants to purchase 75,000 shares of common stock of the Company at $.75 per share

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2016 due to the lack of accounting and management personnel, as well as insufficient funds to fully engage necessary legal and compliance resources. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson	47	President, Chief Executive Officer and Director

Peter Leighton	54	VP Marketing and Chief Marketing Officer

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

Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the fiscal year ended June 30, 2016 such reporting persons complied with the filing requirements of Section 16(a). Neither Mr. Folkson nor Mr. Leighton have engaged in any purchases or sales of our common stock since we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,	2016	$0	$0	$0	$0	$0	$0	$72,000		$72,000
CEO	2015	$0	$0	$0	$0	$0	$0	$36,000	[1]	$36,000

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Peter Leighton,	2016	$0	$0	$0	$0	$0	$0	$0	$0
CMO	2015	$0	$0	$0	$0	$0	$0	$0	$0

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

OUTSTANDING EQUITY AWARDS

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the year ended June 30, 2016. We have no stock options outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock (our only class of voting securities) as of September xx, 2016, by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

Name and address of owner	Amount owned	Percent of class

Sean Folkson c/o Nightfood Holdings, Inc. 520 White Plains Road – Suite 500 Tarrytown, NY 10691	16,433,568	57.7%

Peter Leighton c/o Nightfood Holdings, Inc. White Plains Road – Suite 500 Tarrytown, NY 10691	4,000,000	14.0%

All officers and directors as a group (2 persons)	20,433,568	71.7%

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company was incorporated on October 16, 2013 and upon our organization we issued 20,000,000 shares of common stock to the Company’s founder, President and CEO in exchange for all of the issued and outstanding common stock of Night Food, Inc., a New York corporation. During October and December 2013, Mr. Folkson assigned 4,000,000 shares of his common stock to Peter Leighton as compensation in connection with his joining the Company and an aggregate of 104,500 shares to 35 persons as gifts. Mr. Folkson had advanced an aggregate of $134,517 to us to fund our operations, and had previously been shown on our financial statements as a Note Payable. This note has since been converted to equity as outlined below. Our sole director is not deemed independent because he is our majority shareholder, CEO and sole full-time employee. The Company may seek to satisfy all or part of this indebtedness through the issuance of stock to Mr. Folkson.

●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $1,000 and $15,000 in 2015 and 2014, respectively, to supplement the Company’s working capital. These short term advances have all been repaid. The Company reimbursed Mr. Folkson $5,000 for advances made previously during 2015.
●	On May 27, 2015, Mr. Folkson converted the outstanding note payable of $134,517 into 538,068 shares of the Company’s $0.001 par value common stock.
●	The amounts previously included in short term borrowings – related party of $0 and $0 in 2016 and 2015, respectively had represented a Note Payable which was to be repayable upon Mr. Folkson providing the borrower with written notice of demand, according to certain terms. However Mr. Folkson was not permitted to demand repayment of the Note until the Company was profitable, and in a positive cash flow position. At that time, Mr. Folkson would have been allowed to demand repayment. The Company had agreed to make payments equal to 10% of the monthly positive cash flow of the Company until balance would have been paid in full. Subsequently, on May 27, 2015, Mr. Folkson converted his note into shares of the Company’s stock.
●	Included in short-term borrowings - related party is $1,000 which is a short term advance to the company made on May 6, 2016 which was repaid after the end of the fiscal year.
●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $36,000 is reflected in professional fees and presented in the accrued expenses – related party for 2016 and 2015 respectively.
●	The consulting agreement had an initial term of one year, and then converted into a month to month effective January 1, 2016. This agreement can be terminated after the initial term, with thirty (30) days notice by either party.
●	Imputed interest expense accrued on the converted note payable to Mr. Folkson totaled $0 and $9,894 for the years ended June 30, 2016 and 2015, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,000 and $11,500, respectively.

Tax Fees

For the fiscal years ended June 30, 2016 and 2015, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
4.1	Subscription Agreements*
4.2	Specimen Stock Certificate*
10.1	Lease Receipt and terms and conditions**
21.1	Subsidiaries of the Registrant NightFood, Inc. a 100% owned New York corporation*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to like numbered exhibit to the Registrant’s registration Statement on Form S-1 File Number 333-193347
**	Incorporated by reference to the Registrant’s annual report on Form 10-K for Fiscal Year ended June 30, 2015

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NightFood Holdings, Inc.

September 28, 2016	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Director	September 28, 2016
Sean Folkson	(principal executive, financial and accounting officer)

