Form 10-Q
period 2016-09-30
NightFood Holdings, Inc.
filed 2016-11-18
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55406

NightFood Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

520 White Plains Road, Suite 500 Tarrytown, New York	10591
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 15, 2016, the registrant had outstanding 28,581,932 shares of common stock.

1

NightFood Holdings, Inc.

Financial Statements

For the three months ended September 30, 2016 and September 30, 2015

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and June 30, 2016	F-1
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2016 and 2015	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2016 and 2015	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-8

2

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS

Current assets :
Cash	$384	$5,481
Accounts receivable (net of allowance of $0 and $22,363, respectively)	3,656	1,358
Inventory	112,801	121,706
Other current assets	1,258	1,400
Total current assets	118,099	129,945

Total assets	$118,099	$129,945

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$193,856	$165,441
Accrued expense-related party	126,000	108,000
Short-term borrowings	4,402	4,290
Advance from shareholders	25,000	23,000
Advance- related party	-	1,000
Total current liabilities	349,258	301,731

Long term borrowings	1,016	2,222

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 28,581,932 issued and outstanding as of September 30, 2016 and 28,501,932 outstanding as of June 30, 2016, respectively)	28,582	28,502
Additional paid in capital	2,279,214	2,263,294
Accumulated deficit	(2,539,971)	(2,465,804)
Total stockholders' deficit	(232,175)	(174,008)
Total Liabilities and Stockholders' Deficit	$118,099	$129,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Revenues	$2,464	$21,493

Operating expenses
Cost of product sold	12,102	27,958
Advertising and promotional	619	52,862
Selling, general and administrative	12,276	20,541
Professional Fees	46,333	56,265
Total operating expenses	71,330	157,626

Loss from operations	(68,865)	(136,133)

Interest expense - bank debt	301	313
Interest expense - shareholder	5,000	-
Interest expense - related party	-	-
Total interest expense	5,301	313

Provision for income tax	-	-

Net loss	$(74,166)	$(136,446)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	28,520,193	26,663,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,166)	$(136,446)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	11,000	-
Stock issued as part of loan agreement	5,000	-
(Increase) decrease in accounts receivable	(2,298)	3,693
Decrease in inventory	8,904	29,058
Increase in other current assets	142	2,588
Increase in accounts payable	28,415	15,092
Increase in accrued expenses	18,000	18,000
Net cash used in operating activities	(5,003)	(68,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	56,000
Advance from shareholders	2,000	-
Repayment of short-term debt	(1,094)	(573)
Repayment of related party advance	(1,000)	-
Net cash (used in) provided by financing activities	(94)	55,427

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,097)	(12,588)

Cash and cash equivalents, beginning of period	5,481	16,059
Cash and cash equivalents, end of period	$384	$3,471

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$301	$313
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies Interim Financial Statements	●

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

These unaudited condensed consolidated financial statements as of and for the three (3) months ended September 30, 2016 and 2015, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2016 and 2015, respectively, which are included in the Company’s June 30, 2016 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 28, 2016. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended September 30, 2016 are not necessarily indicative of results for the entire year ending June 30, 2017.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $619 and $52,862 for the three months ended September 30, 2016 and 2015, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2016 and June 30, 2016 the Company did not have any uninsured cash deposits.

Customer Concentration	●	During the three months ended September 30, 2016, two customers, accounted for approximately 67% of revenues.

Income Per Share	●	Net income per share data for both the three month periods ending September 30, 2016 and 2015 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of September 30, 2016, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $0 and $22,363 as of September 30, 2016 and June 30, 2016, respectively.

5.	Inventories	●	Inventory consists of the following at September 30th 2016 and June 30th 2016,

	September, 2016	June 30, 2016
Finished Goods	$104,612	$113,517
Packaging	8,189	8,189
TOTAL	$112,801	$121,706

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consists of the following at September 30th 2016 and June 30th 2016,

	September 30, 2016	June 30, 2016
Vendor deposits	1,258	1,400
TOTAL	$1,258	$1,400

7.	Other Current Liabilities	●	Other current liabilities consist of the following at September 30st 2016 and June 30th 2016,

	September 30, 2016	June 30, 2016
Accrued consulting fees – related party	$126,000	$108,000
TOTAL	126,000	108,000

8.	Short and long term Borrowings	●	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and carried an 8.25% interest rate, through First Quarter of our 2017 fiscal year. Monthly principal payments are required during this 84 month period.

	September 30, 2016	June 30, 2016
Bank loan	$5,418	$6,513
Total borrowings	5,418	6,513
Less: current portion	(4,402)	(4,291)
Long term debt	$1,016	$2,222

Interest expense for the three months ended September 30, 2016 and 2015, totaled $301 and $313, respectively.

9.	Capital Stock Activity	●	The Company has 28,581,932 and 28,501,932 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2016 and June 30, 2016 respectively.

		●	During the three months ended September 30, 2016 the Company issued 55,000 shares of common stock for services valued at $11,000 and issued 25,000 shares of common stock valued at $5,000 as part of a loan agreement.

10.	Advances by Affiliates	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, of which $0 and $1,000 was outstanding as of September 30, 2016 and June 30, 2016, respectively, to supplement the Company’s working capital. Additionally, one of the Company’s shareholders also loaned funds to the Company of $2,000 during the three month period ended September 30, 2016

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $6,000 is reflected in professional fees for the three ended September 30, 2016 and reflected in the accrued expenses – related party with a balance of $126,000 and $108,000 at September 30, 2016 and June 30, 2016, respectively.

11.	Subsequent Events	●	Between October 1, 2016 and November 18, 2016, shareholder Lawrence Levy loaned and advanced the company a total of approximately $9,344

		●	On November 8, 2016, the Company entered into a Consulting Agreement with ABL Media Group with compensation of 200,000 shares of restricted common stock, and warrants to purchase up to 1,000,000 shares of the Company common stock at a price of $.25 per share. The warrants expire six months from the date the contract was executed.

		●	On October 18, 2016, the Company entered into a Consulting Agreement with AJO Capital, Inc. with compensation of 200,000 shares of restricted common stock, and warrants to purchase up to 1,000,000 shares of the Company common stock at a price of $.25 per share. The warrants expire six months from the date the contract was executed.

		●	On October 7, 2016, the Company entered into a revised Consulting Agreement with A.S. Austin Company with compensation consisting of warrants to purchase up to 300,000 shares of the Company common stock at a price of $.75 per share. The warrants expire five years from the date the contract was executed.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as well as the other information set forth herein.

OVERVIEW

We are a snack development, marketing and distribution company relying on our unique products, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening snacking. Our first product is the NightFood nutrition bar, currently available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch).

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

The Company is also evaluating opportunities to acquire other companies in related spaces.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015.

For the three months ended September 30, 2016, we had revenues of $ 2,464 and $21,493 respectively and incurred a net loss of $74,166 and $136,446 respectively. These losses were largely attributable to consulting fees and expenses related to being a public company.

Revenue

Our net revenues for the three month period ended September 30, 2016 were $2,464 net of sales allowances and sales discounts compared to $21,493 for the three month period ended September 30, 2015. We received no major purchase orders during this quarter.

Inventory

As of September 30, 2016, we had approximately $112,801 worth of product and packaging in inventory, compared to $121,706 worth of product in inventory as of June 30, 2016.

Operating Expenses

Operating expenses decreased by $86,296 for the three month period ended September 30, 2016, from $157,626 for the three month period ended September 30, 2015. The decrease was primarily due to the decrease in paid advertising and other operating expenses related to direct to consumer sales of our product, as well as a decrease in expenses for public relations and graphic design.

Customers

For the three month period ending September 30, 2016, the majority of revenues resulted from wholesale sales of NightFood to distributors and retailers, as well as direct to consumer sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash on hand of $384, and inventory value of $112,801.

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

Since our inception, we have sustained operating losses. During the three months ended September 30, 2016, we incurred a net loss of $74,166 compared to $136,446 for the three months ended September 30, 2015.

During the three months ended September 30, 2016, net cash used in operating activities was $5,003 compared to $68,015 for the three months ended September 30, 2015.

During the three months ended September 30, 2016, net cash aggregating ($94) was provided by financing activities.

From our inception in January 2010 through September 30, 2016, we have generated an accumulated deficit of approximately $2,539,971. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of fiscal 2016 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2016.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

None.

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

NightFood Holdings, Inc.

Dated: November 18, 2016	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

