Form 10-Q
period 2016-12-31
NightFood Holdings, Inc.
filed 2017-02-21
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 21, 2017, the registrant had outstanding 29,384,432 shares of common stock.

1

NightFood Holdings, Inc.

Financial Statements

For the three and six months ended December 31, 2016 and December 31, 2015

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2016 (Unaudited) and June 30, 2016	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2016 and 2015	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2016 and 2015	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-8

2

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS

Current assets :
Cash	$5,396	$5,481
Accounts receivable (net of allowance of $0 and $22,363, respectively)	11,035	1,358
Inventory	110,095	121,706
Other current assets	-	1,400
Total current assets	126,525	129,945

Total assets	$126,525	$129,945

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$198,512	$165,441
Accrued expense-related party	144,000	108,000
Short-term borrowings	5,048	4,290
Advance from shareholders	44,984	23,000
Advance- related party	28	1,000
Total current liabilities	392,572	301,731

Long term borrowings	-	2,222

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 28,884,432 issued and outstanding as of December 31, 2016 and 28,501,932 outstanding as of June 30, 2016, respectively)	28,884	28,502
Additional paid in capital	2,329,411	2,263,294
Accumulated deficit	(2,624,342)	(2,465,804)
Total stockholders' deficit	(266,047)	(174,008)
Total Liabilities and Stockholders' Deficit	$126,525	$129,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended December 31, 2016	For the six months ended December 31, 2015	For the three months ended December 31, 2016	For the three months ended December 31, 2015
Revenues	$10,507	$21,155	$8,043	$(338)

Operating expenses
Cost of product sold	15,246	55,084	3,145	27,126
Advertising and promotional	1,058	77,279	438	24,417
Selling, general and administrative	18,031	38,500	5,755	17,959
Professional Fees	129,372	134,868	83,040	78,603
Total operating expenses	163,707	305,731	92,378	148,105

Loss from operations	(153,200)	(284,576)	(84,335)	(148,443)

Interest expense - bank debt	338	617	37	304
Interest expense - shareholder	5,000	-	-	-
Total interest expense	5,338	617	37	304

Provision for income tax	-	-	-	-

Net loss	$(158,538)	$(285,193)	$(84,372)	$(148,747)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares of capital outstanding – basic and diluted	28,552,706	26,958,789	28,585,220	27,253,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31, 2016	For the six months ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,538)	$(285,193)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	51,500	28,563
Stock issued as part of loan agreement	5,000	-
(Increase) decrease in accounts receivable	(9,677)	13,818
Decrease in inventory	11,611	31,178
Increase in other current assets	1,400	(48,144)
Increase in accounts payable	33,071	3,094
Increase in accrued expenses	36,000	36,000
Net cash used in operating activities	(29,633)	(220,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	10,000	231,000
Advance from shareholders	21,984	(5,000)
Advance from related party	28	-
Repayment of short-term debt	(1,464)	(1,557)
Repayment of related party advance	(1,000)	-
Net cash provided by financing activities	29,548	224,443

NET (INCREASE) IN CASH AND CASH EQUIVALENTS	(86)	3,759

Cash and cash equivalents, beginning of period	5,481	16,059
Cash and cash equivalents, end of period	$5,396	$19,818

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$301	$617
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) months ended December 31, 2016 and 2015, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2016 and 2015, respectively, which are included in the Company’s June 30, 2016 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 28, 2016. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended December 31, 2016 are not necessarily indicative of results for the entire year ending June 30, 2017.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $1,058 and $77,279 for the six months ended December 31, 2016 and 2015, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2016 and June 30, 2016 the Company did not have any uninsured cash deposits.

Customer Concentration	●	During the six months ended December 31, 2016, two customers, accounted for approximately 90% of revenues.

Receivables Concentration	●	As of December 31, 2016, the company had accounts receivable totaling $11,035, with approximately 90% of that from two customers. Approximately 80% of that has been collected as of the time of this filing.

Income Per Share	●	Net income per share data for both the three and six month periods ending December 31, 2016 and 2015 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of December 31, 2016, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $0 and $22,363 as of December 31, 2016 and June 30, 2016, respectively.

5.	Inventories	●	Inventory consists of the following at December 31th 2016 and June 30th 2016,

	December 31, 2016	June 30, 2016
Finished Goods	$101,906	$113,517
Packaging	8,189	8,189
TOTAL	$110,095	$121,706

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consists of the following at December 31th 2016 and June 30th 2016,

	December 31, 2016	June 30, 2016
Vendor deposits	-	1,400
TOTAL	$-	$1,400

7.	Other Current Liabilities	●	Other current liabilities consist of the following at December 31st 2016 and June 30th 2016,

	December 31, 2016	June 30, 2016
Accrued consulting fees – related party	$144,000	$108,000
TOTAL	144,000	108,000

8.	Short and long term Borrowings	●	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and carried an 8.25% interest rate, through Second Quarter of our 2017 fiscal year. Monthly principal payments are required during this 84 month period.

	December 31, 2016	June 30, 2016
Bank loan	$5,048	$6,512
Total borrowings	5,048	6,512
Less: current portion	(5,048)	(4,290)
Long term debt	$-	$2,222

Interest expense for the three months ended December 31, 2016 and 2015, totaled $338 and $617, respectively.

9.	Capital Stock Activity	●	The Company has 28,884,432 and 28,501,932 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2016 and June 30, 2016 respectively.

		●	During the six months ended December 31, 2016 the Company issued 257,500 shares of common stock for services valued at $51,500, issued 100,000 shares of common stock for cash proceeds of $10,000, and issued 25,000 shares of common stock valued at $5,000 as part of a loan agreement.

10.	Advances by Affiliates	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, of which $28 and $1,000 was outstanding as of December 31, 2016 and June 30, 2016, respectively, to supplement the Company’s working capital. Additionally, five of the Company’s shareholders also loaned funds to the Company of $21,984 during the six month period ended December 31, 2016

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $6,000 is reflected in professional fees for the three ended December 31, 2016 and reflected in the accrued expenses – related party with a balance of $144,000 and $108,000 at December 31, 2016 and June 30, 2016, respectively.

11.	Subsequent Events	●	On January 3, 2017, the Company entered into a consulting agreement with Robert Gross for services related to capitalization strategies, with compensation of 250,000 shares of restricted common stock, with a leak out provision.

		●	Reference is made to an 8-K filed by the Company on December 6, 2016, relating to entry by the Company into a material definitive agreement to merge Hook Group, LLC and Suffield Foods, LLC (collectively, “Hook”) into a wholly owned subsidiary of the Company. Subsequent to the end of the reporting period, the Company and Hook have engaged, and continue to engage, in ongoing discussions regarding changes to the terms of the transaction. In conjunction with this proposed merger, in January of 2016, two private investors who have been contemplating an investment in the Company for purposes of facilitating the merger, placed a total of $400,000 into an account at Sterling National bank, in the name of NightFood Holdings, Inc. The funds remain in said account, and remain under investor control. Should the Company be unable to come to terms with these investors, the funds will be returned to the investors, and the account will be closed.

		●	On February 13, 2017, the Company entered into three agreements with Black Forest Capital, LLC. The first is an Equity Purchase Agreement calling for the funding of up to $5,000,000. The second is a Registration Rights Agreement, and the third was a $32,500 promissory note. An 8-K was filed on February 13, 2017 with each agreement as an exhibit.

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

The Company is also evaluating opportunities to acquire other companies in related spaces. In November 2016, the Company executed and delivered a Plan of Reorganization Including Option to Acquire (the “Plan”) by and among the Company, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Plan contemplates the Registrant acquiring an equity interest in and potentially merging Hook and its subsidiary Suffield with and into a wholly owned subsidiary of the Company.  This transaction has not closed as of the date of this filing.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015.

For the three months ended December 31, 2016 and December 31, 2015 we had revenues of $8,043 and ($338) respectively and incurred a net loss of $84,372 and $148,747 respectively. These losses were largely attributable to consulting fees and expenses related to being a public company.

For the six months ended December 31, 2016 and December 31, 2015, we had revenues of $10,507 and $21,155 respectively and incurred a net loss of $158,538 and $285,193 respectively. These losses were largely attributable to consulting fees and expenses related to being a public company.

Revenue

Our net revenues for the three month period ended December 31, 2016 were $8,043 net of sales allowances and sales discounts compared to ($338) for the three month period ended December 31, 2015.

Our net revenues for the six month period ended December 31, 2016 were $10,507 net of sales allowances and sales discounts compared to $21,155 for the six month period ended December 31, 2015.

Inventory

As of December 31, 2016, we had approximately $110,095 worth of product and packaging in inventory, compared to $121,706 worth of product in inventory as of June 30, 2016.

Operating Expenses

Operating expenses decreased by $55,727 for the three month period ended December 31, 2016, from $148,105 for the three month period ended December 31, 2015. The decrease was primarily due to the decrease in paid advertising and other operating expenses related to direct to consumer sales of our product.

Operating expenses decreased by $142,024 for the six month period ended December 31, 2016, from $305,731 for the six month period ended December 31, 2015. The decrease was primarily due to the decrease in paid advertising and other operating expenses related to direct to consumer sales of our product.

Customers

For the three and six month period ending December 31, 2016, the majority of revenues resulted from wholesale sales of NightFood to distributors and retailers, as well as direct to consumer sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had cash on hand of $5,396, and inventory value of $110,095.

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

Since our inception, we have sustained operating losses. During the six months ended December 31, 2016, we incurred a net loss of $158,538 compared to $285,193 for the six months ended December 31, 2015.

During the six months ended December 31, 2016, net cash used in operating activities was $29,633 compared to $220,684 for the six months ended December 31, 2015.

During the six months ended December 31, 2016, net cash aggregating $29,548 was provided by financing activities.

From our inception in January 2010 through December 31, 2016, we have generated an accumulated deficit of approximately $2,624,342. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of fiscal 2017 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

On November 25, 2016, the company entered into a material definitive agreement. On that date, the company executed and delivered a Plan of Reorganization Including Option to Acquire (the “Plan”) by and among the Registrant, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Plan contemplates the Registrant acquiring an equity interest in and potentially merging Hook and its subsidiary Suffield with and into a wholly owned subsidiary of the Registrant. As of the date of this filing, the agreement remains in effect, and the parties continue to work towards a closing.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended December 31, 2016.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: February 21, 2017	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

