Form 10-Q
period 2017-03-31
NightFood Holdings, Inc.
filed 2017-05-18
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 15, 2017, the registrant had outstanding 29,384,432 shares of common stock.

NightFood Holdings, Inc.

Financial Statements

For the three and nine months ended March 31, 2017 and March 31, 2016

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and June 30, 2016	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2017 and 2016	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2017 and 2016	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-9

1

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS

Current assets :
Cash	$72,536	$5,481
Accounts receivable (net of allowance of $0 and $22,363, respectively)	4,338	1,358
Inventory	103,561	121,706
Other current assets	-	1,400
Total current assets	180,434	129,945

Total assets	$180,434	$129,945

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$184,885	$165,441
Accrued expense-related party	162,000	108,000
Convertible notes payable – net of discount	6,076	-
Short-term borrowings	4,424	4,290
Advance from shareholders	995	23,000
Advance- related party	-	1,000
Total current liabilities	358,380	301,731

Long term borrowings	-	2,222

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 29,574,432 issued and outstanding as of March 31, 2017 and 28,501,932 outstanding as of June 30, 2016, respectively)	29,574	28,502
Additional paid in capital	2,680,618	2,263,294
Accumulated deficit	(2,888,138)	(2,465,804)
Total stockholders' deficit	(177,946)	(174,008)
Total Liabilities and Stockholders' Deficit	$180,434	$129,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenues	$23,605	$19,374	$13,098	$(1,781)

Operating expenses
Cost of product sold	20,233	79,047	4,987	23,963
Advertising and promotional	8,002	84,238	6,944	6,960
Selling, general and administrative	79,661	62,065	61,630	23,566
Professional Fees	327,092	312,414	197,720	177,546
Total operating expenses	434,988	537,764	271,281	232,035

Loss from operations	(411,383)	(518,390)	(258,183)	(233,816)

Interest expense - bank debt	529	928	190	311
Interest expense - shareholder	5,500	7,000	500	7,000
Interest amortization expense	4,922	-	4,922	-
Total interest expense	10,951	7,928	5,612	7,311

Provision for income tax	-	-	-	-

Net loss	$(422,334)	$(526,318)	$(263,795)	$(241,127)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	28,821,339	27,292,178	29,370,543	27,966,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(422,334)	$(526,318)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	141,800	180,300
Stock issued as part of loan agreement	5,000	7,000
Amortization of debt discount and deferred financing fees	4,922	-
Decrease in accounts receivable allowance	-	9,440
(Increase) decrease in accounts receivable	(2,980)	11,814
Decrease in inventory	18,145	(88,800)
Increase in other current assets	1,400	3,487
Increase in accounts payable	19,444	33,289
Increase in accrued expenses	54,000	54,000
Net cash used in operating activities	(180,602)	(315,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	10,000	297,500
Proceeds from the issuance of debt-net	262,750	-
Advance from shareholders	21,984	14,000
Repayment to shareholders	(43,989)	-
Repayment of short-term debt	(2,089)	(2,574)
Repayment of related party advance	(1,000)	(5,000)
Net cash provided by financing activities	247,656	303,926

NET (INCREASE) IN CASH AND CASH EQUIVALENTS	67,055	(11,862)

Cash and cash equivalents, beginning of period	5,481	16,059
Cash and cash equivalents, end of period	$72,536	$4,197

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$1,029	$928
Income taxes	$-	$-
Debt discount due to beneficial conversion feature	$261,596	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) months ended March 31, 2017 and 2016, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2016 and 2016, respectively, which are included in the Company’s June 30, 2016 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 28, 2016. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) months ended March 31, 2017 are not necessarily indicative of results for the entire year ending June 30, 2017.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $8,002 and $84,238 for the nine months ended March 31, 2017 and 2016, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2017 and June 30, 2016, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

For conventional convertible debt where the rate of conversion is below market value, the Company records any “beneficial conversion feature” (“BCF”) intrinsic value as additional paid in capital and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Debt Issue Costs	●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Original Issue Discount	●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments	●	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

Customer Concentration	●	During the nine months ended March 31, 2017, the company had one customer which accounted for approximately 87% of revenues.

Receivables Concentration	●	As of March 31, 2017, the company had accounts receivable totaling $4,338, with approximately 91% of that from one customer. That entire balance remains outstanding as of the time of this filing.

Income Per Share	●	Net income per share data for both the three and nine month periods ending March 31, 2017 and 2016 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of March 31, 2017, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●	All new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

3.	Going Concern	●	The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $0 and $22,681 as of March 31, 2017 and June 30, 2016, respectively.

5.	Inventories	●	Inventory consists of the following at March 31st 2017 and June 30th 2016,

	March 31, 2017	June 30, 2016
Finished Goods	$95,372	$113,517
Packaging	8,189	8,189
TOTAL	$103,561	$121,706

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consists of the following at March 31st 2017 and June 30th 2016,

	March 31, 2017	June 30, 2016
Vendor deposits	-	1,400
TOTAL	$-	$1,400

7.	Other Current Liabilities	●	Other current liabilities consist of the following at March 31st 2017 and June 30th 2016,

	March 31, 2017	June 30, 2016
Accrued consulting fees – related party	$162,000	$108,000
TOTAL	162,000	108,000

8.	Notes Payable	●	Notes Payable consist of the following at March 31st 2017,

On February 8, 2017 the Company issued $32,500 in convertible notes to an investor group. The notes have a maturity of six (6) months and interest rate of 8% per annum and are convertible at a price of 80% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $19,096. The BCF was included in additional paid in capital.

On March 16, 2017 the Company issued $75,000 in convertible notes to an investor group. The notes have a maturity of one (1) year and interest rate of 12% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $75,000. The BCF was included in additional paid in capital.

On March 20, 2017 the Company issued $80,000 in convertible notes to an investor group. The notes have a maturity of nine (9) months and interest rate of 12% per annum and are convertible at a price of 60% of the average of the two lowest trade prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $80,000. The BCF was included in additional paid in capital.

On March 23, 2017 the Company issued $87,500 in convertible notes to an investor group. The notes have a maturity of six (6) months and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $87,500. The BCF was included in additional paid in capital.

A summary of activity for convertible notes payable during the nine months ended March 31, 2017 is set forth below:

Convertible notes payable issued	$275,000
Debt discount on original interest discount note	(12,250)
Beneficial conversion feature on new convertible notes	(261,596)
Amortization of debt discount and deferred financing fees	4,922
Balance at March 31, 2017	$6,076

9.	Short and long term Borrowings	●	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and carried an 8.25% interest rate, through the Third Quarter of our 2017 fiscal year. Monthly principal payments are required during this 84 month period.

	March 31, 2017	June 30, 2016
Bank loan	$4,424	$6,513
Total borrowings	4,424	6,513
Less: current portion	(4,424)	(4,291)
Long term debt	$-	$2,222

Interest expense for the three months ended March 31, 2017 and 2016, totaled $529 and $928, respectively.

10.	Capital Stock Activity	●	The Company has 29,574,432 and 28,501,932 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2017 and June 30, 2016 respectively.

		●	During the nine months ended March 31, 2017 the Company issued 947,500 shares of common stock for services valued at $141,800, issued 100,000 shares of common stock for cash proceeds of $10,000, and issued 25,000 shares of common stock valued at $5,000 as part of a loan agreement.

11.	Advances by Affiliates	●	The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, of which $0 and $1,000 was outstanding as of March 31, 2017 and June 30, 2016, respectively, to supplement the Company’s working capital. Additionally, five of the Company’s shareholders also loaned funds to the Company of $21,984 and repayments of $43,989 for those loans, and other preexisting loans, were completed during the nine month period ended March 31, 2017.

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $6,000 is reflected in professional fees for the nine ended March 31, 2017 and reflected in the accrued expenses – related party with a balance of $162,000 and $108,000 at March 31, 2017 and June 30, 2016, respectively. To date, Mr. Folkson has not collected any payment against this accrued salary.

12.	Subsequent Events	●

The Company entered into a convertible promissory note and security purchase agreement on May 10 which was funded on May 15, 2017 in the amount of $80,000.  The lender was Auctus Fund, LLC.  The note is not convertible until six months from issuance and is convertible at a discount to the then market price of the note as set forth in the note. The Registrant plans to prepay the notes from its equity purchase agreement previously reported on Form 8-K, filed on February 13, 2017. After discounts, expenses and other fees due the lender, the Registrant received net proceeds of $71,250 which was applied to working capital.

		●	The Company entered into a convertible promissory note and security purchase agreement on May 16, 2017 which has not yet funded as of the date of this filing, but is expected to fund by May 19, 2017 in the amount of $75,000. The lender was EMA Financial, LLC. The note is not convertible until six months from issuance and is convertible at a discount to the then market price of the note as set forth in the note. The Registrant plans to prepay the notes from its equity purchase agreement previously reported on Form 8-K, filed on February 13, 2017. After discounts, expenses and other fees due the lender, the Registrant received net proceeds of $67,000 which was applied to working capital.

		●	On May 10, 2017, the Company entered into a Consulting Agreement with Common Thread Collective, LLC for online advertising, digital marketing, website development, content creation, and celebrity influencer strategies and services. The agreement calls for upfront development fees and a monthly retainer, along with accelerated stock bonuses which begin if Consultant helps the Company achieve a minimum online revenue target of $10,000,000 for calendar 2018.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED MARCH 31, 2017 AND MARCH 31, 2016.

For the three months ended March 31, 2017 and March 31, 2016 we had revenues of $13,098 and ($1,781) respectively and incurred a net loss of $263,795 and $241,127 respectively. These losses were largely attributable to consulting fees and expenses related to being a public company.

For the nine months ended March 31, 2017 and March 31, 2016, we had revenues of $23,605 and $19,374 respectively and incurred a net loss of $422,334 and $526,318 respectively. These losses were largely attributable to consulting fees and expenses related to being a public company.

Inventory

As of March 31, 2017, we had approximately $103,561 worth of product and packaging in inventory, compared to $121,706 worth of product in inventory as of June 30, 2016.

Operating Expenses

Operating expenses increased by $39,246 for the nine month period ended March 31, 2017, from $232,035 for the three month period ended March 31, 2016. The increase was primarily due to the increase in expenses related to investor relations and other expenses of being a public company.

Operating expenses decreased by $102,775 for the nine month period ended March 31, 2017, from $537,764 for the three month period ended March 31, 2016. The decrease was primarily due to the decrease in advertising expenses related to packaging design and production, as well as decreased broker and consulting fees, and a decrease in other operating expenses related to direct to consumer sales of our product.

Customers

For the three and nine month periods ending March 31, 2017, the majority of revenues resulted from wholesale sales of NightFood to distributors and retailers, as well as direct to consumer sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had cash on hand of $72,536, and inventory value of $103,561.

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

Since our inception, we have sustained operating losses. During the nine months ended March 31, 2017, we incurred a net loss of $422,334 compared to $526,318 for the nine months ended March 31, 2016.

During the nine months ended March 31, 2017, net cash used in operating activities was $180,602 compared to $315,788 for the nine months ended March 31, 2016.

During the nine months ended March 31, 2017, net cash aggregating $247,656 was provided by financing activities.

From our inception in January 2010 through March 31, 2017, we have generated an accumulated deficit of approximately $2,888,138, compared to $2,465,804 from inception through June 30, 2016. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the remainder of calendar 2017 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

On November 25, 2016, the company entered into a material definitive agreement. On that date, the company executed and delivered a Plan of Reorganization Including Option to Acquire (the “Plan”) by and among the Registrant, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Plan contemplates the Registrant acquiring an equity interest in and potentially merging Hook and its subsidiary Suffield with and into a wholly owned subsidiary of the Registrant. As of the date of this filing, the agreement remains in effect.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended March 31, 2017.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: May 18, 2017	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

