Form 10-K
period 2017-06-30
NightFood Holdings, Inc.
filed 2017-10-03
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2017

OR

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 333-193347

NIGHTFOOD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

520 White Plains Road-Suite 500 Tarrytown, New York	10591
(Address of Principal Executive Offices)	(Zip Code)

888-888-6444

(Registrant’s telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: $1,852,829.

As of September 28, 2017, the issuer had 30,399,567 shares of its common stock issued and outstanding, par value $0.001 per share.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,“and “Risk Factors”.

ITEM 1. BUSINESS

NightFood Holdings, Inc. (“we”, “us” “the Company” or “NightFood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York corporation (the “Subsidiary”) from its sole shareholder, Sean Folkson. All of our operations are conducted by the Subsidiary. We are in the business of manufacturing, marketing and distributing snacks specially formulated and promoted for evening consumption. A large number of Americans consume nighttime snacks that are high in sugar, fat, sodium, and calories; such snacks can impair sleep and also impair health in general. Management believes that our products are unique in the food industry and that there is a substantial market for our products, through online commerce as well as traditional retail distribution. Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.nightfood.com. Any information that may appear on our web site should not be deemed to be a part of this report.

Industry Overview

We are an early-stage company that is seeking to establish a market within the snack industry by offering a line of snack foods that are specifically formulated for evening consumption. Based on available figures for 2013 published by SymphonyIRI Group, American consumers spend over $50 Billion annually on snacks consumed at night, and this figure continues to grow. A majority of adults are trying to eat foods and snacks that they understand will prevent or manage health problems and 37% of consumers are willing to pay more for foods with perceived health benefits. Moreover, industry data indicates that the most popular nighttime snack choices include products and categories that are traditionally considered high in calories, and “unhealthy” options, such as cookies, salty snacks (chips, pretzels, and popcorn), ice cream, and candy.

Our Products, Present and Proposed

Our initial product is the NightFood nutrition bar. NightFood nutrition bars are made from commercially available ingredients and a proprietary combination of other components in a proprietary process. During the course of fiscal 2016, the Company modified its packaging, positioning, and branding, including switching from a 6 count retail pack to a 12 count pack for the bars. The packages are typically merchandised both open and closed, so the consumer can purchase an individual bar, or an entire box of bars.. NightFood® is the first product positioned as a healthier and better alternative to other convenient nighttime snack options. Compared to the existing popular options, each 140 calorie NightFood® bar is specially formulated to satisfy late-night cravings, tackle nighttime hunger, on fewer calories, and with a healthier, more sleep-friendly nutritional profile. We believe that NightFood® bars are an optimal nighttime snack in terms of composition and calories. In addition, the bars contain a clinically proven bioactive ingredient called Chocamine®. Chocamine is a patented natural cocoa extract that is believed to promote satiety and craving satisfaction, while also providing the health and relaxation benefits of chocolate without the caffeine, fat, calories, and sugars.

In April of 2016, the Company reached an agreement with RFI Ingredients, LLC, the exclusive manufacturer of Chocamine, which granted the Company, subject to possible future minimum volume requirements, exclusive use of Chocamine in any snack food products formulated and marketed for nighttime consumption.

Depending upon the success of the NightFood® bar and our available resources, we intend to consider expanding our product line to include formulations with and without sleep aiding bioactive ingredients, nighttime snack products specifically for children, and snacks in different food formats such as cookies, chips, ice cream, etc. In furtherance of our planned expansion of our product offerings, we have entered into an agreement to acquire a company which is licensed to produce FiberOne™ ice cream. See Business-Planned Acquisition However, that agreement has not been completed and its future is uncertain as various deadlines have passed.

Production

We have utilized contract manufacturers for producing our products, packaging for our products, and 3rd party logistics for warehousing and order fulfillment. For our warehousing and logistics, we are currently using Landis Logistics. For our next production run of nutrition bars, we are currently evaluating various potential manufacturers. We believe that the nature of the market for such services ensures there will be several alternative suppliers available on acceptable terms.

Marketing and Distribution

During FY2017, the Company received purchase orders from its largest retail chain to date, in Meijer supermarkets. NightFood bars are available in both flavors in substantially all Meijer supermarket locations.

Management believes that securing a chain like Meijer can be a tremendous milestone. However, the Company believes the opportunity for most rapid and efficient scaling of revenue is through direct-to-consumer online channels, and that is where we are directing our focus at this time. To that end, the Company has implemented a strategy that it believes will allow for much more significant revenues starting in FY2018.

NightFood 12-packs were made available on Amazon for the first time on June 9, 2017. To date, sales have been promising, and customer reviews have averaged well over 4 stars out of 5. The Company issued a news release on August 23, 2017 that in July 2017, gross direct-to-consumer sales were higher than any other month in Company history, exceeding $10,000. In addition, it was announced that as of August 23, 2017, August revenues to date had already surpassed those of July, 2017.

The Company expects to launch its primary direct-to-consumer sales initiative through a relationship with marketing partner Common Thread Collective (CTC) during late September or early October, 2017.

If successful, the relationship with CTC will allow the Company to get a substantially greater return on each direct-to-consumer advertising dollar, resulting in accelerated revenue growth. . We can give no assurances as to the revenues to be derived from these efforts. Furthermore, any new initiative includes many risks including unanticipated delays.

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

Intellectual Property Rights

We own the registered trademark “NightFood®” and believe that it will prove important to our business. Additionally we own the domain NightFood.com as well as many other relevant domains such as late-night-snack.com, nighttimesnack.com, and nighttimesnacking.com, as well as NightFood.us, NightFood.net, TryNightFood.com, GetNightFood.com, NiteFood.com, TryNightFood.com, BuyNightFood.com, and Night-Food.com. We also own the toll-free number 888-888-NIGHT. We rely on proprietary information as to our formulas and have non-disclosure agreements with our suppliers.  In June 2017, after receiving unsolicited inquiries from international distributors in multiple foreign countries, the Company retained the intellectual property law firm Pinnacle IP to assist and consult on matters of international trademark protection for the NightFood brand.

Personnel

We currently have no employees except Sean Folkson, our President and CEO, and Peter Leighton, our VP of Marketing who is currently serving the company on a part-time basis. Should we be successful in executing our business plan, we anticipate hiring additional employees in the future to assist with various company functions. We rely on consultants and outsourced services to accomplish work that might otherwise be done by employees in a large established company.

Customers

In FY 2017, one customer, KeHE Distributing, made up 87% of our revenue.

Possible Planned Acquisition

On November 25, 2016 we executed and delivered a Plan of Reorganization Including Option to Acquire (the “Plan”) by and among the Registrant, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Plan contemplates our acquiring an equity interest in and potentially merging Hook and its subsidiary Suffield with and into a wholly owned subsidiary of the Registrant. Pursuant to the Plan, we have agreed to use its best efforts to invest up to $9,000,000 in Hook in exchange for preferred equity in Hook. The Plan contemplated an investment in Hook by the Registrant in tranches over approximately 18 months. The Plan provided that any time after we had invested $7,500,000 in Hook, we may request a merger of Hook with and into our wholly owned subsidiary, Fiber One™ Ice Cream, Inc., in exchange for the Hook members receiving a 50% shareholder interest in us. Such merger would be subject to shareholder approval by us. Hook is a licensee of General Mills Marketing, Inc. and holds the right to manufacture and distribute ice cream under the Fiber One™ brand name. We are seeking to raise funds through the sale of equity to meet our obligations under the Plan, but has obtained limited commitments for funding. If funding is not realized, the Plan may not go into effect. The forgoing is a summary of the Plan and is qualified in its entirety by the Plan, which is an exhibit hereto. We anticipate, based on discussions with Hook management, that the Plan will be amended to change the amount and timing of capital investments due thereunder to require a smaller investment by us prior to the merger. However, there is no written agreement for such amendment and we cannot give assurance that the acquisition with Hook will occur. At this time there is no enforceable agreement for completion of this transaction and we are pursuing other avenues for future revenues. Therefore the consummation of this acquisition is presently not likely.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan. We have had limited operations and have not yet established significant traction in the marketplace. We generated revenue of $21,644 in the year ended June 30, 2017, and $24,918 in the year ended June 30, 2016. Because our capital resources have been limited, we have been unable to provide sufficient advertising and marketing support for the product at retail, resulting in limited revenues. Unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment.

During FY2017, the majority of our revenue was derived from one distributor. We believe we have established that there is consumer interest for a better nighttime snack option. We have not yet definitively identified a way to market and sell our snack products either at retail or direct to consumer in a manner that is predictably profitable, nor have we yet identified the proper elements of support at retail that will drive consistent consumer purchase behavior.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2017 and June 30, 2016 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We remain uncertain of our proposed products’ market acceptance. Although management firmly believes that snacks designed for evening consumption is a viable niche market with a potential for attractive returns for investors, this belief is largely based on preliminary sales and marketing data through platforms such as Amazon and Facebook. We have not conducted any formal marketing studies. Our limited resources preclude us from doing so. If management is wrong in its belief and there is an insufficient market for our products, it is likely we will fail and investors will lose their investment.

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

Our proposed acquisition of Hook Group, LLC (“Hook”) is not certain and even if it occurs, profit therefrom is also uncertain. In November 2016 we entered into an agreement providing for us to acquire Hook, the licensee of General Mills for FiberOne™ ice cream. The agreement calls for us to make substantial investments in Hook and is dependent on our being able to maintain and renew Hook’s license with General Mills as well as the market acceptance of Hook’s proposed products. If we cannot raise funding satisfactory to Hook to complete the acquisition, if Hook were to lose the license with General Mills, or if we are unable to successfully market Fiber One™ ice cream products, we will not realize any return in our investment in Hook and our results will be adversely affected. At this time there is no enforceable agreement for completion of this transaction and we are pursuing other avenues for future revenues. Therefor the consummation of this acquisition is presently not likely.

The ability of our officers to control our business will limit minority shareholders’ ability to influence corporate affairs. As of the date of this report, our president, Sean Folkson, owned 16,433,568 shares (directly and through trusts, includes 2.6 million shares owned by a trust controlled by Mr. Folkson’s wife. Mr. Folkson disclaims beneficial ownership of these shares).   Also, as of the date of this report our Vice President Peter Leighton owned 4,000,000 shares. These two shareholders represent an aggregate of approximately 69.5 % of our 29,384,432 issued and outstanding shares.  Because of their stock ownership, our officers will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not be able to execute our planned expansion. Over the next  6-12 months, we believe we will require approximately $1,000,000 - $2,000,000 in debt or equity financing to affect a planned expansion of our operations and roll out of our existing and any future products. Management believes that it will be able to raise the required funds, however this may not prove to be the case. As of the date of this filing, we have $650,250 in outstanding convertible promissory notes. We also have an Equity Credit Line in the amount of $5,000,000. However the utilization of such forms of capital raising can be extremely dilutive to our present shareholders. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Liquidity.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We would incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees and consultants to segregate responsibilities and are presently unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and this may impair our ability to effectively comply with Section 404 of the Sarbanes-Oxley Act. We currently do not have any employees and rely on our CEO, Sean Folkson and our Vice President/CMO Peter Leighton to perform all executive functions. Peter Leighton will be assisting us on a part time basis. Accordingly, we cannot segregate duties to provide sufficient review of our financial activity. During the course of our testing our financial procedures, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. Our officers’ lack of experience in accounting and financial matters may make our efforts to comply more difficult and cause us to hire consultants to assist him cutting into our resources.

Implications of Being an Emerging Growth Company. As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;

●	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;

●	an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal controls over financial reporting;

●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

●	reduced disclosure about the emerging growth company’s executive compensation arrangements.

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

Risks Related to Our Common Stock

Commencing August 21, 2015 we began trading under the Symbol NGTF on the OTC Markets. There had been very little trading activity of our stock for some time. In April of 2017, the Company secured a listing on the OTCQB, and in August of 2017 an investor awareness campaign was initiated to communicate news of recent company developments and milestones to a broader range of stock market investors. Trading volume has increased, but there can be no assurances that significant public trading will ever develop or, if it develops, that it will be maintained. Our stock is likely to continue to be subject to significant price fluctuations.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock. Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. Any purchasers of our securities should be aware that any market that develops in our stock will likely be subject to the penny stock restrictions.”

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 1,000,000 shares of preferred stock, $0.001 par value. As of the date of this report, we have not issued any shares of preferred stock and have no plans to do so. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors. Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount. 25,053,432 of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares as a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. Although trading activity in our stock has increased recently, generally there is a limited public market for our common stock, and there can be no assurance that an active and regular public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because our securities have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Recent issuances of convertible promissory notes may have a negative impact on the trading prices of our common stock. Commencing in March 2017, we have entered into $530,000 principal amount of promissory notes with various lenders. These notes are convertible six months after issuance into free trading shares of our common stock, with certain limitations, at conversion prices below the then market price of our common stock. While we intend to repay these notes before they are converted by using other funds we may obtain, including funds received under the EPA, no assurance can be given that we will be successful in these efforts. Any conversions of these notes are likely to have a negative effect on the market for our common stock and may cause dilution to our common stockholders.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of April 10, 2017 our common stock is quoted on the OTCQB under the symbol “NGTF”. Our common stock had previously been quoted on the under the same symbol on the OTCPink Market which is sponsored and operated by OTCMarkets, Inc. The OTCQB Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCMarkets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last reported price was $.149 on October 2, 2017.

Period Ending June 30, 2017	High	Low
September 30, 2016	$0.24	$0.10
December 31, 2016	0.50	0.08
March 31, 2017	0.22	0.05
June 30, 2017	0.39	0.10

Period Ending June 30, 2016:
September 30, 2015	1.40	0.85
December 31, 2015	2.10	1.45
March 31, 2016	2.10	0.85
June 30, 2016	1.05	0.05

HOLDERS

The approximate number of stockholders of record at June 30, 2017 is 115. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

We do not have any equity compensation plans. The Company entered into a revised Consulting Agreement with A.S. Austin Company with compensation consisting of warrants to purchase up to 300,000 shares of the Company common stock at a price of $.75 per share. The warrants expire on October 6, 2021 or five years from the date the contract was executed. The Company also issued 40,000 warrants to SkyBridge Ventures, LLC on August 10, 2017, each warrant give SkyBridge the right to purchase one share of common stock at $.20 per share, with a cashless exercise provision. The warrants expire August 10, 2022. The Company has the right to redeem the warrants prior to November 30, 2017 for $16,000.

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending June 30, 2017, 100,000 shares were issued to one investors for $10,000 in cash ($0.10 per share). No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The company also compensated vendors and consultants with 1,097,500 shares in lieu of payment of $186,000, along with the issuance of 25,000 shares in lieu of interest payments of $5,000. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering. During the twelve months ended June 30, 2017, we issued $430,000 principal amount convertible promissory notes to 6 investors for $351,500. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2017, we had no compensation plans under which our equity securities were authorized for issuance.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report.

OVERVIEW

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

We are a snack development, marketing and distribution company relying on our unique product, unique product positioning, and our marketing expertise to develop and market nutritional/snack foods that are appropriate for evening snacking. Our first product is the NightFood nutrition bar, currently available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch).

We believe that over the next several years, a subset of consumers will begin to shift their night snacking behavior towards snacks that are formulated to be more “sleep friendly” compared to what is currently being consumed by much of the population. As research continues to explore the links between nutrition and sleep, and consumers continue to seek healthier snacks in general, we expect a category to emerge within the marketplace that we call “nighttime nutrition”.

The first major nutrition brands have just started to explore the viability of a nighttime nutrition category as Gatorade® announced in March of 2016 that they’ve begun exploring development of a nighttime yogurt for athletes.

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

Our first product, the NightFood nutrition bar, is currently available in 200-300 supermarkets across the United States, including the Meijer supermarket chain.

The Company in select supermarkets, grocery stores, and nutrition stores, primarily in and around New York City, select stores in the southeastern US, and the Market Street supermarket chain in Texas, which is a division of Albertson’s.

After testing of the direct to consumer market, The Company is moving forward with a direct to consumer sales initiative with an established and reputable online marketing agency known as Common Thread Collective (CTC). The Company believes direct to consumer sales, both through its proprietary commerce site, and through the Amazon commerce platform, can be rapidly scaled and can achieve profitability at scale. CTC has a track record of establishing successful direct to consumer campaigns for lifestyle brands, and is optimistic and confident that they can help the Company achieve our online sales goals.

DEVELOPMENT PLANS

Longer-term, assuming that we have established sufficient traction with our initial product, the NightFood nutrition bar, the company will continue to evaluate opportunities to introduce other nighttime specific snack products in the snack formats already popular with consumers such as cookies, chips, and ice cream. Detailed discussions with distributors of snacks in specific popular nighttime formats have already taken place, although no new product format launches are imminent as of the time of this filing.

Mention scientific advisory board here, assuming we have somebody on the board before filing. Agreed

It has been established that the nutritional profile of any food can be evaluated and formulated for what we call “sleep-friendliness”, and therefore optimized as a better nighttime snack option.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2017 Compared to Fiscal Year ended June 30, 2016

Revenue

For the twelve months ended June 30, 2017, we had revenues of $21,644 compared to the twelve months ended June 30, 2016 when we had revenues of $24,918. The company also provided certain sales allowances of $9,462 for the year ended June 30, 2017, compared to $22,681 for the year ended June 30, 2016.

Operating Expenses

Our operating expenses for the twelve months ended June 30, 2017 were $733,458 compared to $743,247 for the twelve months ended June 30, 2016.

Net Loss

For the twelve months ended June 30, 2017, we had a net loss of $915,417 compared to the twelve months ended June 30, 2016 when we had a net loss of $726,596.

Inventory

As of June 30, 2017, we had approximately $95,865 worth of product in inventory, compared to $121,706 worth of product in inventory as of June 30, 2016.

Customers

In FY 2017, one customer, KeHE distributors, made up over 87% of revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash on hand of $14,326, accounts receivable of $382 net of allowances, and inventory value of $95,865. During the twelve month period ended June 30, 2017, we raised $10,001 through the private sale of our common stock.

Since our inception, we have sustained operating losses. During the twelve months ended June 30, 2017, we incurred a net loss of $915,417 and had a total stockholders’ deficit of $471,029.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock, debt, and the use of $497,500 of convertible debt to finance the Company’s operations, of which it can give no assurance of success However, we believe that our current capitalization structure, combined with the continued expansion in distribution, will enable us to achieve successful financings to continue our growth.

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

During the twelve months ended June 30, 2017 and 2016 respectively, there was not any net cash provided from investing activities.

During the twelve months ended June 30, 2017, net cash aggregating $397,829 was provided by financing activities, which represents net proceeds of $10,001 from private sales of our common stock, $414,250 from the issuance of convertible debt, $21,984 in advances by shareholders which was offset by repayments to shareholders of $44,989, and required principal payments of $3,417 of our bank loan.

From our inception in January 2010 through June 30, 2017, we have generated an accumulated deficit of approximately $3,381,221. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the course of fiscal 2018 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

On November 25, 2016, the company entered into a material definitive agreement. On that date, the company executed and delivered a Plan of Reorganization Including Option to Acquire (the “Plan”) by and among the Registrant, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Plan contemplates the Registrant acquiring an equity interest in and potentially merging Hook and its subsidiary Suffield with and into a wholly owned subsidiary of the Registrant. As of the date of this filing, the agreement has not formally been terminated by the parties, however, at this time, the consummation of this acquisition is not likely.

Funds on hand are not sufficient to fund our operations and we intend to rely on the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2018, but we cannot at this time quantify the amount. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

As of February 8, 2017, we entered into two agreements with Black Forest, an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”). The two agreements were filed as exhibits to the Registrant’s Current Report on Form 8-K dated February 8, 2017, and this Registration Statement is being filed in order for us to fulfill our obligations under the RRA. The following summary is qualified in its entirety by reference to such exhibits to our Form 8-K. On August 24, 2017, the Company issued a “put notice” to Black Forest and delivered Black Forest 264,085 shares of common stock in exchange for $30,000. The Company may continue to make use of this EPA from time to time, at its discretion.

In February, March and May 2017, the Company entered into convertible promissory notes with several lenders totaling $430,000 and realized net proceeds of $354,000 Among these notes were promissory notes totaling $120,000 with Black Forest which notes have been assigned to a third party that is not affiliated with Black Forest.

The agreements required us to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, Black Forest, after effectiveness of such registration statement, will be required to purchase up to $5,000,000 worth of our common stock at a price equal to 85% of the market price as determined under the EPA. The EPA provides for volume limitations on the amount of shares that Black Forest must purchase at any time and provides that we will be paid for the common stock upon electronic delivery of the shares to Black Forest. To date we have raised a net of $28,260.50 through the EPA. No assurance can be given as to the total amount we will raise through the EPA.

If funds raised through the EPA are not sufficient to fund our operations, we intend to rely on the sale of stock in private placements, and the issuance of more debt, to increase liquidity. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement is retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company has agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and will continue to accrue on a monthly basis until the company is in a position to pay Folkson. As of the date of this filing, no payments have been made to Folkson against this accrual.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended June 30, 2017 with respect to Company’s ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

NightFood Holdings, Inc.

Financial Statements

For the years ended June 30, 2017 and June 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NightFood Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NightFood Holdings, Inc. (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the two years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016 and the results of its operations and its cash flows for the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses and generated negative cash flows from its operating activities. These raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans, with respect to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, NY

October 3, 2017

NightFood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016

ASSETS

Current assets:
Cash	$14,326	$5,481
Accounts receivable (net of allowance of $0 and $22,681, respectively)	382	1,358
Inventories	95,865	121,706
Other current assets	3,491	1,400
Total current assets	114,064	129,945

Total assets	$114,064	$129,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$205,961	$165,441
Accrued expense-related party	180,000	108,000
Convertible notes payable-net of debt discounts and unamortized beneficial conversion feature	151,020	-
Fair value of derivative liabilities	44,022	-
Short-term borrowings	3,096	4,290
Advance-related party	-	1,000
Advance from Shareholders	995	23,000
Total current liabilities	585,094	301,731

Long term borrowings	-	2,222

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 100,000,000 shares authorized, and 29,724,432 issued and outstanding as of June 30, 2017 and 28,501,932 outstanding as of June 30, 2016, respectively)	29,724	28,502
Additional paid in capital	2,880,467	2,263,294
Accumulated deficit	(3,381,221)	(2,465,804)
Total stockholders’ deficit	(471,030)	(174,008)
Total Liabilities and Stockholders’ Deficit	$114,064	$129,945

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2017	June 30, 2016

Revenues	$21,644	$24,918

Operating expenses
Cost of product sold	31,798	104,712
Advertising and promotional	12,319	110,751
Selling, general and administrative	239,856	73,545
Professional Fees	449,485	454,240
Total operating expenses	733,458	743,247

Loss from operations	(711,814)	(718,329)

Other expenses
Interest expense – bank debt	714	1,267
Interest expense – shareholder	5,501	7,000
Amortization expense	153,366	-
Change in fair value of derivative liability	44,022	-
Total other expenses	203,603	8,267

Provision for income tax	-	-

Net loss	$(915,417)	$(726,596)

Basic and diluted net loss per common share	(0.03)	(0.03)

Weighted average shares of capital outstanding – basic and diluted	29,020,192	27,524,987

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended June 30, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, July 1, 2015	26,588,588	$26,589	$1,666,832	$(1,739,208)	$(45,788)
Common stock issued for services	829,344	829	293,046	-	293,875
Common stock issued as part of loan agreement	20,000	20	6,980	-	7,000
Common Stock issued for cash	1,064,000	1,064	296,436	-	297,500
Net loss	-	-	-	(726,596)	(726,596)
Balance, June 30, 2016	28,501,932	28,502	2,263,294	(2,465,804)	(174,008)
Common stock issued for services	1,097,500	1,098	185,703	-	186,800
Common stock issued as part of loan agreement	25,000	25	4,975	-	5,000
Common Stock issued for cash	100,000	100	9,900	-	10,000
Beneficial Conversion Feature for debt discount	-	-	416,596	-	416,596
Net loss	-	-	-	(915,417)	(915,417)
Balance, June 30, 2017	29,724,432	$29,724	$2,880,467	$(3,381,221)	$(471,029)

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended June 30, 2017	For The Year Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(915,417)	$(726,596)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	186,800	293,875
Amortization of debt discount and deferred financing fees	153,366	-
Change in derivative liability	44,022	-
Stock issued as part of loan agreement	5,000	7,000
Increase in sales allowance	-	9,758
Change in operating assets and liabilities:
Accounts receivable	977	23,411
Inventories	25,841	(74,770)
Other current assets	(2,091)	3,686
Accounts payable	40,519	68,220
Accrued expenses	72,000	72,000

Net cash used in operating activities	(388,984)	(323,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	10,001	297,500
Proceeds from the issuance of debt-net	414,250	-
Advance from shareholders	21,984	19,000
Repayment to shareholders	(44,989)	-
Repayment of related party advance	(3,417)	(3,663)
Net cash provided by financing activities	397,829	312,837

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,845	(10,578)

Cash and cash equivalents, beginning of year	5,481	16,059
Cash and cash equivalents, end of year	$14,326	$5,481

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$1,214	$1,267
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information: Debt discount due to beneficial conversion feature	$430,000	$-
Value of embedded derivative liabilities	$101,511	$-

The accompanying notes are an integral part of these audited consolidated financial statements

NightFood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company incurred advertising costs of $12,319 and $110,751 for the years ended June 30, 2017 and 2016, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s and other customer websites.

●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

●	The Company occasionally offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2017 and 2016 the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Derivative Financial Instruments	●

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $0 and $22,681 as of June 30, 2017 and June 30, 2016, respectively.

5.	Customer Concentrations	●	During the year ended June 30, 2017, one customer (KeHE Distributors) accounted for approximately 87% of revenues.

6.	Inventories	●	Inventories consists of the following at June 30,

	2017	2016
Finished Goods	$87,676	$113,517
Packaging	8,189	8,189
TOTAL	$95,865	$121,706

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30,

	2017	2016
Accrued consulting fees – related party	$180,000	$108,000

TOTAL	$180,000	$108,000

8.	Notes Payable	●	Notes Payable consist of the following at June 30, 2017,

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

On March 20, 2017 the Company issued $80,000 in convertible notes to an investor group. The notes have a maturity of nine (9) months and interest rate of 12% per annum and are convertible at a price of 60% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash.

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

On May 10, 2017 the Company issued $80,000 in convertible notes to an investor group. The notes have a maturity of nine (9) months and interest rate of 12% per annum and are convertible at a price of 60% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash.

On May 16, 2017 the Company issued $75,000 in convertible notes to an investor group. The notes have a maturity of one (1) year and interest rate of 12% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2017:

Convertible notes payable issued	$430,000
Unamortized Amortization of debt discount and beneficial conversion feature	(278,980)
Balance at June 30, 2017	$151,020

9.	Derivative Liability

Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the year ended June 30, 2017, the Company recorded a loss in fair value of derivative $44,022. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

10.	Short and long term borrowings

On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 8.50% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 4.00 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

	June 30, 2017	June 30, 2016
Bank Loan	$3,096	$6,513
Total borrowings	3,096	6,513
Less: current portion	(3,096)	(4,291)
Long term debt	$-	$2,222

Interest expense for the years ended June 30, 2017 and 2016, totaled $714 and $1,267, respectively.

11.	Stockholders’ Deficit	●	On October 16, 2013, the NightFood, Inc. became a wholly-owned subsidiary of NightFood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●	The Company is authorized to issue One Hundred Million (100,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

●	The Company has 29,724,432 and 28,501,932 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2017 and 2016 respectively.

●	During the year ended June 30, 2017:

●	the Company sold 100,000 shares of common stock for cash proceeds of $10,000,

●	and issued 1,097,500 shares of common stock for services with a fair value of $186,800.

●	and issued 25,000 shares of common stock as part as a loan agreement valued at $5,000.

Dividends

●	The Company has never issued dividends.

Warrants

●	The Company entered into a revised Consulting Agreement with A.S. Austin Company with compensation consisting of warrants to purchase up to 300,000 shares of the Company common stock at a price of $.75 per share. The warrants expire on October 6, 2021 or five years from the date the contract was executed.

Options

●	The Company has never issued options.

12.	Related Party Transactions	●

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $0 and $1,000 in 2017 and 2016, respectively, to supplement the Company’s working capital. These short term advances have all been repaid.

Additionally, five of the Company’s shareholders also loaned funds to the Company of $21,984 and repayments of $44,989 for those loans, and other preexisting loans, were completed during the twelve month period ended June 30, 2017.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $72,000 is reflected in professional fees and presented in the accrued expenses – related party for 2017 and 2016 respectively.

●	The consulting agreement for Mr. Folkson had a term of one year, and then converted into a month to month effective January 1, 2016. This agreement can be terminated after the initial term, upon thirty (30) day notice by either party.

13.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2017	2016

Statutory U.S. federal rate	(34.0)%	(34.0)%
Permanent differences	6.9%	13.8%
Valuation allowance	27.1%	20.2%
Provision for income tax expense(benefit)	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	$591,837	$344,107
Total deferred tax assets	$591,837	$344,107

Valuation allowance	(591,837)	(344,107)
Net deferred tax asset	$-	$-

At June 30, 2017 the Company had estimated U.S. federal net operating losses of approximately $2,660,000 for income tax purposes which will expire between 2032 and 2037. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2017 was an increase of $311,242. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2017 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

14.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

15.	Net Loss per Share of Common Stock	●	The Company has adopted FASB Topic 260, “Earnings per Share,” which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

	2017	2016
Numerator - basic and diluted loss per share net loss	$(915,417)	$(726,596)

Net loss available to common stockholders	$(915,417)	$(726,596)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	29,020,192	27,524,987
Basic and diluted earnings per share	$(0.03)	$(0.03)

16.	Subsequent Events	●	On July 31, 2017, the Company entered into a convertible promissory note a security purchase agreement dated July 31, 2017 and funded on August 1, 2017, in the amount of $100,000. The lender was Labrys Fund, LP. As part of this transaction, the Company issued Labrys a block of 400,650 “Commitment Shares”. These shares, although issued to Labrys, are to be returned to the Company should the Company pay off the note prior to the 6 month maturity date. In September of 2017, to facilitate the issuance of additional operating capital, the Company and Labrys agreed that Labrys shall be entitled to keep 100,000 of the 400,650 Commitment Shares in the event of a timely retirement of the debt.

		●	On August 4, 2017, the Company entered into a consulting agreement with AJO Capital, Inc. to provide services relating to business development and general business consulting. As compensation for services, AJO will receive 500,000 shares of Company common stock.

		●	On August 10, 2017, the Company entered into a Forbearance Agreement with SkyBridge Ventures LLC, whereby the date of conversion eligibility for a $35,000 note held by SkyBridge was changed from August 8, 2017 to September 12, 2017.

		●	On August 10, 2017, the Company entered into a consulting agreement with a consultant to assess business continuity planning and business insurance needs. As compensation for services, the consultant will receive 10,000 shares of Company common stock

		●	On August 24, 2017, a shareholder loaned the company $10,000. As compensation for making this loan, the shareholder received 10,000 shares of Company common stock, and is entitled to $2,000 interest. This advance was secured by a promissory note from the company to the shareholder whereby the company has until February 24, 2018 to repay the principal and interest.

		●	On August 24, 2017, the Company sold 264,085 shares of common stock to Black Forest Capital, LLC, pursuant to the $5,000,000 Equity Purchase Agreement entered into during February of 2017. Gross proceeds from this sale totaled $30,000, equating to a share price of $.1136 per share.

●	On September 8, 2017 the Company entered into a convertible promissory note a security purchase agreement dated September 5, 2017 and funded on September 12, 2017, in the amount of $75,000. The lender was JSJ Investments, Inc.

●	On September 8, 2017, the Company entered into a convertible promissory note a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $218,750. The lender was Eagle Equities, LLC.

●	On September 12, 2017 the Company successfully retired a convertible promissory note dated March, 16, 2017 and held by EMA Financial, LLC, in the original principal amount of $75,000.

●	On September 13, 2017, the Company filed a certificate of amendment to its certificate of incorporation which increased the number of shares of common that it is authorized to issue from 100,000,000 to 200,000,000. The amendment was previously approved by Company directors and the holders of a majority of the issued and outstanding shares.

●	On September 17, 2017, the Company entered into an agreement with Dr. Michael Grandner whereby Grander has agreed to serve the Company in a scientific advisory role. Dr. Grander is the Director of the Sleep and Health Research Program at the University of Arizona. He is Certified in Behavioral Sleep Medicine by the American Board of Sleep Medicine, and is a consultant to Major League Baseball, the NCAA, the U.S. Olympic Team, FitBit, among other corporate clients. As compensation for his services, Dr. Grander received warrants to purchase up to 500,000 shares of Company common stock at $.15 per share. The warrants have a cashless provision.

●	On September 26, 2017, noteholder Eagle Equities converted $7,500 of principal and $30 of interest of an outstanding note to stock. The conversion was at a price of $.075 per share. 100,400 shares were issued to the noteholder in this transaction.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2017 due to the lack of accounting and management personnel, as well as insufficient funds to fully engage necessary legal and compliance resources. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2017, our internal control over financial reporting was not effective due to a lack of resources.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting. There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson	48	President, Chief Executive Officer and Director

Peter Leighton	55	VP Marketing and Chief Marketing Officer

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

Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the fiscal year ended June 30, 2017 such reporting persons complied with the filing requirements of Section 16(a). Neither Mr. Folkson nor Mr. Leighton have engaged in any purchases or sales of our common stock since we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended that were not reported on a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,*	2017	$0	$0	$0	$0	$0	$0	$72,000		$72,000
CEO	2016	$0	$0	$0	$0	$0	$0	$72,000	[1]	$72,000

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Peter Leighton,	2017	$0	$0	$0	$0	$0	$0	$0	$0
CMO	2016	$0	$0	$0	$0	$0	$0	$0	$0

* To date, Mr. Folkson has not received any payment as a result of his consulting agreement. All compensation continues to accrue.

The Company has not paid and has no present plan to give any compensation other than cash and the granting of shares of common stock. The Company does not have any Stock Option Plan or other equity compensation plans.

Employment Agreements

A consulting agreement exists between Mr. Folkson and the Company, whereby Mr. Folkson receives $6,000 in consulting fees each month, beginning January, 2015. As the company has not had sufficient funds to date to pay Mr. Folkson, these fees have accrued and will continue to accrue until such time as the Company has sufficient funds to issue payment in part or in full.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock (our only class of voting securities) as of September 28, 2017, by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

Name and address of owner	Amount owned	Percent of class

Sean Folkson c/o Nightfood Holdings, Inc. 520 White Plains Road – Suite 500 Tarrytown, NY 10691	16,433,568	54.1%

Peter Leighton c/o Nightfood Holdings, Inc. White Plains Road – Suite 500 Tarrytown, NY 10691	4,000,000	13.2%

All officers and directors as a group (2 persons)	20,433,568	67.2%

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

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $0 and $1,000 in 2017 and 2016, respectively, to supplement the Company’s working capital. These short term advances have all been repaid.

Additionally, five of the Company’s shareholders also loaned funds to the Company of $21,984 and repayments of $44,989 for those loans, and other preexisting loans, were completed during the twelve month period ended June 30, 2017.

During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $72,000 is reflected in professional fees and presented in the accrued expenses – related party for 2017 and 2016 respectively.

The consulting agreement for Mr. Folkson had a term of one year, and then converted into a month to month effective January 1, 2016. This agreement can be terminated after the initial term, with thirty (30) days notice by either party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $32,500 and $18,000 respectively.

Tax Fees

For the fiscal years ended June 30, 2017 and 2016, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

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

NightFood Holdings, Inc.

October 3, 2017	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Director	October 3, 2017
Sean Folkson	(principal executive, financial and accounting officer)

