Form 10-Q
period 2017-09-30
NightFood Holdings, Inc.
filed 2017-11-16
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 15, 2017, the registrant had outstanding 32,303,734 shares of common stock.

NightFood Holdings, Inc.

Financial Statements

For the three ended September 30, 2017 and September 30, 2016

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and June 30, 2017	F-1
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2017 and 2016	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2017 and 2016	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-12

1

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS

Current assets :
Cash	$65,528	$14,326
Accounts receivable (net of allowance of $0 and $0, respectively)	491	382
Inventory	81,334	95,865
Other current assets	3,978	3,491
Total current assets	151,331	114,064

Total assets	$151,331	$114,064

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$209,755	$205,961
Accrued expense-related party	198,000	180,000
Convertible notes payable – net of discount	244,151	151,020
Fair value of derivative liabilities	146,941	44,022
Short-term borrowings	2,500	3,096
Advance from shareholders	10,995	995
Total current liabilities	812,342	585.094

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 31,259,967 issued and outstanding as of September 30, 2017 and 29,724,432 outstanding as of June 30, 2017, respectively)	31,260	29,724
Additional paid in capital	3,668,724	2,880,467
Accumulated deficit	(4,360,995)	(3,381,221)
Total stockholders' deficit	(661,011)	(471,030)
Total Liabilities and Stockholders' Deficit	$151,331	$114,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2017	For the three months ended September 30, 2016
Revenues	$36,442	$2,464

Operating expenses
Cost of product sold	26,026	12,102
Advertising and promotional	41,824	619
Selling, general and administrative	44,056	12,276
Professional Fees	257,240	46,333
Total operating expenses	369,146	71,330

Loss from operations	(332,704)	(68,866)

Interest expense - bank debt	-	301
Interest expense - shareholder	2,730	5,000
Other expense	287,916	-
Amortization expense	253,505	-
Change in fair value of derivative liability	102,919	-
Total other expense	647,070	5,301

Provision for income tax	-	-

Net loss	$(979,774)	$(74,167)

Basic and diluted net loss per common share	$(0.03)	$(0.00)

Weighted average shares of capital outstanding – basic and diluted	30,519,921	28,520,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2017	For the three months ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(979,774)	$(74,166)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	192,891	11,000
Stock issued for conversion of debt	7,500	-
Stock issued as part of loan agreement	2,730	5,000
Amortization of debt discount and deferred financing fees	253,505	-
Change in derivative liability	102,919	-
Change in accounts receivable	(109)	(2,298)
Change in inventory	14,531	8,904
Change in other current assets	(486)	142
Change in accounts payable	3,794	28,415
Change in accrued expenses	18,000	18,000
Net cash provided by (used in) operating activities	(384,499)	(5,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	30,000	-
Proceeds from the issuance of debt-net	471,296	-
Advance from shareholders	10,000	2,000
Repayment to shareholders	-	(1,000)
Repayment of short-term debt	(596)	(1,094)
Repayment of convertible debt	(75,000)	-
Net cash provided by (used in) financing activities	435,701	(94)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,202	(5,097)

Cash and cash equivalents, beginning of period	14,326	5,481
Cash and cash equivalents, end of period	$65,528	$384

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$30	$301
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$871,755	$-
Value of embedded derivative liabilities	$101,511	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended September 30, 2017 and 2016, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2017 and 2016, respectively, which are included in the Company’s June 30, 2017 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 3, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended September 30, 2017 are not necessarily indicative of results for the entire year ending June 30, 2018.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $41,824 and $619 for the three months ended September 30, 2017 and 2016, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2017 and June 30, 2016, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Customer Concentration	●

During the three months ended September 30, 2017, the Company did not have any one customer account for more than 10% of the revenue volume. During the three months ended September 30, 2016, two customers, accounted for approximately 67% of revenues.

Receivables Concentration	●	As of September 30, 2017, the company had accounts receivable totaling $491, with approximately 65% of that from one customer. That entire balance remains outstanding as of the time of this filing.

Income Per Share	●	Net income per share data for both the three-month periods ending September 30, 2017 and 2016 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of September 30, 2017, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation.  This standard provides guidance related to the scope of stock option modification accounting, to reduce diversity in practice and reduce cost and complexity regarding existing guidance. This update is effective for annual periods beginning after December 15, 2017.  Early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material effect on its consolidated financial statements.

In August 2016, the FASB issued “ASU” 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  This standard clarifies how specific cash receipts and cash payments are classified and presented in the statement of cash flows. This update is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company is assessing the impact of this new standard on its financial statements and has not yet selected a transition method.

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has also provided certain sales allowances of $0 and $0 as of September 30, 2017 and June 30, 2017, respectively.

5.	Inventories	●	Inventory consists of the following at September 30, 2017 and June 30 2017,

	September 30, 2017	June 30, 2017
Finished Goods	$73,145	$87,676
Packaging	8,189	8,189
TOTAL	$81,334	$95,865

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following at September 30, 2017 and June 30 2017,

	September 30, 2017	June 30, 2017
Vendor deposits	3,978	3,491
TOTAL	$3,978	$3,491

7.	Other Current Liabilities	●	Other current liabilities consist of the following at September 30, 2017 and June 30 2017,

	September 30, 2017	June 30, 2017
Accrued consulting fees – related party	$198,000	$180,000
TOTAL	198,000	180,000

8.	Notes Payable	●	Notes Payable consist of the following at September 30, 2017,

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

As previously disclosed, this note was assigned to a third party that is not affiliate with Black Forest during fiscal year 2017. At such time, the maturity date of the note was extended to June 30, 2018. On August 10, 2017, the Company entered into a Forbearance Agreement with SkyBridge Ventures LLC, whereby the date of conversion eligibility for a $35,000 note held by SkyBridge was changed from August 8, 2017 to September 12, 2017. In addition, the note became convertible at a price of 50% of the lowest trading price of the Company’s Common Stock during the twenty (20) trading days immediately prior to conversion.

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

On September 12, 2017 the Company successfully retired this convertible promissory note dated March, 16, 2017, in the original principal amount of $75,000.

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

During the first quarter of Fiscal Year 2018, this note was sold to another party who increased the value by $4,576 and extended the maturity to December 20th 2017. In addition, the discount was adjusted to 50% of the lowest trading price of the stock during the previous 20 trading days. On September 26, 2017, noteholder Eagle Equities converted $7,500 of principal and $30 of interest of an outstanding note to stock. The conversion was at a price of $.075 per share. 100,400 shares were issued to the noteholder in this transaction.

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

During the first quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $7,500 and extended the maturity to June 30th 2018. The Company also determined there was an additional beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of the sale of $95,000. The added BCF was included in additional paid in capital.

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

On July 31, 2017, the Company entered into a convertible promissory note a security purchase agreement dated July 31, 2017 and funded on August 1, 2017, in the amount of $100,000. The lender was Labrys Fund, LP. As part of this transaction, the Company issued Labrys a block of 400,650 “Commitment Shares”. These shares, although issued to Labrys, are to be returned to the Company should the Company pay off the note prior to the 6 month maturity date. In September of 2017, to facilitate the issuance of additional operating capital, the Company and Labrys agreed that Labrys shall be entitled to keep 100,000 of the 400,650 Commitment Shares in the event of a timely retirement of the debt. The notes have an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $100,000. The BCF was included in additional paid in capital.

On September 5, 2017 the Company entered into a convertible promissory note a security purchase agreement dated September 5, 2017 and funded on September 12, 2017, in the amount of $75,000. The lender was JSJ Investments, Inc. The notes have a maturity of June 5th 2018 and interest rate of 12% per annum and are convertible at a price of 55% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $75,000. The BCF was included in additional paid in capital.

On September 8, 2017, the Company entered into a convertible promissory note a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $222,750. The lender was Eagle Equities, LLC. The notes have a maturity of September 8th 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $222,750. The BCF was included in additional paid in capital.

On September 21, 2017, the Company entered into a convertible promissory note a security purchase agreement in the amount of $66,500. The lender was Labrys Fund, LP. The notes have a maturity date of March 21, 2018 and an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $66,500. The BCF was included in additional paid in capital.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of September 30, 2017:

Convertible notes payable as of June 30, 2017	$430,000
Convertible notes issued during quarter ended September 30, 2017	$464,250
Notes modified during quarter ended September 30, 2017	$7,046
Unamortized amortization of debt and beneficial conversion feature	(575,645)
Notes paid	(75,000)
Notes converted into shares of common stock	(7,500)
Balance at September 30, 2017	$244,151

9.	Derivative Liability

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

During the three month period ended September 30, 2017, the Company recorded a loss in fair value of derivative $102,919. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

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

	September 30, 2017	June 30, 2017
Bank loan	$2,500	$3,096
Total borrowings	2,500	3,096
Less: current portion	(2,500)	(3,096)
Long term debt	$-	$-

Interest expense for the three months ended September 30, 2017 and 2016, totaled $0 and $301, respectively.

11.	Capital Stock Activity	●	The Company has 31,259,967 and 29,724,432 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2017 and June 30, 2017 respectively.

		●	During the three months ended September 30, 2017 the Company issued 1,160,650 shares of common stock for services valued at $192,891, issued 264,085 shares of common stock for cash proceeds of $30,000, issued 100,400 shares in regards to debt being converted into stock valued at $7,500 and issued 10,000 shares of common stock valued at $2,730 as part of a loan agreement.

12.	Advances by Affiliates	●	On August 24, 2017, a shareholder loaned the company $10,000. As compensation for making this loan, the shareholder received 10,000 shares of Company common stock, and is entitled to $2,000 interest. This advance was secured by a promissory note from the company to the shareholder whereby the company has until February 24, 2018 to repay the principal and interest.

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $6,000 is reflected in professional fees for the three month period ended September 30, 2017 and reflected in the accrued expenses – related party with a balance of $198,000 and $180,000 at September 30, 2017 and June 30, 2017, respectively. To date, Mr. Folkson has not collected any payment against this accrued salary.

13.	Subsequent Events	●

In successful continuance of a debt consolidation initiative begun by the Company in September, 2017, the Company entered into two separate convertible promissory notes and security purchase agreements on November 6, 2017 with Eagle Equities LLC.  The first of the two transactions was for $48,647.  The second was for $45,551.  In each case, the use of proceeds was to allow the Company to consolidate existing debt by allowing Eagle Equities, LLC to acquire existing Company notes from third-party noteholders.  In each case, Eagle Equities, LLC paid the existing noteholders an amount equal to principal and interest on each of two notes. One note was originally for $80,000 for which Eagle paid $84,603, and the other was originally for $75,000 for which Eagle paid $79,216. The Company was not a party to either of these transactions. These transactions were reported in a Form 8-K filed on November 9, 2017.

		●	On November 3, 2017, the Company entered into a three-month consulting agreement with Regal Consulting for corporate communications services valued at $20,000 monthly. Regal will be compensated $10,000 in cash monthly for services provided. In addition, the Company has issued Regal a six month note for $30,000, which the Company may prepay at any time. Should the note not be repaid after 180 days, Regal shall have the option to convert the debt to equity at a discount to the then market price.

		●	On November 3, 2017, the Company entered into a Marketing and Media Agreement with A.S. Austin, whereby the Company shall receive a national TV campaign in exchange for 500,000 shares of restricted common stock. This Agreement contains provisions which guarantee the Company receives 10,000 television commercial airings on cable networks across the United States. Should the guarantee not be met, shares proportional to any delivery shortfall will be returned to the Company. In addition, the restricted shares issued as compensation have a guaranteed value of not less than $50,000, the number of shares will be adjusted if needed.

		●	On November 7, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 7, 2017. The SPA was for a total of $315,000, consisting of four tranches of funding, each equal to $78,750. The parties closed on the first tranche. There can be no assurance that the Company will receive any further tranches.

		●	On October 16, 2017, noteholder Eagle Equities, LLC converted $10,084 of principal and interest of an outstanding note to stock. 161,351 shares were issued to the noteholder in this transaction.

		●	On November 1, 2017, noteholder Eagle Equities, LLC converted $10,120 of principal and interest of an outstanding note to stock. 361,429 shares were issued to the noteholder in this transaction.

		●	On November 13, 2017, noteholder SkyBridge Ventures LLC converted $7,500 of principal of an outstanding note to stock. 267,857 shares were issued to the noteholder in this transaction.

		●	On November 13, noteholder Eagle Equities, LLC converted $10,147 of principal and interest of an outstanding note to stock. 362,381 shares were issued to the noteholder in this transaction.

		●	On November 15, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 15, 2017. The SPA was for a total of $150,000, consisting of two tranches of funding, each equal to $75,000. The parties closed on the first tranche. There can be no assurance that the Company will receive any further tranches.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management believes consumer demand exists for better nighttime snacking options, and that a new consumer category consisting of nighttime specific snacks will emerge in the coming years. This belief is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond.

It is estimated that over $50B is spent annually in the United States on snacks that are consumed between dinner and bed. Company management believes that a significant percentage of that consumer spend will move from conventional snacks to nighttime specific snacks in coming years.

The Company is currently evaluating opportunities to offer snacks containing cannabidiol (also known as CBD). CBD is widely understood and accepted to help promote better sleep and also reduce anxiety. The Company believes introducing CBD snacks could possibly accelerate revenue growth and shorten the time to profitability.

A NightFood Scientific Advisory Board was recently established. The first member of this advisory board is Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits.

In September of 2017, the Company launched the new NightFood.com website. Designed and managed by NightFood E-commerce partner Common Thread Collective, and run on the Shopify platform, the new site is both informational and transactional in nature. This site is the centerpiece of the E-commerce launch the Company is conducting and will soon carry video content to support communication of NightFood brand messaging and drive incremental transactions.

The Company has reported record-breaking monthly direct-to-consumer revenues in three of the past 4 months, with the lone exception being September as that was the month of the relaunch.

DEVELOPMENT PLANS

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016.

For the three months ended September 30, 2017 and September 30, 2016 we had revenues of $36,442 and $2,464 respectively and incurred an operating loss of $ 332,704 and $68,866 respectively. These increases were largely attributable to one-time consulting fees, as two long time Company consultants were issued restricted shares subject to certain lock-up provisions valued at $135,000 during the three month period, as well as expenses related to being a public company and investor relations

Inventory

As of September 30, 2017, we had approximately $81,334 worth of product and packaging in inventory, compared to $95,865 worth of product in inventory as of June 30, 2017.

Operating Expenses

Operating expenses increased by $297,816 for the three month period ended September 30, 2017, from $71,330 for the three month period ended September 30, 2016. The increase was primarily due to an increase in consulting fees as two long time Company consultants were issued restricted shares subject to certain lock-up provisions. At the time of issuance, the shares were valued at $.15 and $.24 respectively. In addition, the Company had an increase in expenditures related to investor relations and corporate communications from previous quarters.

Customers

For the three month period ending September 30, 2017, the majority of revenues resulted from sales of NightFood direct to consumer through Amazon’s Fulfilled by Amazon program.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had cash on hand of $65,528 and inventory value of $81,334.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with the continued revenue increases, will enable us to achieve successful financings to continue our growth. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

Since our inception, we have sustained operating losses. During the three months ended September 30 2017, we incurred a net loss of $979,774 compared to $74,167 for the three months ended September 30, 2016. This loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the three months ended September 30, 2017, net cash used in operating activities was $384,499 compared to $5,003 for the nine months ended September 30, 2016.

During the three months ended September 30, 2017, net cash aggregating $435,701 was provided by financing activities.

From our inception in January 2010 through September 30, 2017, we have generated an accumulated deficit of approximately $4,360,995, compared to $3,381,221 from inception through June 30, 2016. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next two to three quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

As of February 8, 2017, we entered into two agreements with Black Forest, an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”). The two agreements were filed as exhibits to the Registrant’s Current Report on Form 8-K dated February 8, 2017, and this Registration Statement is being filed in order for us to fulfill our obligations under the RRA. The following summary is qualified in its entirety by reference to such exhibits to our Form 8-K. On August 24, 2017, the Company issued its first and, to date, only “put notice” to Black Forest and delivered Black Forest 264,085 shares of common stock in exchange for $30,000. On October 23, 2017, we were advised that our stock has been moved from the OTCQB to the OTCPink marketplace. We may not utilize the EPA facility during the time quoted on the OTCPink. The Company does not believe the change in OTC Market tiers will have any material positive or negative impact on Company operations. If, after 90 days, the Company determines that there is incremental value in being listed on the OTCQB, it is possible that another tier change could occur at that time. Accordingly, future utilization of the EPA is uncertain.

During calendar 2017, through the date of this filing, the Company entered into convertible promissory notes with several lenders totaling approximately $1,100,000 Among these notes were promissory notes totaling $120,000 with Black Forest which notes have been assigned to a third party that is not affiliated with Black Forest. During the past several months, the Company has successfully consolidated most of its outstanding notes with a single investor who, although there is no written commitment to do so, management believes will continue to provide funding for operations.

The agreements with Black Forest required us to file a registration statement for the common stock underlying the EPA. Subject to various limitations set forth in the EPA, Black Forest, after effectiveness of such registration statement, will be required to purchase up to $5,000,000 worth of our common stock at a price equal to 85% of the market price as determined under the EPA. The EPA provides for volume limitations on the amount of shares that Black Forest must purchase at any time and provides that we will be paid for the common stock upon electronic delivery of the shares to Black Forest. To date we have raised a net of $28,260.50 through the EPA. No assurance can be given as to the total amount we will raise through the EPA.

We intend to rely on the sale of stock in private placements, and the issuance of more debt, to fund our operations. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

We have entered into other notes as disclosed on our Current Reports on Form 8-K filed on September 20, 2017, and in our Annual Report on Form 10K, filed on October 3, 2017.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended September 30, 2017.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: November 16, 2017	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

