Form 10-Q
period 2017-12-31
NightFood Holdings, Inc.
filed 2018-02-16
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 15, 2018, the registrant had outstanding 38,244,520 shares of common stock.

NightFood Holdings, Inc.

Financial Statements

For the three and six months ended December 31, 2017 and December 31, 2016

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2017 (Unaudited) and June 30, 2017	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2017 and 2016	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2017 and 2016	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-15

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS

Current assets :
Cash	$12,322	$14,326
Accounts receivable (net of allowance of $0 and $0, respectively)	321	382
Inventory	10,115	95,865
Other current assets	74,968	3,491
Total current assets	97,726	114,064

Total assets	$97,726	$114,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$229,897	$205,961
Accrued expense-related party	192,000	180,000
Convertible notes payable – net of discount	418,992	151,020
Fair value of derivative liabilities	1,016,453	44,022
Short-term borrowings	2,000	3.096
Advance from shareholders	11,795	995
Total current liabilities	1,871,137	585.094

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 35,368,758 issued and outstanding as of December 31, 2017 and 29,724,432 outstanding as of June 30, 2017, respectively)	35,369	29,724
Additional paid in capital	3,790,954	2,880,467
Accumulated deficit	(5,599,734)	(3,381,221)
Total stockholders’ deficit	(1,773,411)	(471,030)
Total Liabilities and Stockholders’ Deficit	$97,726	$114,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended December 31, 2017	For the six months ended December 31, 2016	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Revenues	$108,726	$10,507	$72,284	$8,043

Operating expenses
Cost of product sold	85,429	15,246	59,403	3,145
Advertising and promotional	102,372	1,058	60,548	438
Selling, general and administrative	315,984	18,031	172,644	5,755
Professional Fees	472,782	129,372	215,542	83,040
Total operating expenses	976,567	163,707	508,137	92,378

Loss from operations	(867,841)	(153,200)	(435,853)	(84,335)

Interest expense – bank debt	-	338	-	37
Interest expense - shareholder	3,988	5,000	1,257	-
Change in derivative liability	250,465	-	147,546	-
Interest expense - other	444,441	-	190,936	-
Other expense	651,778	-	463,146	-
Total other expense	1,350,672	5,338	802,885	37

Provision for income tax	-	-	-	-

Net loss	$(2,218,513)	$(158,538)	$(1,238,738)	$(84,372)

Basic and diluted net loss per common share	$(0.07)	$(0.01)	$(0.04)	$(0.00)

Weighted average shares of capital outstanding – basic and diluted	31,846,459	28,552,706	33,172,996	28,585,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31, 2017	For the six months ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,218,513)	$(158,538)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	260,156	51,500
Stock issued for conversion of debt	117,000	-
Stock issued as part of loan agreement	3,988	5,000
Amortization of debt discount and deferred financing fees	679,714	-
Change in derivative liability	250,465	-
Change decrease in accounts receivable	61	(9,677)
Change in inventory	85,750	11,611
Change in other current assets	(71,475)	1,400
Change in accounts payable	23,937	33,071
Change in accrued expenses	12,000	36,000
Net cash used in operating activities	(856,917)	(29,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	36,117	10,000
Proceeds from the issuance of debt-net	884,093	-
Advance from shareholders	10,800	21,984
Advance from related party	-	28
Repayment of short-term debt	(1,096)	(1,464)
Repayment of related party advance	-	(1,000)
Repayment of convertible debt	(75,000)	-
Net cash provided by financing activities	854,914	29,548

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,004)	(86)

Cash and cash equivalents, beginning of period	14,326	5,481
Cash and cash equivalents, end of period	$12,322	$5,396

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$30	$301
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$871,755	$-
Value of embedded derivative liabilities	$101,511	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) months ended December 31, 2017 and 2016, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2017 and 2016, respectively, which are included in the Company’s June 30, 2017 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 3, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended December 31, 2017 are not necessarily indicative of results for the entire year ending June 30, 2018.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $102,372 and $1,058 for the six months ended December 31, 2017 and 2016, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2017 and June 30, 2017, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Customer Concentration	●	During the six months ended December 31, 2017, the Company did not have any one customer account for more than 10% of the revenue volume. During the three months ended December 31, 2016, two customers, accounted for approximately 90% of revenues.

Receivables Concentration	●	As of December 31, 2017, the Company had accounts receivable totaling $321, with one customer. That entire balance remains outstanding as of the time of this filing.

Income Per Share	●	Net income per share data for both the six-month periods ending December 31, 2017 and 2016 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of December 31, 2017, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●

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

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for December 31, 2017 and June 30, 2017, respectively.

5.	Inventories	●	Inventory consists of the following at December 31, 2017 and June 30 2017,

	December 31, 2017	June 30, 2017
Finished Goods	$10,115	$87,676
Packaging	-	8,189
TOTAL	$10,115	$95,865

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following at December 31, 2017 and June 30 2017,

	December 31, 2017	June 30, 2017
Vendor deposits - Bars	52,416	-
Vendor deposits - Packaging	18,402	-
Vendor deposits - Other	4,150	3,491
TOTAL	$74,968	$3,491

7.	Other Current Liabilities	●	Other current liabilities consist of the following at December 31, 2017 and June 30 2017,

	December 31, 2017	June 30, 2017
Accrued consulting fees – related party	$192,000	$180,000
TOTAL	192,000	180,000

8.	Notes Payable	●	Notes Payable consist of the following at December 31, 2017,

On February 8, 2017 the Company issued $32,500 in convertible notes to an investor group. The notes have a maturity of six (6) months and interest rate of 8% per annum and are convertible at a price of 80% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $6,751.

As previously disclosed, this note was assigned to a third party that is not affiliate with Black Forest during fiscal year 2017. At such time, the maturity date of the note was extended to June 30, 2018. On August 10, 2017, the Company entered into a Forbearance Agreement with SkyBridge Ventures LLC, whereby the date of conversion eligibility for a $35,000 note held by SkyBridge was changed from August 8, 2017 to September 12, 2017. In addition, the note became convertible at a price of 50% of the lowest trading price of the Company’s Common Stock during the twenty (20) trading days immediately prior to conversion. During the quarter there were several conversions of this note into common stock ranging between $0.03 to $0.04 per share leaving a balance as of December 31, 2017 of $10,500.

On March 16, 2017 the Company issued $75,000 in convertible notes to an investor group. The notes have a maturity of one (1) year and interest rate of 12% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price.

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

During the first quarter of Fiscal Year 2018, this note was sold to another party who increased the value by $4,576 and extended the maturity to December 20, 2017. In addition, the discount was adjusted to 50% of the lowest trading price of the stock during the previous 20 trading days. During the quarter there were several conversions of this note into common stock ranging between $0.03 to $0.06 per share leaving a balance as of December 31, 2017 of $2,076.

On March 23, 2017 the Company issued $87,500 in convertible notes to an investor group. The notes have a maturity of six (6) months and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $37,058.

During the first quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $7,500 and extended the maturity to June 30, 2018. The Company also determined there was an additional beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of the sale of $95,000. The added BCF was included in additional paid in capital.

On May 10, 2017 the Company issued $80,000 in convertible notes to an investor group. The notes have a maturity of nine (9) months and interest rate of 12% per annum and are convertible at a price of 60% of the average of the two lowest trade prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $48,123.

During the second quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $4,602.74 and extended the maturity to November 6, 2018. The conversion rate was reduced to 50%, look-back date changed from twenty-five days to Twenty and the interest rate was reduced to 8%. In addition the Company paid approximately $42,000 as consideration for this transfer.

On May 16, 2017 the Company issued $75,000 in convertible notes to an investor group. The notes have a maturity of one (1) year and interest rate of 12% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $45,560.

During the second quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $4,216.44 and extended the maturity to November 6th, 2018. The conversion rate was reduced to 50%, look-back date changed from twenty-five days to Twenty and the interest rate was reduced to 8%. In addition the Company paid approximately $40,000 as consideration for this transfer.

On July 31, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated July 31, 2017 and funded on August 1, 2017, in the amount of $100,000. The lender was Labrys Fund, LP. As part of this transaction, the Company issued Labrys a block of 400,650 “Commitment Shares”. These shares, although issued to Labrys, are to be returned to the Company should the Company pay off the note prior to the 6 month maturity date. In September of 2017, to facilitate the issuance of additional operating capital, the Company and Labrys agreed that Labrys shall be entitled to keep 100,000 of the 400,650 Commitment Shares in the event of a timely retirement of the debt. The notes have an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $100,000. The BCF was included in additional paid in capital.

On September 5, 2017 the Company entered into a convertible promissory note and a security purchase agreement dated September 5, 2017 and funded on September 12, 2017, in the amount of $75,000. The lender was JSJ Investments, Inc. The notes have a maturity of June 5, 2018 and interest rate of 12% per annum and are convertible at a price of 55% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $42,857.

On September 8, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $222,750. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $153,179.

On September 21, 2017, the Company entered into a convertible promissory note and a security purchase agreement in the amount of $66,500. The lender was Labrys Fund, LP. The notes have a maturity date of March 21, 2018 and an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $29,392.

On October 18, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated October 18, 2017, in the amount of $52,500. The lender was Eagle Equities, LLC. The notes have a maturity of October 18, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $41,856.

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

The convertible promissory note a security purchase agreement in the amount of $30,000. The notes have a maturity date of May 3, 2018 and an interest rate of 10% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion or $0.11 whichever is lower. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $20,333.

On November 6th, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $48,647. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $41,317.

On November 6th, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $45,551. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $38,687.

On November 7, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 7, 2017. The SPA was for a total of $315,000, consisting of four tranches of funding, each equal to $78,750. The parties closed on the first tranche. There can be no assurance that the Company will receive any further tranches.

On November 7, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 7, 2017, in the amount of $78,750. The lender was Adar Bay, LLC. The notes have a maturity of November 7, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $65,548.

On November 15, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 15, 2017. The SPA was for a total of $150,000, consisting of two tranches of funding, each equal to $75,000. The parties closed on the first tranche. There can be no assurance that the Company will receive any further tranches.

On November 15, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $67,284.

On December 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement in the amount of $56,000. The lender was Labrys Fund, LP. The notes have a maturity date of June 6, 2018 and an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2017, the BCF was $48,308.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of December 31, 2017:

Convertible notes payable issued as of June 30, 2017	$430,000
Convertible notes payable issued as of December 31, 2017	$884,093
Unamortized amortization of debt and beneficial conversion feature	(703,101)
Notes paid	(75,000)
Notes converted into shares of common stock	(117,000)
Balance at December 31, 2017	$418,992

9.	Derivative Liability

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

During the six month period ended December 31, 2017, the Company recorded a loss in fair value of derivative $1,016,453. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

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

	December 31, 2017	June 30, 2017
Bank loan	$2,000	$3,096
Total borrowings	2,000	3,096
Less: current portion	(2,000)	(3,096)
Long term debt	$-	$-

Interest expense for the three months ended December 31, 2017 and 2016, totaled $0 and $338, respectively.

11.	Capital Stock Activity	●	The Company has 35,368,758 and 29,724,432 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2017 and June 30, 2017 respectively.

●

During the six months ended December 31, 2017 the Company issued 1,801,150 shares of common stock for services valued at $260,156, issued 264,085 shares of common stock for cash proceeds of $30,000, issued 3,527,543 shares in regards to debt being converted into stock valued at $117,000 and issued 51,548 shares of common stock valued at $3,988 as part of a loan agreement and payment of interest as part of the debt conversion.

12.	Advances by Affiliates	●	On August 24, 2017, a shareholder loaned the company $10,000. As compensation for making this loan, the shareholder received 10,000 shares of Company common stock, and is entitled to $2,000 interest. This advance was secured by a promissory note from the company to the shareholder whereby the company has until February 24, 2018 to repay the principal and interest.

●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $6,000 is reflected in professional fees for the three month period ended December 31, 2017 and reflected in the accrued expenses – related party with a balance of $192,000 and $180,000 at December 31, 2017 and June 30, 2017, respectively.

On December 8, 2017, Mr. Folkson acquired Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which will result in a reduction in the accrued consulting fees due him by $12,000. In addition, during the quarter ended December 31, 2017, Folkson had been paid $12,000 against his total accrued balance to date.

13.	Subsequent Events	●

On January 31, the Registrant received proceeds of $200,000 in conjunction with a promissory note from, and a Securities Purchase Agreement with, Eagle Equities entered into on September 8, 2017. The note has a maturity date of September 8, 2018, a face value of $210,000 and carries an 8% interest rate. Should the Note not be paid in full prior to maturity, any remaining balance would be convertible into the Registrant’s common stock at a discount to market. The foregoing is only a summary of the terms of the note which is included as an exhibit to this report.

The proceeds will be used to fund production of NightFood inventory, development of the Half-Baked line of snacks, and ongoing NGTF operating expenses.

		●	On January, 19, 2018, the Registrant donated product valued at approximately $24,000, to Rock and Wrap It Up!, a non-profit organization formed in 1990, dedicated to addressing the issues of hunger and poverty in America. The donated product was distributed to over one dozen local shelters and community centers to help them feed the hungry. The Registrant has committed to making further donations to this charitable organization which will allow them to facilitate monthly “NightFood Nights” as part of their providing regular meals to homeless persons. Management believes that the goodwill generated by donations such as this one of short-dated inventory to Rock and Wrap It Up! will prove beneficial to our business and our shareholders.

		●	On January 25, 2018, the Company successfully filed its application with the United States Patent and Trademark Office for the U.S. Trademark “Half-Baked” for the line of snacks currently under development by NGTF subsidiary, MJ Munchies, Inc.

		●	On January 30, 2018, the Company entered into a product development agreement with Abunda Foods, whereby Abunda will drive the development of new Half-Baked snack products intended to be marketed online and in dispensaries throughout the country. Abunda is controlled by NGTF shareholder Peter Leighton. Abunda, and Leighton, have a long history of success in consumer snack product development, having successfully done product development work for clients such as Tiger’s Milk, Cascadian Farm, and National Beverage Corp.

●	On February 3, 2018, the Registrant entered into a six month Consulting Agreement with Regal Consulting for corporate communications services. The Registrant had entered a three month agreement with Regal on November 3, 2017 for similar services, and has chosen to extend the engagement with Regal to continue to raise investor awareness for NGTF. Compensation to Regal includes $10,000 per month in cash, and a $200,000 six-month convertible promissory note.

●	On February 2, 2018, the Company entered into an agreement for services with internet marketing expert Gregory Getner and The Getner Group, LLC. The agreement called for compensation over the first three months of $22,400 in cash, and 40,000 shares of common stock. Getner can earn additional equity bonuses over the remainder of the twelve month agreement by reaching certain sales metrics on the NightFood.com website.

●

On January 10, 2018, the Registrant entered into “Lock Up” Agreements with its two largest shareholders. Sean Folkson, owner of 16,433,568 shares, and Peter Leighton, owner of 4,000,000 shares, have both agreed to not transfer, sell, or otherwise dispose of any shares of their NGTF stock during the next twelve months.

As part of this agreement, Leighton received warrants to acquire 100,000 shares of NGTF common stock at an exercise price of $.30 per share. Folkson received warrants to acquire 400,000 shares of NGTF common stock at an exercise price of $.30 per share. All warrants carry a similar twelve month term and a cashless provision, and will expire if not exercised within the twelve month term.

●	On February 1, 2018, the Company made a payment of $12,000 to fully retire a $10,000 promissory note held by shareholder Richard Faraci since August of 2017.

●	On February 14, 2018, the Registrant formally terminated an Agreement dated November 26, 2016 by and among the Registrant, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Agreement was previously filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2016.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as well as the other information set forth herein.

OVERVIEW

NightFood Holdings runs two distinct operating companies, each serving a different market segment with different products.

MJ Munchies, Inc. is a Nevada corporation formed in January of 2018 to exploit legally compliant opportunities in the CBD and marijuana edibles and related spaces. The Company intends to market some of these new products under the brand name “Half-Baked”. As this subsidiary was created subsequent to the end of the current reporting period, which concluded on December 31, 2017, its operations have no impact on the financial statements contained herein.

Since inception, MJ Munchies has applied for U.S. Trademark protection for its brand of Half-Baked snacks, currently under development. In addition, the Company has entered into a product development agreement with Abunda Foods, controlled by NGTF shareholder Peter Leighton, whereby Abunda will drive the development of new Half-Baked snack products intended to be marketed online and in dispensaries throughout the country. Abunda, and Leighton, have a long history of success in consumer snack product development, having successfully done product development work for clients such as Tiger’s Milk, Cascadian Farm, and National Beverage Corp.

NightFood, Inc. is a snack company focused on manufacturing and distribution of nutritional/snack foods that are appropriate for evening snacking. NightFood’s first product is the NightFood nutrition bar, currently available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch).

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

NightFood has recently reported significant growth in direct-to-consumer sales through the NightFood.com website and Amazon.

DEVELOPMENT PLANS

The NightFood brand continues to focus on online revenue growth at this time. NightFood intends to launch gluten-free versions of NightFood nutrition bars during 2018. It is also expected that additional flavors will be launched in a similar timeframe. Towards the end of calendar 2018, with new flavors available, and what is expected to be a healthy revenue base, the Company intends to begin revisiting a retail rollout for NightFood bars.

The Company is also working towards the launch of NightFood ice cream in the latter half of 2018. A major regional ice cream distributor is prepared to bring the NightFood ice cream line to market, provided the product meets certain taste and nutritional standards, which we’re confident it will.

NightFood also intends to add one to two new members to its Scientific Advisory Board in the coming months to help ensure NightFood products are able to deliver on their brand promise, and establish additional credibility with consumers, the media, and retail buyers.

MJ Munchies continues to advance the Half-Baked snack line through product R&D and its various industry relationships. Developments are occurring rapidly, as the Company recently announced it had completed U.S. Trademark application for the brand name Half-Baked as it relates to various packaged snacks and baked goods. In addition, the Company has secured the domain name HalfBaked.com. We believe this trademark and domain will prove to be very valuable in the coming months and years, as the market for all things related to cannabis and marijuana continues to develop and mature.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED

December 31, 2017 and December 31, 2016.

For the three months ended December 31, 2017 and December 31, 2016 we had revenues of $72,284 and $8,043 respectively and incurred an operating loss of $1,238,738 and $84,372 respectively. The revenue increases were the result of a Company focus on direct to consumer sales through the new NightFood.com website and having NightFood products listed on Amazon. A result of this increase in sales is an increase on cost of goods sold from $3,145 for the three months ending December 31, 2016 to $59,403 for the three months ending December 31, 2017. As part of the direct-to-consumer initiative, the Company chose to increase spending on advertising and related expenses, resulting in an increase from $438 for the three months ending December 31, 2016 to $60,548 for the three months ending December 31, 2017. SG&A increased from $5,755 for the three months ending December 31, 2016 to $172,644 for the three months ending December 31, 2017, and this increase was largely attributable to the buildout and completion of the new NightFood.com website and video assets, along with an increase in investor relations activities. Professional fees increased from $83,040 for the three months ending December 31, 2016 to $215,524 for the three months ending December 31, 2017, with much of this increase resulting from expenses relating to capital raises to fund operations and refinance of preexisting Company debt. For the three months ended December 31, 2017 compared to the three months ended December 31, 2016, we also experienced increases in derivative liabilities (from $0 to $147,546) and interest expense (from $0 to $190,936). For the three months ended December 31, 2017, the Company recorded other expenses of $463,146 compared to $0 for the three months ended December 31, 2016. These other expenses consist of non-cash items primarily of $463,146 in amortization of debt discount and deferred financing fees. These are all a direct result of the Company tapping into available sources of capital to begin on the path of significant revenue growth and investor awareness. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital in the form of more favorable terms from existing investors, and allow the Company to grow the NightFood brand and revenues in a meaningful way, ultimately increasing shareholder value.

For the six months ended December 31, 2017 and December 31, 2016 we had revenues of $108,726 and $10,507 respectively and incurred an operating loss of $2,218,513 and $158,538 respectively. The revenue increases were the result of a Company focus on direct to consumer sales through the new NightFood.com website and having NightFood products listed on Amazon. A result of this increase in sales is an increase on cost of goods sold from $15,246 for the six months ending December 31, 2016 to $85,429 for the six months ending December 31, 2017. As part of the direct-to-consumer initiative, the Company chose to increase spending on advertising and related expenses, resulting in an increase from $1,058 for the six months ending December 31, 2016 to $102,372 for the six months ending December 31, 2017. SG&A increased from $18,031 for the six months ending December 31, 2016 to $315,984 for the six months ending December 31, 2017, and this increase was largely attributable to the buildout and completion of the new NightFood.com website and video assets, along with an increase in investor relations activities. Professional fees increased from $129,372 for the six months ending December 31, 2016 to $472,782 for the six months ending December 31, 2017, with much of this increase resulting from expenses relating to capital raises to fund operations and refinance of preexisting Company debt. For the six months ended December 31, 2017 compared to the six months ended December 31, 2016, we also experienced increases in derivative liabilities (from $0 to $250,465) and interest expense (from $0 to $444,441). For the six months ended December 31, 2017, the Company recorded other expenses of $651,778 compared to $0 for the six months ended December 31, 2016. These other expenses consist of non-cash items primarily of $679,714 in amortization of debt discount and deferred financing fees and a credit of $27,936. These are all a direct result of the Company tapping into available sources of capital to begin on the path of significant revenue growth and investor awareness. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital in the form of more favorable terms from existing investors, and allow the Company to grow the NightFood brand and revenues in a meaningful way, ultimately increasing shareholder value.

Customers

For the three month period ending December 31, 2017, the majority of revenues resulted from sales of NightFood direct to consumer through the NightFood.com website and Amazon’s Fulfilled by Amazon program.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had cash on hand of $12,322 and inventory value of $10,115.

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

Since our inception, we have sustained operating losses. During the six months ended December 31, 2017, we incurred a net loss of $2,218,513 compared to $158,538 for the six months ended December 31, 2016. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the six months ended December 31, 2017, net cash used in operating activities was $856,918 compared to $29,633 for the six months ended December 31, 2016. The majority of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the six months ended December 31, 2017, net cash aggregating $854,914 was provided by financing activities. Much of this financing activity related to a restructuring of pre-existing debts, and consolidation of the majority of debt with a single investor at a lower interest rate and similar conversion terms.

From our inception in January 2010 through December 31, 2017, we have generated an accumulated deficit of approximately $5,599,734, compared to $3,381,221 from inception through June 30, 2017. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next two to three quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

On November 25, 2016, the company entered into a material definitive agreement. On that date, the company executed and delivered a Plan of Reorganization Including Option to Acquire (the “Plan”) by and among the Registrant, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Plan contemplates the Registrant acquiring an equity interest in and potentially merging Hook and its subsidiary Suffield with and into a wholly owned subsidiary of the Registrant. As of the date of this filing, the agreement has been formally terminated by the Registrant.

As of February 8, 2017, we entered into two agreements with Black Forest, an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”). The two agreements were filed as exhibits to the Registrant’s Current Report on Form 8-K dated February 8, 2017, and this Registration Statement is being filed in order for us to fulfill our obligations under the RRA. The following summary is qualified in its entirety by reference to such exhibits to our Form 8-K. On August 24, 2017, the Company issued its first and, to date, only “put notice” to Black Forest and delivered Black Forest 264,085 shares of common stock in exchange for $30,000. On October 23, 2017, we were advised that our stock has been moved from the OTCQB to the OTCPink marketplace. We may not utilize the EPA facility during the time quoted on the OTCPink. The Company does not believe the change in OTC Market tiers will have any material positive or negative impact on Company operations. If, the Company determines that there is incremental value in being listed on the OTCQB, it is possible that another tier change could occur in the future. Accordingly, future utilization of the EPA is uncertain.

During calendar 2017, through the date of this filing, the Company entered into convertible promissory notes with several lenders totaling approximately $1,600,000 Among these notes were promissory notes totaling $120,000 with Black Forest which notes have been assigned to a third party that is not affiliated with Black Forest. During the past several months, the Company has successfully consolidated most of its outstanding notes with a single investor who, although there is no written commitment to do so, management believes will continue to provide funding for operations.

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

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement is retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company has agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and will continue to accrue on a monthly basis until the company is in a position to pay Folkson. As of the date of this filing, three payments have been made to Folkson against this accrual.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended December 31, 2017.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: February 16, 2018	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)