Form 10-Q
period 2018-03-31
NightFood Holdings, Inc.
filed 2018-05-18
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 17, 2018, the registrant had outstanding 40,428,063 shares of common stock.

NightFood Holdings, Inc.

Financial Statements

For the three and nine months ended March 31, 2018 and March 31, 2017

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and June 30, 2017	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2018 and 2017	F-2
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2018 and 2017	F-3
Notes to Unaudited Condensed Consolidated Financial Statements	F-4 - F-16

1

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS

Current assets :
Cash	$8,298	$14,326
Accounts receivable (net of allowance of $0 and $0, respectively)	-	382
Inventory	125,851	95,865
Other current assets	2,322	3,491
Total current assets	136,471	114,064

Total assets	$136,471	$114,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$184,535	$205,961
Accrued expense-related party	198,000	180,000
Convertible notes payable – net of discount	534,540	151,020
Fair value of derivative liabilities	1,392,413	44,022
Short-term borrowings	1,600	3,096
Advance from shareholders	-	995
Total current liabilities	2,311,088	585.094

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 39,548,798 issued and outstanding as of March 31, 2018 and 29,724,432 outstanding as of June 30, 2017, respectively)	39,549	29,724
Additional paid in capital	4,745,370	2,880,467
Accumulated deficit	(6,959,536)	(3,381,221)
Total stockholders’ deficit	(2,174,617)	(471,030)
Total Liabilities and Stockholders’ Deficit	$136,471	$114,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended March 31, 2018	For the nine months ended March 31, 2017	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Revenues	$136,458	$23,605	$27,732	$13,098

Operating expenses
Cost of product sold	101,807	20,233	16,378	4,987
Advertising and promotional	132,831	8,002	30,459	6,944
Selling, general and administrative	441,545	79,661	125,561	61,630
Professional Fees	982,601	327,092	509,819	197,720
Total operating expenses	1,658,784	434,988	682,217	271,281

Loss from operations	(1,522,326)	(411,383)	(654,485)	(258,183)

Interest expense – bank debt	-	529	-	190
Interest expense - shareholder	9,517	5,500		500
Change in derivative liability	187,255	-	(63,210)	-
Interest expense - other	790,831	4,922	351,919	4,922
Other expense	1,068,386	-	416,608	-
Total other expense	2,055,989	10,951	705,317	5,612

Provision for income tax	-	-	-	-

Net loss	$(3,578,315)	$(422,334)	$(1,359,802)	$(263,795)

Basic and diluted net loss per common share	$(0.11)	$(0.01)	$(0.04)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	33,718,520	28,821,339	37,545,845	29,370,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2018	For the nine months ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,578,315)	$(422,334)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	476,900	141,800
Stock issued as part of loan agreement	9,517	5,000
Amortization of debt discount and deferred financing fees	1,499,255	4,922
Change in derivative liability	187,255	-
Change in accounts receivable	382	(2,980)
Change in inventory	(29,986)	18,145
Change in other current assets	1,170	1,400
Change in accounts payable	(21,425)	19,444
Change in accrued expenses	18,000	54,000
Net cash used in operating activities	(1,437,247)	(180,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	36,117	10,000
Proceeds from the issuance of debt-net	1,714,093	262,750
Advance from shareholders	10,800	21,984
Repayment to shareholders	-	(43,989)
Repayment of short-term debt	(1,496)	(2,089)
Repayment of related party advance	(11,795)	(1,000)
Repayment of convertible debt	(316,500)	-
Net cash provided by financing activities	1,431,219	247,656

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,028)	67,055

Cash and cash equivalents, beginning of period	14,326	5,481
Cash and cash equivalents, end of period	$8,298	$72,536

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$20,723	$1,029
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$1,559,886	$261,596
Value of embedded derivative liabilities	$522,722	$-
Stock issued for conversion of debt	$292,901	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	NightFood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of NightFood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by the subsidiary, NightFood, Inc. The Company’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) months ended March 31, 2018 and 2017, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2017 and 2016, respectively, which are included in the Company’s June 30, 2017 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 3, 2017. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) months ended March 31, 2018 are not necessarily indicative of results for the entire year ending June 30, 2018.

For comparability purposes, certain figures for the prior periods have been reclassified where appropriate to conform to the financial statement presentation used in current reporting period. These reclassifications had no effect on reported net loss.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $132,831 and $8,002 for the nine months ended March 31, 2018 and 2017, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2018 and June 30, 2017, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Stock-Based Compensation	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration	●	During the nine months ended March 31, 2018, the Company did not have any one customer account for more than 10% of the revenue volume.

Receivables Concentration	●	As of March 31, 2018, the Company did not have any open accounts receivable as it has shifted its focus to selling online.

Income Per Share	●	Net income per share data for both the nine-month periods ending March 31, 2018 and 2017 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of March 31, 2018, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements	●

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

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. The Company has received several tranches of capital from a friendly institutional investor, who has made a verbal commitment to continue to fund ongoing operations, as well as the development and launch of new products and intellectual property for Nightfood and MJ Munchies.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for March 31, 2018 and June 30, 2017, respectively.

5.	Inventories	●	Inventory consists of the following at March 31, 2018 and June 30 2017,

	March 31, 2018	June 30, 2017
Finished Goods	$122,758	$87,676
Packaging	3,093	8,189
TOTAL	$125,851	$95,865

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following at March 31, 2018 and June 30 2017,

	March 31, 2018	June 30, 2017
Vendor deposits - Other	2,322	3,491
TOTAL	$2,322	$3,491

7.	Other Current Liabilities	●	Other current liabilities consist of the following at March 31, 2018 and June 30 2017,

	March 31, 2018	June 30, 2017
Accrued consulting fees – related party	$198,000	$180,000
TOTAL	198,000	180,000

8.	Notes Payable	●	Notes Payable consist of the following at March 31, 2018,

On February 8, 2017 the Company issued $32,500 in convertible notes to an investor group. The notes have a maturity of nine (9) months and interest rate of 8% per annum and are convertible at a price of 80% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

As previously disclosed, this note was assigned to a third party that is not affiliate with Black Forest during fiscal year 2017. At such time, the maturity date of the note was extended to June 30, 2018. On August 10, 2017, the Company entered into a Forbearance Agreement with SkyBridge Ventures LLC, whereby the date of conversion eligibility for a $35,000 note held by SkyBridge was changed from August 8, 2017 to September 12, 2017. In addition, the note became convertible at a price of 50% of the lowest trading price of the Company’s Common Stock during the twenty (20) trading days immediately prior to conversion. During the quarter the remaining balance of this note was converted into stock at a conversion price of $.04505.

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

During the first quarter of Fiscal Year 2018, this note was sold to another party who increased the value by $4,576 and extended the maturity to December 20, 2017. In addition, the discount was adjusted to 50% of the lowest trading price of the stock during the previous 20 trading days. During the second quarter there were several conversions of this note into common stock ranging between $0.03 to $0.06 per share there continues to be a balance as of March 31, 2018 of $2,076.

On March 23, 2017 the Company issued $87,500 in convertible notes to an investor group. The notes have a maturity of nine (9) months and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

During the first quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $7,500 and extended the maturity to June 30, 2018. The Company also determined there was an additional beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of the sale of $95,000. The added BCF was included in additional paid in capital. During the third quarter the entire open balance of this note was converted into stock at a price of $0.04505 per share.

On May 10, 2017 the Company issued $80,000 in convertible notes to an investor group. The notes have a maturity of nine (9) months and interest rate of 12% per annum and are convertible at a price of 60% of the average of the two lowest trade prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

During the second quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $4,602.74 and extended the maturity to November 6, 2018. The conversion rate was reduced to 50%, look-back date changed from twenty-five days to Twenty and the interest rate was reduced to 8%. In addition the Company paid approximately $42,000 as consideration for this transfer. This balance of this note was converted into stock during the quarter at a price of $0.04505 per share.

On May 16, 2017 the Company issued $75,000 in convertible notes to an investor group. The notes have a maturity of one (1) year and interest rate of 12% per annum and are convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $32,333.

During the second quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $4,216.44 and extended the maturity to November 6th, 2018. The conversion rate was reduced to 50%, look-back date changed from twenty-five days to Twenty and the interest rate was reduced to 8%. In addition the Company paid approximately $40,000 as consideration for this transfer.

On July 31, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated July 31, 2017 and funded on August 1, 2017, in the amount of $100,000. The lender was Labrys Fund, LP. As part of this transaction, the Company issued Labrys a block of 400,650 “Commitment Shares”. These shares, although issued to Labrys, are to be returned to the Company should the Company pay off the note prior to the 6 month maturity date. In September of 2017, to facilitate the issuance of additional operating capital, the Company and Labrys agreed that Labrys shall be entitled to keep 100,000 of the 400,650 Commitment Shares in the event of a timely retirement of the debt. The notes have an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $100,000. The BCF was included in additional paid in capital. During the third quarter this note was paid off and Labrys returned 200,650 shares of stock to the Company in accordance with the original agreement.

On September 5, 2017 the Company entered into a convertible promissory note and a security purchase agreement dated September 5, 2017 and funded on September 12, 2017, in the amount of $75,000. The lender was JSJ Investments, Inc. The notes have a maturity of June 5, 2018 and interest rate of 12% per annum and are convertible at a price of 55% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. This Note was retired in March of 2018.

On September 8, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $222,750. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $98,254.

On September 21, 2017, the Company entered into a convertible promissory note and a security purchase agreement in the amount of $66,500. The lender was Labrys Fund, LP. The notes have a maturity date of March 21, 2018 and an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. During the third quarter this note was paid off.

On October 18, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated October 18, 2017, in the amount of $52,500. The lender was Eagle Equities, LLC. The notes have a maturity of October 18, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $28,911.

On November 3, 2017, the Company entered into a three-month consulting agreement with Regal Consulting for corporate communications services valued at $20,000 monthly. Regal will be compensated $10,000 in cash monthly for services provided. In addition, the Company issued Regal a nine month note for $30,000, which the Company may prepay at any time. Should the note not be repaid after 180 days, Regal shall have the option to convert the debt to equity at a discount to the then market price.

The note had a maturity date of May 3, 2018 and an interest rate of 10% per annum and was convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion or $0.11 whichever is lower. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $5,333.

On November 6th, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $48,647. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $29,321.

On November 6th, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $45,551. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $27,455.

On November 7, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 7, 2017. The SPA was for a total of $315,000, consisting of four tranches of funding, each equal to $78,750. The parties closed on the first tranche. There can be no assurance that the Company will receive any further tranches.

On November 7, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 7, 2017, in the amount of $78,750. The lender was Adar Bay, LLC. The notes have a maturity of November 7, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $47,813.

On November 15, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 15, 2017. The SPA was for a total of $150,000, consisting of two tranches of funding, each equal to $75,000. The parties closed on the first tranche. There can be no assurance that the Company will receive any further tranches.

On November 15, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $47,055.

On December 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement in the amount of $56,000. The lender was Labrys Fund, LP. The notes have a maturity date of June 6, 2018 and an interest rate of 12% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty-five (25) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $20,615.

On January 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated January 2, 2018, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $45,292.

On January 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated January 10, 2018, in the amount of $110,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 10, 2019 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $85,890.

On January 31, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated January 31, 2018, in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $153,682.

On February 3, 2018, the Company entered into a six-month consulting agreement with Regal Consulting for corporate communications services valued at $260,000 over this period of time. Regal will be compensated $10,000 in cash monthly for services provided, resulting in total cash payments of $60,000. In addition, the Company has issued Regal a six month note for $200,000, which the Company may prepay at any time. Should the note not be repaid after 180 days, Regal shall have the option to convert the debt to equity at a discount to the then market price.

The convertible promissory note a security purchase agreement in the amount of $200,000. The notes have a maturity date of August 3, 2018 and an interest rate of 10% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion or $0.44 whichever is lower. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $137,363.

On March 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $66,570.

On March 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $54,200.

On March 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $115,000. The lender was Eagle Equities, LLC. The notes have a maturity of March 2, 2019 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2018, the BCF was $105,863.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of March 31, 2018:

Convertible notes payable issued as of June 30, 2017	$430,000
Convertible notes payable issued as of March 31, 2018	$1,714,093
Unamortized amortization of debt and beneficial conversion feature	(1,100,152)
Notes paid	(216,500)
Notes converted into shares of common stock	(292,901)
Balance at March 31, 2018	$534,540

9.	Derivative Liability

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

During the nine month period ended March 31, 2018, the Company recorded a loss in fair value of derivative $1,068,386. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

10.	Short and long term Borrowings	●	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and carried an 8.25% interest rate, through the Third Quarter of our 2018 fiscal year. Monthly principal payments are required during this 84 month period.

	March 31, 2018	June 30, 2017
Bank loan	$1,600	$3,096
Total borrowings	1,600	3,096
Less: current portion	(1,600)	(3,096)
Long term debt	$-	$-

Interest expense for the nine months ended March 31, 2018 and 2017, totaled $0 and $529, respectively.

11.	Capital Stock Activity	●	The Company has 39,548,798 and 29,724,432 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2018 and June 30, 2017 respectively.

		●	During the nine months ended March 31, 2018 the Company issued 2,465,500 shares of common stock for services valued at $476,900, issued 264,085 shares of common stock for cash proceeds of $30,000, issued 6,925,180 shares in regards to debt being converted into stock valued at $292,901 and issued 79,201 shares of common stock valued at $9,517 as part of a loan agreement and payment of interest as part of the debt conversion.

12.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. The 500,000 warrants shown below at an exercise price of $.15 have not yet vested. These warrants were issued as compensation for a four-year advisory agreement. Should the advisor complete the entire term of the engagement, 150,000 warrants will vest on July 24, 2018, another 150,000 on July 24, 2019, another 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021.

	Outstanding at			Outstanding
Exercise Price	June 30, 2017	Issued in 2018	Expired	March 31, 2018
$0.15	-	500,000	-	500,000
$0.20	-	105,000	-	105,000
$0.30	-	500,000	-	500,000
$0.75	300,000	-	-	300,000
	300,000	1,105,000	-	1,405,000

13.	Commitments and Contingencies:

The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four year Advisor Agreement of 500,000 warrants with an exercise price of $.15. Should the advisor complete the entire term of the engagement, 150,000 warrants will vest on July 24, 2018, another 150,000 on July 24, 2019, another 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021.

Additional Consulting agreements call for two Individual Consultants to receive cash and stock bonuses for directly assisting the Company in hitting certain operational milestones, such as national television publicity, achieving revenues of $500,000 monthly, $1,000,000 monthly, and $3,000,000 quarterly.

14.	Advances by Affiliates	●	On August 24, 2017, a shareholder loaned the company $10,000. As compensation for making this loan, the shareholder received 10,000 shares of Company common stock, and is entitled to $2,000 interest. This advance was secured by a promissory note from the company to the shareholder whereby the company has until February 24, 2018 to repay the principal and interest. This advance was paid off during the quarter.

●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $6,000 is reflected in professional fees for the three month period ended March 31, 2018 and reflected in the accrued expenses – related party with a balance of $198,000 and $180,000 at March 31, 2018 and June 30, 2017, respectively.

On December 8, 2017, Mr. Folkson acquired Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which will result in a reduction in the accrued consulting fees due him by $12,000. In addition, during the nine months ended March 31, 2018, Folkson had been paid $36,000 against his total accrued balance to date.

15.	Subsequent Events	●

On April 10, 2018, the Registrant received proceeds of $60,000 in conjunction with a promissory note from, and a Securities Purchase Agreement with, Eagle Equities entered into on April 10, 2018. The note has a maturity date of April 10, 2019, a face value of $62,500 and carries an 8% interest rate. Should the Note not be paid in full prior to maturity, any remaining balance would be convertible into the Registrant’s common stock at a discount to market.

The proceeds will be used to fund continued development of the Half-Baked line of non-THC snacks, the development and distribution of a Half-Baked line of THC-infused snacks, scaling online Nightfood revenue, and ongoing NGTF operating expenses.

●

In continuance of a debt consolidation initiative begun by the Company in September, 2017, On April 30, 2018, the Registrant received proceeds of $216,000 in conjunction with a promissory note from, and a Securities Purchase Agreement with, Eagle Equities entered into on April 30, 2018. The note has a maturity date of April 30, 2019, a face value of $225,000 and carries an 8% interest rate. Should the Note not be paid in full prior to maturity, any remaining balance would be convertible into the Registrant’s common stock at a discount to market.

Management believes this debt consolidation practice is beneficial to all shareholders in both the short and the long term. $113,277.50 of these Notes was used to fully retire a previously existing $78,750 convertible note with 8% interest, and a maturity date of May 7, 2018. $39,000 of these Notes was used to fully retire a previously existing $30,000 convertible note with 10% interest, and a maturity date of May 3, 2018. The balance of the note will be used for operating capital to initiate development of Nightfood ice cream, continue to scale the online Nightfood nutrition bar business, and to fund development of MJ Munchies initiatives.

		●	During April, 2018, noteholder Eagle Equities, LLC converted $134,484 of principal and interest of outstanding notes to stock. 1,494,265 shares were issued to the noteholder in these transactions

		●	In May, 2018, the Company issued a total of 390,000 shares of common stock to four individual consultants in conjunction with various consulting and settlement agreements As compensation for services past and future, a total of 390,000 new shares were issued, and 40,000 previously issued unrestricted shares were retired.

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

MJ Munchies, Inc. is a Nevada corporation formed in January of 2018 to exploit legally compliant opportunities in the CBD and marijuana edibles and related spaces. The Company intends to market some of these new products under the brand name “Half-Baked”. This subsidiary was created during the three months ended March 31, 2018 and its operations have a nominal impact on the financial statements contained herein.

Since inception, MJ Munchies has applied for U.S. Trademark protection for its brand of Half-Baked snacks, currently under development. MJ Munchies also acquired HalfBaked.com. In April, 2018, MJ Munchies entered into an initial brand licensing agreement for the Half-Baked mark with a licensed manufacturer of THC-infused edibles in the State of California under which, the licensee will manufacture and distribute Half-Baked branded THC-infused cookies in California. Management views this as the first major step towards creating a nationally licensed brand of edibles in the marijuana space.

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

It is estimated that over $50 billion is spent annually in the United States on snacks that are consumed between dinner and bed. Company management believes that a significant percentage of that consumer spend will move from conventional snacks to nighttime specific snacks in coming years.

A NightFood Scientific Advisory Board was recently established. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. These two experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises. This includes ongoing evaluation and evolution of the existing line of Nightfood bars, as well as the current development of Nightfood ice cream, and other future products the Company may develop.

With a website and video assets created by Common Thread Collective, and ongoing marketing and growth being managed by The Getner Group, NightFood has recently reported significant growth in direct-to-consumer sales through the NightFood.com website and Amazon.

DEVELOPMENT PLANS

The NightFood brand continues to focus on online revenue growth at this time. NightFood intends to launch gluten-free versions of NightFood nutrition bars during 2018. It is also expected that additional flavors will be launched in a similar timeframe. Towards the end of calendar 2018, with new flavors available, and what is expected to be a substantial and growing revenue base, the Company intends to begin revisiting a retail rollout for NightFood bars.

The Company is also working towards the launch of NightFood ice cream in the latter half of 2018. A major regional ice cream distributor is prepared to bring the NightFood ice cream line to market, provided the product meets certain taste and nutritional standards, which management is confident it will.

MJ Munchies continues to advance the Half-Baked snack line through product R&D and its various industry relationships. Developments are occurring rapidly, as the Company recently announced it had completed U.S. Trademark application for the brand name Half-Baked as it relates to various packaged snacks and baked goods. In addition, the Company acquired HalfBaked.com in February of 2018. On April 20, 2018, the Company entered into its first licensing agreement, whereby the Half-Baked trademark was licensed to a manufacturer of THC-infused edibles in the state of California. The Company intends to license the Half-Baked brand nationwide, on a state-by-state basis as existing marijuana regulations allow. Management believes this trademark and domain will prove to be very valuable in the coming months and years, as the market for all things related to cannabis and marijuana continues to develop and mature.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED

March 31, 2018 and March 31, 2017.

For the three months ended March 31, 2018 and March 31, 2017 we had revenues of $27,732 and $13,098 respectively and incurred an operating loss of $654,485 and $258,183 respectively. The revenue increases were the result of a Company focus on direct to consumer sales through the new NightFood.com website and having NightFood products listed on Amazon. A result of this increase in sales is an increase on cost of goods sold from $4,987 for the three months ending March 31, 2017 to $16,378 for the three months ending March 31, 2018. As part of the direct-to-consumer initiative, the Company chose to increase spending on advertising and related expenses, resulting in an increase from $6,944 for the three months ending March 31, 2017 to $30,459 for the three months ending March 31, 2018. SG&A increased from $61,630 for the three months ending March 31, 2017 to $125,561 for the three months ending March 31, 2018, and this increase was largely attributable to the management and scaling of our direct-to-consumer business, along with an increase in investor relations activities.

Revenues of $27,732 for the three months ended March 31, 2018 were significantly lower than $72,284 in revenues for the quarter ending December 31, 2017. This is due to the fact that the Company was without sellable inventory for the majority of this reporting quarter. New inventory ordered in early November of 2017 was manufactured and delivered to the warehouse in early March, 2018, at which time the Company was able to resume regular sales to consumers.

This five month lead time is not customary in the industry, and the Company had never experienced such extended lead times on any of its prior production runs, all with the same manufacturer. Management is currently in active discussions with nutrition bar manufacturers that guarantee shorter lead times, can provide certified gluten-free product, and allow for smaller minimum order quantities, which would make it easier for the Company to accomplish its goal of expanding the Nightfood product line.

Professional fees increased from $197,720 for the three months ending March 31, 2017 to $509,819 for the three months ending March 31, 2018, with much of this increase resulting from expenses relating to capital raises to fund operations and successful refinancing of preexisting Company debt, as well as the booking of shares used to compensate consultants at a much higher share price than the previous year, due to significantly higher market prices. For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, we also experienced changes in derivative liabilities from $0 to (-$100,104) and interest expense from $4,922 to $351,919. For the three months ended March 31, 2018, the Company recorded other expenses of $416,608 compared to $0 for the three months ended March 31, 2017. These other expenses consist of non-cash items primarily of $627,235 in amortization of debt discount and deferred financing fees. These are all a direct result of the Company tapping into available sources of capital to begin on the path of significant revenue growth and investor awareness. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital in the form of more favorable terms from existing investors, and allow the Company to grow the NightFood brand and revenues in a meaningful way, ultimately increasing shareholder value.

For the nine months ended March 31, 2018 and March 31, 2017 we had revenues of $136,458 and $23,605 respectively and incurred an operating loss of $1,522,326 and $411,383 respectively. The revenue increases were the result of a Company focus on direct to consumer sales through the new NightFood.com website and having NightFood products listed on Amazon. A result of this increase in sales is an increase on cost of goods sold from $20,233 for the nine months ending March 31, 2017 to $101,807 for the nine months ending March 31, 2018. As part of the direct-to-consumer initiative, the Company chose to increase spending on advertising and related expenses, resulting in an increase from $8,002 for the nine months ending March 31, 2017 to $132,831 for the nine months ending March 31, 2018. SG&A increased from $79,661 for the nine months ending March 31, 2017 to $441,545 for the nine months ending March 31, 2018, and this increase was largely attributable to the management and scaling of our direct-to-consumer business, along with an increase in investor relations activities. Professional fees increased from $327,092 for the nine months ending March 31, 2017 to $982,601 for the nine months ending March 31, 2018, with much of this increase resulting from expenses relating to capital raises to fund operations and successful refinancing of preexisting Company debt, as well as the booking of shares used to compensate consultants at a much higher share price than the previous year, due to significantly higher market prices. For the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, we also experienced increases in derivative liabilities from $0 to $150,361 and interest expense from $4,922 to $790,831. For the nine months ended March 31, 2018, the Company recorded other expenses of $1,279,013 compared to $0 for the nine months ended March 31, 2017. These other expenses consist of non-cash items primarily of $1,240,832 in amortization of debt discount and deferred financing fees. These are all a direct result of the Company tapping into available sources of capital to begin on the path of significant revenue growth and investor awareness. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital in the form of more favorable terms from existing investors, and allow the Company to grow the NightFood brand and revenues in a meaningful way, ultimately increasing shareholder value.

Customers

For the three month period ending March 31, 2018, the majority of revenues resulted from sales of NightFood direct to consumer through the NightFood.com website and Amazon’s Fulfilled by Amazon program. As a result, no individual customer accounted for any significant percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had cash on hand of $8,298 and inventory value of $125,851.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has received verbal commitment from Eagle Equities that Eagle will continue to fund our projected growth over the next several quarters at terms that have become more favorable to the Company due to certain milestones management has achieved. We believe that our current capitalization structure, combined with ongoing increases in revenues, will enable us to achieve successful financings to continue our growth. The Company plans to continue to take advantage of convertible notes as a financing vehicle, as it allows for todays operating capital to be either repaid, or converted to equity at future valuations, which management views as beneficial to shareholders. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

Since our inception, we have sustained operating losses. During the nine months ended March 31, 2018, we incurred a net loss of $3,752,048 compared to $422,334 for the nine months ended March 31, 2017. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the nine months ended March 31, 2018, net cash used in operating activities was $1,537,248 compared to $180,602 for the nine months ended March 31, 2017. The majority of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the nine months ended March 31, 2018, net cash aggregating $1,531,220 was provided by financing activities. Much of this financing activity related to a restructuring of pre-existing debts, and consolidation of the majority of debt with a single investor at a lower interest rate and similar conversion terms.

From our inception in January 2010 through March 31, 2018, we have generated an accumulated deficit of approximately $7,133,269, compared to $3,381,221 from inception through June 30, 2017. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to two quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

During fiscal 2018, through the date of this filing, the Company entered into convertible promissory notes with several lenders totaling approximately $1,741,000 Among these notes were promissory notes totaling $120,000 with Black Forest which notes have been assigned to a third party that is not affiliated with Black Forest. During the past several months, the Company has successfully consolidated most of its outstanding notes with a single investor who, although there is no written commitment to do so, has verbally committed to continue to provide ongoing funding for brand growth and new product introductions.

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

We have entered into other notes, each of which has been disclosed on our Current Reports on Form 8-K, and in our Annual Report on Form 10K, filed on October 3, 2017.

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement is retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company has agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and will continue to accrue on a monthly basis until the company is in a position to pay Folkson. As of the date of this filing, six payments have been made to Folkson against this accrual.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended March 31, 2018.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: May 18, 2018	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

