Form 10-K
period 2018-06-30
NightFood Holdings, Inc.
filed 2018-09-28
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $8,857,781.

As of September 27, 2018, the issuer had 43,848,746 shares of its common stock issued and outstanding, par value $0.001 per share.

i

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

ITEM 1. BUSINESS

Nightfood Holdings, Inc. (“we”, “us” “the Company” or “Nightfood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation (“Nightfood”) from its sole shareholder, Sean Folkson. All of our operations are conducted by the Subsidiary. We are in the business of manufacturing, marketing and distributing snacks specially formulated and promoted for evening consumption. A large number of Americans consume nighttime snacks that are high in sugar, fat, sodium, and calories; such snacks can impair sleep and also impair health in general. Management believes that our products are unique in the food industry and that there is a substantial market for our products, through online commerce as well as traditional retail distribution. Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.Nightfood.com. Any information that may appear on our web site should not be deemed to be a part of this report.

On January 3, 2018, the Registrant formed a new wholly-owned subsidiary to capitalize on opportunities in the marijuana and cbd edibles space. MJ Munchies, Inc. (“Munchies”) was formed as a Nevada corporation with a capital structure of 10,000 shares of common stock. Since formation, Munchies has built an intellectual property portfolio that includes a registered trademark for Half-Baked in the State of California relating to marijuana edibles, a pending federal trademark application with the USPTO for Half-Baked relating to packaged snacks, the federal trademark for The Half Baked Cookie Co., HalfBaked.com, and several other related domain names. In addition, Munchies is currently preparing a patent application with the USPTO for a proprietary ingredient to be used in Half-Baked snacks that Management believes will give it a unique and defensible competitive advantage against other recreational edible brands.

Industry Overview

We are an early-stage company that is seeking to establish a market within the snack industry by offering a line of snack foods that are specifically formulated for evening consumption. It is estimated that American consumers spend over $50 Billion annually on snacks consumed at night, and this figure continues to grow. Moreover, industry data indicates that the most popular nighttime snack choices include products and categories that are traditionally considered high in calories, and “unhealthy” options, such as cookies, salty snacks (chips, pretzels, and popcorn), ice cream, and candy.

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

Since inception, MJ Munchies has applied for U.S. Trademark protection for its brand of Half-Baked snacks, currently under development. MJ Munchies also acquired HalfBaked.com. In April, 2018, MJ Munchies entered into an initial brand licensing agreement for the Half-Baked mark with a licensed manufacturer of THC-infused edibles in the State of California under which, the licensee manufactured and distributed a small pilot run of Half-Baked branded THC-infused cookies in California. Management views this as the first major step towards creating a nationally licensed brand of edibles in the marijuana space.

Munchies is currently preparing a patent application with the USPTO for a proprietary ingredient to be used in Half-Baked snacks that Management believes will give it a unique and defensible competitive advantage against other recreational edible brands. The Company believes tremendous opportunities currently exist to launch successful and legally compliant products in this space, and that such opportunities will continue to grow over time. No assurance can be given that the patent will be granted, that it will afford meaningful protection to us if granted, or that we will begin actual production of products using the Half-Baked trademark. Even if production begins, we can neither assure market acceptance of our products nor that THC infused edibles will not face ongoing legal challenges.

Nightfood, Inc.

Nightfood, Inc. is a snack company focused on manufacturing and distribution of nutritional/snack foods that are appropriate for evening snacking. Nightfood’s first product is the Nightfood nutrition bar, currently available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch). Nightfood ice cream is currently in development and expected to be ready for retail sale and distribution in late 2018.

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

A Nightfood Scientific Advisory Board was recently established. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Eductation & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Uniquely, Dr. Broch also has a master’s degree in human nutrition. This unique combination allowed her to play an important role in the reformulation of our nutrition bars, and the development of Nightfood ice cream. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

Production

We have utilized contract manufacturers for producing our products, packaging for our products, and 3rd party logistics for warehousing and order fulfillment. For warehousing and logistics, we are currently using Landis Logistics, and manufacturing for our nutrition bars has recently been moved from Noble Foods, located in Canada to Creative Energy Foods located in the United States. This move allows us to now produce bars that are certified gluten free.

Marketing and Distribution

Nightfood nutrition bars are currently available at Nightfood.com and Amazon. To date, sales have been promising signaling to management a clear demand from consumers for better nighttime snack options. Research does not show that nutrition bars are one of the top nighttime snack formats. Management believes that by entering the ice cream category, with a line of nighttime ice cream through traditional channels such as supermarkets, drug stores, and convenience stores, revenues and brand awareness can grow substantially.

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

Intellectual Property Rights

We own the registered trademark “Nightfood®” for the nutrition bar/snack/meal replacement category, and have applied for registration for the same mark for ice cream. While this process will take several months, management believes the mark will be granted in due time with no concerns or issues. We believe these marks will prove important to our business. Additionally we own the domain Nightfood.com as well as many other relevant domains such as late-night-snack.com, nighttimesnack.com, and nighttimesnacking.com, as well as Nightfood.us, Nightfood.net, TryNightfood.com, GetNightfood.com, NiteFood.com, TryNightfood.com, BuyNightfood.com, NightSnacking.com, and Night-Food.com. We also own the toll-free number 888-888-NIGHT. We rely on proprietary information as to our formulas and have non-disclosure agreements with our suppliers.

Personnel

Nightfood currently has no employees except Sean Folkson, our President and CEO. Through vendor and consultant relationships, there are dozens of people that contribute to our operations and efforts on a regular basis. Should we be successful in executing our business plan, we anticipate hiring additional employees in the future to assist with various company functions. However, we also expect to continue to rely on consultants and outsourced services to accomplish work that might otherwise be done by employees in a more traditional company.

Customers

In FY 2018, no one customer, more than 10% of our revenue.

DEVELOPMENT PLANS

Nightfood is working with its new manufacturer in California to launch gluten-free versions of Nightfood nutrition bars during 2018. The new manufacturer will allow the Company to not only produce certified Gluten-Free products, but also introduce additional flavors with lower production minimums and lower per-unit cost of goods. The ability to offer additional flavors, and gluten-free products should enhance revenue and repeat purchase behavior. After the anticipated successful mass retail rollout of Nightfood ice cream, the Company intends to begin revisiting a retail rollout for Nightfood bars.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan. We have had limited operations and have not yet established significant traction in the marketplace. We generated revenue of $196,742 in the year ended June 30, 2018, and $21,644 in the year ended June 30, 2017. Unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2018 and June 30, 2017 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

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

Our success depends to a large extent upon the continued service of key managerial employees and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key employee, Sean Folkson, our president and CEO. We have a consulting agreement with Mr. Folkson. The loss of Mr. Folkson would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our officer to control our business will limit minority shareholders’ ability to influence corporate affairs. As of the date of this report, our president, Sean Folkson, owned 16,433,568 shares (directly and through trusts, including 2.6 million shares owned by a trust controlled by Mr. Folkson’s wife. Mr. Folkson disclaims beneficial ownership of these shares).   In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of our Series A Preferred Stock (“A Stock”) which votes with the common stock and has an aggregate of 100,000,000 votes. Accordingly, Mr. Folkson controls over 90% of the voting power in the Company. Because of his stock ownership, Mr. Folkson will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not be able to execute our planned expansion. Over the next  6-12 months, we believe we will require approximately $1,000,000 - $2,000,000 in debt or equity financing to affect a planned expansion of our operations and roll out of our existing and any future products. Management believes that it will be able to raise the required funds, however this may not prove to be the case. As of the June 30, 2018, we had $1,576,024 in outstanding convertible promissory notes. We also have an Equity Credit Line in the amount of $5,000,000, which we could access under certain circumstances. However the utilization of such forms of capital raising can be extremely dilutive to our present shareholders. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Liquidity.

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

We do not have a sufficient number of employees and consultants to segregate responsibilities and are presently unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees, and this may impair our ability to effectively comply with Section 404 of the Sarbanes-Oxley Act. We currently do not have any employees and rely on our CEO, Sean Folkson to perform all executive functions. Accordingly, we cannot segregate duties to provide sufficient review of our financial activity. During the course of our testing of our financial procedures, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. Our officers’ lack of experience in accounting and financial matters may make our efforts to comply more difficult and cause us to hire consultants to assist him cutting into our resources.

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

Risks Related to Our Common Stock

Commencing August 21, 2015 we began trading under the Symbol NGTF on the OTC Markets. There had been very little trading activity of our stock for some time. In April of 2017, the Company listing moved to the OTCQB, and in August of 2017 an investor awareness campaign was initiated to communicate news of recent company developments and milestones to a broader range of stock market investors. On October 23, 2017, we were advised that our stock had been moved from the OTCQB to the OTCPink marketplace. The Company does not believe the change in OTC Market tiers has had any material positive or negative impact on Company operations or the stock price. If, the Company determines that there is incremental value in being listed on the OTCQB again in the future, it is possible that an application will be filed, the application fee would be paid, and another tier change could occur. Trading volume has increased significantly in the last eighteen months, but there can be no assurances that it will be maintained. Our stock is likely to continue to be subject to significant price fluctuations.

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

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 1,000,000 shares of preferred stock, $0.001 par value. On July 11, 2018, we filed a Certificated of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 10,000 shares of A Stock designated. Each share of such stock shall vote with the common stock and have 100,000 votes. A Stock has no conversion, dividend or liquidation rights. Accordingly, the holders of A Stock will, by reason of their voting power be able to control the affairs of the Registrant. The foregoing is only a summary of the certificate of designation for the A Stock, which has been filed as an exhibit to our Current Report on Form 8-K filed July 17, 2018. We have issued 1,000 shares of A Stock to Sean Folkson, giving him 100,000,000 votes in all matters requiring a vote of holders of our Common Stock and effective voting control over our affairs. As of the date of this report, we have not issued any other shares of preferred stock and have no plans to do so. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of these factors would likely materially reduce the market and price for our shares, if such a market ever develops.

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

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount. 24,486,887 of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares as a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Recent issuances of convertible promissory notes may have a negative impact on the trading prices of our common stock. Commencing in March 2017, we have entered into $2,712,698 principal amount of promissory notes with various lenders since our inception of which $1,576,024 was outstanding as of June 30, 2018. These notes are convertible six to twelve months after issuance into free trading shares of our common stock, with certain limitations, at conversion prices below the then market price of our common stock. Although these notes have been converted on a continual basis for several months without adverse effect, it is possible that future conversions of these notes can have a negative effect on the market for our common stock and may cause dilution to our common stockholders.

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

MARKET INFORMATION

Our common stock is quoted on the OTCPink Market under the symbol NGTF.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCMarkets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last reported price was $.315 on September 26, 2018.

Period Ending June 30, 2018	High	Low
September 30, 2017	$0.34	$0.12
December 31, 2017	0.27	0.06
March 31, 2018	0.69	0.09
June 30, 2018	0.56	0.20

Period Ending June 30, 2017:
September 30, 2016	$0.24	$0.10
December 31, 2016	0.50	0.08
March 31, 2017	0.22	0.05
June 30, 2017	0.39	0.10

HOLDERS

The approximate number of stockholders of record at June 30, 2018 is 117. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending June 30, 2018, 200,000 shares were issued to investors for $60,000 in cash (at between $.11 and $.15 per share). No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The company also compensated vendors and consultants with 2,648,455 shares in lieu of payment of $551,695, along with the issuance of 270,382 shares in lieu of interest payments of $20,487. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering. During the twelve months ended June 30, 2018, we issued 9,490,975 shares of common stock as consideration for the conversion of debt with a fair value of $574,618 to two investment entities. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2018, we had no compensation plans under which our equity securities were authorized for issuance.

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

We are a snack development, marketing and distribution company relying on our unique products, positioning, and team to develop and market nutritional/snack foods that are appropriate for evening snacking. Our first product is the Nightfood nutrition bar, currently available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch).

Nightfood ice cream is currently in development, and expected to be ready for sale during Q4 of calendar 2018.

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

The Company plans to continue direct to consumer sales of nutrition bars, both through its proprietary commerce site, and through the Amazon commerce platform. The Company believes these efforts can be scaled and can achieve profitability at scale.

Nightfood ice cream, will also be available for sale online, as many other popular ice creams are. But, the bigger opportunity for the ice cream line is to penetrate the retail market through retail outlets in the supermarket, drug, and convenience verticals.

DEVELOPMENT PLANS

Management believes sufficient proof-of-concept and market demand has been established with Nightfood bars that it is ready to launch Nightfood ice cream. Ice cream, in supermarkets, brings much less friction to the transaction than nutrition bar sales online. Nutrition bars are not a popular night snack format, and while online snack sales are growing, it’s still a tiny fraction of overall snack revenue.

Management is very excited about the ice cream recipes we have developed, along with our nutrition, sleep and culinary experts on our Advisory Board. With the “better-for-you” ice cream market still in the early developmental stages, we believe this is an excellent time to launch the Nightfood line of nighttime ice cream into mass retail.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2018 Compared to Fiscal Year ended June 30, 2017

Revenue

For the twelve months ended June 30, 2018, we had revenues of $196,742 compared to the twelve months ended June 30, 2017 when we had revenues of $21,644. The company also provided certain sales allowances of $6,642 for the year ended June 30, 2018, compared to $9,462 for the year ended June 30, 2017.

Operating Expenses

Our operating expenses for the twelve months ended June 30, 2018 were $2,034,790 compared to $733,458 for the twelve months ended June 30, 2017.

Net Loss

For the twelve months ended June 30, 2018, we had a net loss of $5,239,493 compared to the twelve months ended June 30, 2017 when we had a net loss of $915,417.

Inventory

As of June 30, 2018, we had approximately $103,209 worth of product in inventory, compared to $95,865 worth of product in inventory as of June 30, 2017.

Customers

In FY 2017 and FY 2018, no individual customer made up more than 10% of our revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had cash on hand of $48,440, accounts receivable of $0, and inventory value of $103,209. During the twelve month period ended June 30, 2018, we raised $60,000 through the private sale of our common stock.

Since our inception, we have sustained operating losses. During the twelve months ended June 30, 2018, we incurred a net loss of $5,239,494 and had a total stockholders’ deficit of $2,658,954.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock, debt, and the use of $ 2,316,093 convertible debt to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with the continued expansion of operations, will enable us to achieve successful financings to continue our growth.

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

During the twelve months ended June 30, 2018, net cash used in operating activities totaled $1,757,639.

During the twelve months ended June 30, 2018 and 2017 respectively, there was not any net cash provided from investing activities.

During the twelve months ended June 30, 2018, net cash aggregating $1,791,753 was provided by financing activities, which represents net proceeds of $60,000 from private sales of our common stock including issuance of warrants, $2,316,093 from the issuance of convertible debt ($581,250 of which was used to repay older debt), $10,800 in advances by shareholders, and required principal payments of $2,096 of our bank loan.

From our inception in January 2010 through June 30, 2018, we have generated an accumulated deficit of approximately $8,620,714. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the course of fiscal 2019 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

On November 25, 2016, the company entered into a material definitive agreement. On that date, the company executed and delivered a Plan of Reorganization Including Option to Acquire (the “Plan”) by and among the Registrant, Hook Group, LLC (“Hook”) and Suffield Foods. LLC (“Suffield”). The Plan contemplates the Registrant acquiring an equity interest in and potentially merging Hook and its subsidiary Suffield with and into a wholly owned subsidiary of the Registrant. During Fiscal Year 2018, this agreement was formally terminated by Nightfood Holdings, Inc..

Funds on hand are not sufficient to fund our operations and we intend to rely on debt and the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2019, but we cannot at this time quantify the amount. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

As of February 8, 2017, we entered into two agreements with Black Forest, an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”). The two agreements were filed as exhibits to the Registrant’s Current Report on Form 8-K dated February 8, 2017, and this Registration Statement is being filed in order for us to fulfill our obligations under the RRA. The following summary is qualified in its entirety by reference to such exhibits to our Form 8-K. On August 24, 2017, the Company issued its first and, to date, only “put notice” to Black Forest and delivered to Black Forest 264,085 shares of common stock in exchange for $30,000. On October 23, 2017, we were advised that our stock has been moved from the OTCQB to the OTCPink marketplace. We may not utilize the EPA facility during the time quoted on the OTCPink. The Company does not believe the change in OTC Market tiers will have any material positive or negative impact on Company operations. If, the Company determines that there is incremental value in being listed on the OTCQB, it is possible that another tier change could occur in the future. Accordingly, future utilization of the EPA is uncertain.

During Fiscal Year 2018, the Company entered into convertible promissory notes with several lenders with principals totaling $2,316,093. $230,000 of those notes were for services rendered. $581,250 of the funds received were used to pay off older notes, as the Company has now successfully consolidated 100% of convertible debt with one lender. Management believes it is beneficial to only have one holder. We consider our relationship with this lender excellent. They have been providing financing for operations for over twelve months, and have had conversion rights for over twelve months as well through acquisition of older debt. The lender has an understanding of our capital needs for future operations, and has verbally committed to provide the capital needed to successfully launch Nightfood ice cream, and develop and launch the Munchies and Half-Baked initiatives as well.

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement was retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and accrued on a monthly basis through June of 2018.

In June of 2018, the Company entered into a new consulting agreement with Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Folkson shall earn Warrants with a strike price of $.50 when the Company hits certain revenue milestones. A block of Warrants will be earned subsequent to the first quarter where revenues exceed $1,000,000, and an additional block of $.50 Warrants shall be earned subsequent to the first quarter where revenues exceed $3,000,000. All Warrants earned under this agreement would convert into restricted shares, shall carry a cashless provision, and must be exercised within 15 days of the filing of the 10Q or 10K on which such revenues are reported. Both Parties have agreed that no additional compensation may be earned or granted under this Agreement until the completion of its initial 12 month Term.

To preserve cash and protect shareholder value, to date, the Company has only paid Folkson for fourteen of his forty-five months of service since the original Agreement went into effect. Twelve of those months were paid in cash, totaling $72,000. In addition, in December, 2017, Folkson elected to purchase 80,000 warrants to acquire shares of NGTF stock with a strike price of $.20 and a term of 36 months. To acquire these warrants Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Folkson.

OFF-BALANCE SHEET TRANSACTIONS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

The Company’s independent auditors believe it necessary to include a going concern footnote in their audit report. The Company has included an explanatory paragraph in the notes to the financial statement for the year ended June 30, 2018 with respect to Company’s ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Nightfood Holdings, Inc.

Financial Statements

For the years ended June 30, 2018 and June 30, 2017

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Nightfood Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nightfood Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY

September 28, 2018

Nightfood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2018	2017

ASSETS

Current assets:
Cash	$48,440	$14,326
Accounts receivable (net of allowance of $0 and $0, respectively)	-	382
Inventories	103,209	95,865
Other current assets	3,210	3,491
Total current assets	154,859	114,064

Total assets	$154,859	$114,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$215,782	$205,961
Accrued expense-related party	197,974	180,000
Convertible notes payable-net of debt discounts and unamortized beneficial conversion feature	633,870	151,020
Fair value of derivative liabilities	1,765,187	44,022
Short-term borrowings	1,000	3,096
Advance from Shareholders	-	995
Total current liabilities	2,813,813	585,094

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 42,608,329 issued and outstanding as of June 30, 2018 and 29,724,432 outstanding as of June 30, 2017, respectively)	42,608	29,724
Additional paid in capital	5,919,152	2,880,467
Accumulated deficit	(8,620,714)	(3,381,221)
Total stockholders’ deficit	(2,658,954)	(471,030)
Total Liabilities and Stockholders’ Deficit	$154,859	$114,064

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2018	June 30, 2017

Revenues	$196,742	$21,644

Operating expenses
Cost of product sold	116,158	31,798
Advertising and promotional	189,352	12,319
Selling, general and administrative	551,962	239,856
Professional Fees	1,177,318	449,485
Total operating expenses	2,034,790	733,458

Loss from operations	(1,838,048)	(711,814)

Other expenses
Interest expense – bank debt	223	714
Interest expense – shareholder	20,487	5,501
Interest expense - other	1,088,400	153,366
Change in fair value of derivative liability	88,329	44,022
Amortization of Beneficial Conversion Feature	2,193,891	-
Other Expense	10,115	-
Total other expenses	3,401,445	203,603

Provision for income tax	-	-

Net loss	$(5,239,493)	$(915,417)

Basic and diluted net loss per common share	(0.15)	(0.03)

Weighted average shares of capital outstanding – basic and diluted	35,544,034	29,020,192

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended June 30, 2018 and 2017

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, July 1, 2016	28,501,932	$28,502	$2,263,294	$(2,465,804)	$(174,008)
Common stock issued for services	1,097,500	1,098	185,703	-	186,800
Common stock issued as part of loan agreement	25,000	25	4,975	-	5,000
Common Stock issued for cash	100,000	100	9,900	-	10,000
Beneficial Conversion Feature for debt discount	-	-	416,596	-	416,596
Net loss	-	-	-	(915,417)	(915,417)
Balance, June 30, 2017	29,724,432	29,725	2,880,467	(3,381,221)	(471,029)
Common stock issued for services	2,658,455	2,658	551,695	-	554,353
Common stock issued for interest	270,382	270	20,217	-	20,487
Common Stock issued for cash	464,085	464	59,536	-	60,000
Issuance of warrants	-	-	20,759	-	20,759
Issuance of common stock for debt	9,490,975	9,491	565,127	-	574,618
Beneficial Conversion Feature for debt discount	-	-	1,821,351	-	1,821,351
Net loss	-	-	-	(5,239,493)	(5,239,493)
Balance, June 30, 2018	42,608,329	$42,608	$5,919,152	$(8,620,714)	$(2,658,954)

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended June 30, 2018	For The Year Ended June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,239,494)	$(915,417)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	554,353	186,800
Amortization of debt discount and deferred financing fees	2,776,811	153,366
Warrants issued for services	20,759	-
Change in derivative liability	88,329	44,022
Stock issued for interest	20,487	5,000
Change in operating assets and liabilities:
Accounts receivable	382	977
Inventories	(7,344)	25,841
Other current assets	282	(2,091)
Accounts payable	9,823	40,519
Accrued expenses	17,974	72,000

Net cash used in operating activities	(1,757,638)	(388,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	60,000	10,001
Proceeds from the issuance of debt-net	2,316,093	414,250
Repayment of convertible debt	(581,250)	-
Repayment of short-term debt	(2,096)	-
Advance from shareholders	10,800	21,984
Repayment to shareholders	-	(44,989)
Repayment of related party advance	(11,795)	(3,417)
Net cash provided by financing activities	1,791,752	397,829

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,114	8,845

Cash and cash equivalents, beginning of year	14,326	5,481
Cash and cash equivalents, end of year	$48,440	$14,326

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$30,564	$1,214
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$1,559,886	$430,000
Value of embedded derivative liabilities	$574,618	$101,511

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and is launching a line of cannabis edibles such as cookies, brownies, and candies, through licensees and other relationships.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of beneficial conversion features, derivative liabilities, depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Beneficial Conversion Feature	●

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

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the revenue recognition requirements in FASB ASC 605. The guidance is designed to create greater comparability for financial statement users across industries and jurisdictions. The guidance also requires enhanced disclosures. The guidance was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. In July 2015, the FASB decided to delay the effective date of the new revenue guidance by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. The guidance permits the use of either a full retrospective or modified retrospective transition method. We completed the review of our arrangements with customers across our businesses, including our practices of offering rebates, refunds, discounts and other price allowances, and trade and consumer promotion programs. As we evaluated our methods of estimating the amount and timing of these various forms of variable consideration, we determined we will accelerate the expense recognition of certain trade and consumer promotion programs under the new guidance. Based on our assessment, the impact is not expected to be material on an annual basis, but will impact quarterly results. We will use the modified retrospective method when we adopt the new guidance in 2019, and the cumulative-effect adjustment is not expected to be material.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017, to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning January 1, 2020. The standard may have a material impact on our balance sheets in the future if we entered into new leases, but will not have a material impact on our statement of operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

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

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company incurred advertising costs of $189,352 and $12,319 for the years ended June 30, 2018 and 2017, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s and other customer websites.

●	All sources of revenue are recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

●	The Company occasionally offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2018 and 2017 the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for June 30, 2018 and June 30, 2017, respectively.

5.	Customer Concentrations	●	During the year ended June 30, 2018, no one customer accounted for more than 10% of revenues.

6.	Inventories	●	Inventories consists of the following at June 30, 2018.

	2018	2017
Finished Goods	$96,116	$87,676
Packaging	7,093	8,189
TOTAL	$103,209	$95,865

Inventories are stated at the lower of cost (FIFO) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30, 2018

	2018	2017
Accrued consulting fees – related party	$197,974	$180,000

TOTAL	$197,974	$180,000

8.	Convertible Notes Payable	●	Convertible Notes Payable consist of the following at June 30, 2018,

On February 8, 2017 the Company issued $32,500 in convertible notes to an investor group. The notes had a maturity of six (6) months and interest rate of 8% per annum and were convertible at a price of 80% of the average closing bid prices on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

As previously disclosed, this note was assigned to a third party that is not affiliated with Black Forest during fiscal year 2017. At such time, the maturity date of the note was extended to June 30, 2018. On August 10, 2017, the Company entered into a Forbearance Agreement with SkyBridge Ventures LLC, whereby the date of conversion eligibility for a $35,000 note held by SkyBridge was changed from August 8, 2017 to September 12, 2017. In addition, the note became convertible at a price of 50% of the lowest trading price of the Company’s Common Stock during the twenty (20) trading days immediately prior to conversion. During the quarter the remaining balance of this note was converted into stock at a conversion price of $.04505.

This note has been successfully retired.

On March 16, 2017 the Company issued $75,000 in convertible notes to an investor group. The notes had a maturity of one (1) year and interest rate of 12% per annum and were convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion. The note had the option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price.

On September 12, 2017 the Company successfully retired this convertible promissory note dated March, 16, 2017, in the original principal amount of $75,000.

This note has been successfully retired.

On March 20, 2017 the Company issued $80,000 in convertible notes to an investor group. The notes had a maturity of nine (9) months and interest rate of 12% per annum and were convertible at a price of 60% of the average of the two lowest trade prices on the primary trading market on which the Company’s Common Stock was then listed for the twenty-five (25) trading days immediately prior to conversion. The note had an option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash.

During the first quarter of Fiscal Year 2018, this note was sold to another party who increased the value by $4,576 and extended the maturity to December 20, 2017. In addition, the discount was adjusted to 50% of the lowest trading price of the stock during the previous 20 trading days. During the second quarter of 2018 there were several conversions of this note into common stock ranging between $0.03 to $0.06 per share. There was a balance on this note as of June 30, 2018 of $2,076.

As of the time of this filing, this note has been successfully retired.

On March 23, 2017 the Company issued $87,500 in convertible notes to an investor group. The notes had a maturity of six (6) months and interest rate of 8% per annum and were convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion. The note had an option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

During the first quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $7,500 and extended the maturity to June 30, 2018. The Company also determined there was an additional beneficial conversion feature (BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of the sale of $95,000. The added BCF was included in additional paid in capital. During the third quarter the entire open balance of this note was converted into stock at a price of $0.04505 per share.

This note has been successfully retired.

On May 10, 2017 the Company issued $80,000 in convertible notes to an investor group. The notes had a maturity of nine (9) months and interest rate of 12% per annum and were convertible at a price of 60% of the average of the two lowest trade prices on the primary trading market on which the Company’s Common Stock was then listed for the twenty-five (25) trading days immediately prior to conversion. The note had the option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

During the second quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $4,602.74 and extended the maturity to November 6, 2018. The conversion rate was reduced to 50%, look-back date changed from twenty-five days to twenty and the interest rate was reduced to 8%. In addition the Company paid approximately $42,000 as consideration for this transfer. This balance of this note was converted into stock during the third quarter at a price of $0.04505 per share.

This note has been successfully retired.

On May 16, 2017 the Company issued $75,000 in convertible notes to an investor group. The notes had a maturity of one (1) year and interest rate of 12% per annum and were convertible at a price of 50% of the average closing bid prices on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion. The note had the option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

During the second quarter of Fiscal Year 2018 this note was sold to another party who increased the value by $4,216.44 and extended the maturity to November 6, 2018. The conversion rate was reduced to 50%, look-back date changed from twenty-five days to twenty and the interest rate was reduced to 8%. In addition the Company paid approximately $40,000 as consideration for this transfer. This balance of this note was converted into stock in two tranches during the fourth quarter at a price of $0.09 per share.

This note has been successfully retired.

On July 31, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated July 31, 2017 and funded on August 1, 2017, in the amount of $100,000. The lender was Labrys Fund, LP.  As part of this transaction, the Company issued Labrys a block of 400,650 “Commitment Shares”.  These shares, although issued to Labrys, were to be returned to the Company should the Company pay off the note prior to the 6 month maturity date.  In September of 2017, to facilitate the issuance of additional operating capital, the Company and Labrys agreed that Labrys shall be entitled to keep 100,000 of the 400,650 Commitment Shares in the event of a timely retirement of the debt. The notes had an interest rate of 12% per annum and were convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock was then listed for the twenty five (25) trading days immediately prior to conversion. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price at the time of conversion of $100,000. The BCF was included in additional paid in capital. During the third quarter this note was paid off and Labrys returned 200,650 shares of stock to the Company in accordance with the original agreement.

This note has been successfully retired.

On September 5, 2017 the Company entered into a convertible promissory note and a security purchase agreement dated September 5, 2017 and funded on September 12, 2017, in the amount of $75,000. The lender was JSJ Investments, Inc. The notes had a maturity of June 5, 2018 and interest rate of 12% per annum and were convertible at a price of 55% of the average of the two lowest trading prices on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion. The note had the option to be prepaid, but carries a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price.

This note has been successfully retired.

On September 8, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $222,750. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. During the fourth quarter there were two note conversions for an aggregate total of $150,000 leaving a balance at the end of the year of $72,750 As of June 30, 2018, the BCF was $42,719.

On September 21, 2017, the Company entered into a convertible promissory note and a security purchase agreement in the amount of $66,500. The lender was Labrys Fund, LP. The notes had a maturity date of March 21, 2018 and an interest rate of 12% per annum and were convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock was then listed for the twenty five (25) trading days immediately prior to conversion. The note had the option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. During the third quarter this note was paid off.

This note has been successfully retired

On October 18, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated October 18, 2017, in the amount of $52,500. The lender was Eagle Equities, LLC. The notes had a maturity of October 18, 2018 and interest rate of 8% per annum and were convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion. The note had the option be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. This balance of this note was converted into stock during the fourth quarter at a price of $0.13495 per share.

This note has been successfully retired.

On November 3, 2017, the Company entered into a three-month consulting agreement with Regal Consulting for corporate communications services valued at $20,000 monthly. Regal was compensated $10,000 in cash monthly for services provided. In addition, the Company issued Regal a six month note for $30,000, which the Company had the right to prepay at any time. Should the note not be repaid after 180 days, Regal would have had the option to convert the debt to equity at a discount to the then market price.

The note had a maturity date of May 3, 2018 and an interest rate of 10% per annum and was convertible at a price of 65% of the three lowest trades on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion or $0.11 whichever is lower. The note had the option to be prepaid, but carries a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.

This note has been successfully retired.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $48,647. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $17,193.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $45,551. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $16,099.

On November 7, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 7, 2017. The SPA was for a total of $315,000, consisting of four tranches of funding, each equal to $78,750. The parties closed on the first tranche. The Company elected not to receive any further tranches.

On November 7, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 7, 2017, in the amount of $78,750. The lender was Adar Bay, LLC. The notes had a maturity of November 7, 2018 and interest rate of 8% per annum and were convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion. The note had the option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. This note was retired during the fourth quarter.

This note has been successfully retired

On November 15, 2017 the Company entered into a convertible promissory note and a security purchase agreement (SPA) dated November 15, 2017. The SPA was for a total of $150,000, consisting of two tranches of funding, each equal to $75,000. The parties closed on the first tranche. There can be no assurance that the Company will receive any further tranches.

On November 15, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $28,356.

On December 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement in the amount of $56,000. The lender was Labrys Fund, LP. The notes had a maturity date of June 6, 2018 and an interest rate of 12% per annum and were convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock was then listed for the twenty-five (25) trading days immediately prior to conversion. The note had the option to be prepaid, but carried a penalty in association with the remittance amount, as there was an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. This note was retired during the fourth quarter.

This note has been successfully retired.

On December 27, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $30,084.

On January 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated January 10, 2018, in the amount of $110,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 10, 2019 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $58,466.

On January 31, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated September 8, 2017, in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $66,818.

On February 3, 2018, the Company entered into a six-month consulting agreement with Regal Consulting for corporate communications services valued at $260,000 over this period of time. Regal was compensated $10,000 in cash monthly for services provided, resulting in total cash payments of $60,000. In addition, the Company issued Regal a six month note for $200,000, which the Company had the right to prepay at any time. Should the note not be repaid after 180 days, Regal would have had the option to convert the debt to equity at a discount to the then market price.

The notes had a maturity date of August 3, 2018 and an interest rate of 10% per annum and were convertible at a price of 65% of the three lowest trades on the primary trading market on which the Company’s Common Stock was then listed for the ten (10) trading days immediately prior to conversion or $0.44 whichever is lower. The note had an option be prepaid, but carried a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. During the Fourth quarter the Company paid $100,000 on the note and entered into an agreement to terminate the debt conversion feature of this note. The balance outstanding as of June 30th is $100,000.

This note has been successfully retired.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $40,116.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $36,000.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $115,000. The lender was Eagle Equities, LLC. The notes have a maturity of March 2, 2019 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $77,192.

On April 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 10, 2018, in the amount of $62,500. The lender was Eagle Equities, LLC. The notes have a maturity of April 10, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $48,630.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $187,397.

On June 1, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated June 1, 2018, in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 1, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $195,457.

On June 18, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated October 18, 2017. The note was in the amount of in the amount of $52,500. The lender was Eagle Equities, LLC. The notes have a maturity of October 18, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $47,336.

On June 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated June 18, 2018, in the amount of $52,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 18, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2018, the BCF was $50,290.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2018:

Convertible notes payable issued as of June 30, 2017	$430,000
Convertible notes payable issued as of June 30, 2018	$2,316,093
Unamortized amortization of debt and beneficial conversion feature	(956,355)
Notes paid	(581,250)
Notes converted into shares of common stock	(574,618)
Balance at June 30, 2018	$633,870

9.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the year ended June 30, 2018, the Company recorded a loss in fair value of derivative $88,329. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

10.	Short and long term borrowings	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally Guaranteed by the Company’s Chief Executive Officer, which is further Guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 9.75% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 5.00 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period.

	June 30, 2018	June 30, 2017
Bank Loan	$1,000	$3,096
Total borrowings	1,000	3,096
Less: current portion	(1,000)	(3,096)
Long term debt	$-	$-

Interest expense for the years ended June 30, 2018 and 2017, totaled $714 and $223, respectively.

11.	Stockholders’ Deficit	●	On October 16, 2013, the Nightfood, Inc. became a wholly-owned subsidiary of Nightfood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●	The Company is authorized to issue One Hundred Million (200,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

●	The Company has 42,608,329 and 29,724,432 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2018 and 2017 respectively.

●	During the year ended June 30, 2018:

●	the Company sold 464,085 shares of common stock for cash proceeds of $60,000,

●	and issued 2,658,455 shares of common stock for services with a fair value of $554,353,

●	and issued 270,382 shares of common stock in consideration of interest payments with a fair value of $20,487,

●	and issued 9,490,975 shares of common stock as consideration for convertible debt with a fair value of $574,618.

Dividends

●	The Company has never declared dividends.

Warrants

●

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

The aggregate intrinsic value of the warrants as of June 30, 2018 is $190,475

	Outstanding at			Outstanding
Exercise Price	June 30, 2017	Issued in 2018	Expired	June 30, 2018
$0.15	-	500,000	-	500,000
$0.20	-	105,000	-	105,000
$0.30	-	500,000	-	500,000
$0.75	300,000	-	-	300,000
	300,000	1,105,000	-	1,405,000

Options

●	The Company has never issued options.

12.	Related Party Transactions	●

The Company received cash from Mr. Folkson, the Company’s Chief Executive Officer and related party, $0 and $0 in 2018 and 2017, respectively, to supplement the Company’s working capital. These short-term advances have all been repaid.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $72,000 is reflected in professional fees and presented in the accrued expenses – related party for 2018 and 2017 respectively.

●	The original consulting agreement for Mr. Folkson had a term of one year, and then converted into a month to month effective January 1, 2016. A new twelve month consulting agreement was entered into for Mr. Folkson effective July 1, 2018, which paid Folkson the same $6,000 monthly consulting fee. In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 strike price which must be exercised within 15 days of the respective quarterly or annual filing

13.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2018	2017

Statutory U.S. federal rate	(34.0)%	(34.0)%
Effect of higher U.S. Federal statutory tax rate	13.02%	-%
State income taxes (net of federal tax benefit)	(6.0)%	7.0%
Permanent differences	26.15%	1.6%
Valuation allowance	6.10%	25.4%
True up of net operating loss	(5.27)%	-%
	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2018	2017
Deferred tax assets:
Net operating loss carry-forwards	$882,793	576,869

Valuation allowance	(882,793)	(576,869)
Net deferred tax asset	$-	$-

At June 30, 2018 the Company had estimated U.S. federal net operating losses of approximately $3,270,000 for income tax purposes which will expire between 2033 and 2038. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2017 was an increase of $1,100,294. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2018 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

The Company has not filed its federal and state income tax returns for the fiscal years ended June 30, 2017 and 2016 respectively, however it believes due to the reported losses there is no material liability outstanding.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fiscal 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$1,576,024	$-	$-	$1,576,024
Total	$1,576,024	$-	$-	$1,576,024

	Fiscal 2017 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$826,326	$-	$-	$826,326
Total	$826,326	$-	$-	$826,326

15.	Net Loss per Share of Common Stock	●	The Company has adopted FASB Topic 260, “Earnings per Share,” which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

F-23

	2018	2017
Numerator - basic and diluted loss per share net loss	$(5,239,494)	$(915,417)

Net loss available to common stockholders	$(5,239,494)	$(915,417)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	35,544,034	29,020,192
Basic and diluted earnings per share	$(0.15)	$(0.03)

16.	Subsequent Events	●	On July 2, 2018 the Company entered into a convertible promissory note a security purchase agreement dated July 2, 2018 and funded on July 3, 2018, in the amount of $200,000. The lender was Eagle Equities, LLC.

		●	On July 3, 2018, the Company successfully retired an outstanding promissory note with Regal Consulting, LLC by paying the $108,000 balance in full.

		●	On August 2, 2018 the Company entered into a convertible promissory note a security purchase agreement dated August 2, 2018 and funded on August 3, 2018, in the amount of $103,005. The lender was Eagle Equities, LLC.

		●	On September 6, 2018 the Company entered into a convertible promissory note a security purchase agreement dated September 6, 2018 and funded on September 7, 2018, in the amount of $78,000. The lender was Eagle Equities, LLC.

		●	On July 11, 2018, the Registrant Filed a Certificated of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 10,000 shares of A Stock designated. Each share of such stock shall vote with the common stock and have 100,000 votes. A Stock has no conversion, dividend or liquidation rights Accordingly, the holders of A Stock will, by reason of their voting power be able to control the affairs of the Registrant. The foregoing is only a summary of the certificate of designation for the A Stock, which is filed as an exhibit hereto, The Registrant has issued 1,000 shares of A Stock to Sean Folkson, giving him effective voting control over the Registrant’s affairs.

		●	On July 30, 2018, noteholder Eagle Equities converted $20,000 of principal and $893.33 of interest of an outstanding note to stock. The conversion was at a price of $.15 per share. 139,289 shares were issued to the noteholder in this transaction.

		●	On August 8, 2018, noteholder Eagle Equities converted $45,000 of principal and $2,100 of interest of an outstanding note to stock. The conversion was at a price of $.15 per share. 314,000 shares were issued to the noteholder in this transaction.

		●	On August 22, 2018, noteholder Eagle Equities converted $20,000 of principal and $995.56 of interest of an outstanding note to stock. The conversion was at a price of $.14 per share. 149,968 shares were issued to the noteholder in this transaction.

		●	On August 28, 2018 noteholder Eagle Equities converted $25,000 of principal and $1,277.78 of interest of an outstanding note to stock. The conversion was at a price of $.1365 per share. 192,511 shares were issued to the noteholder in this transaction.

		●	On September 21, 2018 noteholder Eagle Equities converted $20,000 of principal and $1,035.56 of interest of an outstanding note to stock. The conversion was at a price of $.1285 per share. 163701 shares were issued to the noteholder in this transaction.

●

Subsequent to the end of the 2018 Fiscal Year, in the ordinary course of business, the Company has entered into consulting and influencer agreements with a number of individuals, most of whom are professional athletes, which call for the issuance of Company common stock as compensation. As of the time and date of this filing, the Company has issued 230,948 shares in conjunction with said agreements. These shares are accounted for in the outstanding share count reported in this Filing. An additional 123,000 shares have been committed and not yet issued as of the time of this filing.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2018 due to the lack of accounting and management personnel, as well as insufficient funds to fully engage necessary legal and compliance resources. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2018, our internal control over financial reporting was not effective due to a lack of resources.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson	49	President, Chief Executive Officer and Director

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

Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the fiscal year ended June 30, 2018 such reporting persons complied with the filing requirements of Section 16(a). Neither Mr. Folkson nor Mr. Leighton have engaged in any purchases or sales of our common stock since we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended that were not reported on a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,*	2018	$0	$0	$0	$0	$0	$0	$72,000		$72,000
CEO	2017	$0	$0	$0	$0	$0	$0	$72,000	[1]	$72,000

* During the year Mr. Folkson received $54,026 in payments of the $72,000 amount accrued as a result of his consulting agreement.

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

In June of 2018, the Company entered into a new consulting agreement with Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Folkson shall earn Warrants with a strike price of $.50 when the Company hits certain revenue milestones. A block of Warrants will be earned subsequent to the first quarter where revenues exceed $1,000,000, and an additional block of $.50 Warrants shall be earned subsequent to the first quarter where revenues exceed $3,000,000. All Warrants earned under this agreement would convert into restricted shares, shall carry a cashless provision, and must be exercised within 15 days of the filing of the 10Q or 10K on which such revenues are reported. Both Parties have agreed that no additional compensation may be earned or granted under this Agreement until the completion of its initial 12 month Term.

To preserve cash and protect shareholder value, to date, the Company has only paid Folkson for fourteen of his forty-five months of service since the original Agreement went into effect. Twelve of those months were paid in cash, totaling $72,000. In addition, in December, 2017, Folkson elected to purchase 80,000 warrants to acquire shares of NGTF stock with a strike price of $.20 and a term of 36 months. To acquire these warrants Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Folkson.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

OUTSTANDING EQUITY AWARDS

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the year ended June 30, 2018. We have no stock options outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock (our only class of voting securities) as of September 27, 2018, by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

Name and address of owner	Amount owned	Percent of class

Sean Folkson c/o Nightfood Holdings, Inc. 520 White Plains Road – Suite 500 Tarrytown, NY 10691	16,433,568	37.5%

Peter Leighton c/o Nightfood Holdings, Inc. White Plains Road – Suite 500 Tarrytown, NY 10691	4,000,000	.912%

All officers and directors as a group (1 person)	20,433,568	46.6%

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company was incorporated on October 16, 2013 and upon our organization we issued 20,000,000 shares of common stock to the Company’s founder, President and CEO in exchange for all of the issued and outstanding common stock of Night Food, Inc., a New York corporation. During October and December 2013, Mr. Folkson assigned 4,000,000 shares of his common stock to Peter Leighton as compensation in connection with his joining the Company and an aggregate of 104,500 shares to 35 persons as gifts. Mr. Folkson had advanced an aggregate of $134,517 to us to fund our operations, and had previously been shown on our financial statements as a Note Payable. This note has since been converted to equity as outlined below. Our sole director is not deemed independent because he is our single largest shareholder and our CEO.

The Company did not receive any funds from Mr. Folkson, the Company’s Chief Executive Officer and related party, during the fiscal years ended 2018 and 2017, respectively.

Additionally, one of the Company’s shareholders also loaned funds to the Company of $800 and repayments of $11,795 for this loan, and another preexisting loan, were completed during the twelve month period ended June 30, 2018.

A consulting agreement exists between Mr. Folkson and the Company, whereby Mr. Folkson receives $6,000 in consulting fees each month, beginning January, 2015.   In June of 2018, the Company entered into a new consulting agreement with Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Folkson shall earn Warrants with a strike price of $.50 when the Company hits certain revenue milestones. A block of Warrants will be earned subsequent to the first quarter where revenues exceed $1,000,000, and an additional block of $.50 Warrants shall be earned subsequent to the first quarter where revenues exceed $3,000,000. All Warrants earned under this agreement would convert into restricted shares, shall carry a cashless provision, and must be exercised within 15 days of the filing of the 10Q or 10K on which such revenues are reported. Both Parties have agreed that no additional compensation may be earned or granted under this Agreement until the completion of its initial 12 month Term.   To preserve cash and protect shareholder value, to date, the Company has only paid Folkson for fourteen of his forty-five months of service since the original Agreement went into effect. Twelve of those months were paid in cash, totaling $72,000. In addition, in December, 2017, Folkson elected to purchase 80,000 warrants to acquire shares of NGTF stock with a strike price of $.20 and a term of 36 months. To acquire these warrants Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Folkson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $32,500 and $32,500 respectively.

Tax Fees

For the fiscal years ended June 30, 2018 and 2017, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
3.3	Certificate of Desgnation A Stock***
4.1	Subscription Agreements*
4.2	Specimen Stock Certificate*
10.1	Lease Receipt and terms and conditions**
21.1	Subsidiaries of the Registrant Nightfood, Inc. a 100% owned New York corporation*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to like numbered exhibit to the Registrant’s registration Statement on Form S-1 File Number 333-193347

**	Incorporated by reference to the Registrant’s annual report on Form 10-K for Fiscal Year ended June 30, 2017

***	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-K, filed July 17, 2018

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nightfood Holdings, Inc.

September 28, 2018	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Director	September 28, 2018
Sean Folkson	(principal executive, financial and accounting officer)