Form 10-Q
period 2018-09-30
NightFood Holdings, Inc.
filed 2018-11-19
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 19, 2018, the registrant had outstanding 45,283,090 shares of common stock.

i

NightFood Holdings, Inc.

Financial Statements

For the three months ended September 30, 2018 and September 30, 2017

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and June 30, 2018	F-1
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2018 and 2017	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2018	F-3
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2018 and 2017	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-18

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS

Current assets :
Cash	$27,561	$48,440
Accounts receivable (net of allowance of $0 and $0, respectively)	16,548	-
Inventories	59,232	103,209
Other current assets	5,336	3,210
Total current assets	108,677	154,859

Total assets	$108,677	$154,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$197,653	$215,782
Accrued expense-related party	185,974	197,974
Convertible notes payable – net of discount	954,099	633,870
Fair value of derivative liabilities	1,676,091	1,765,187
Short-term borrowings	400	1,000
Total current liabilities	3,014,217	2,813,813

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 44,013,396 issued and outstanding as of September 30, 2018 and 42,608,329 outstanding as of June 30, 2018, respectively)	44,013	42,608
Additional paid in capital	6,188,761	5,919,152
Accumulated deficit	(9,138,313)	(8,620,714)
Total stockholders’ deficit	(2,901,539)	(2,658,954)
Total Liabilities and Stockholders’ Deficit	$108,677	$154,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
Revenues	$102,188	$36,442

Operating expenses
Cost of product sold	40,658	26,026
Advertising and promotional	103,440	41,824
Selling, general and administrative	175,484	44,056
Professional Fees	221,770	257,240
Total operating expenses	541,353	369,146

Loss from operations	(439,165)	(332,704)
Other (income) expenses
Interest expense - shareholder	6,302	2,730
Change in derivative liability	(564,864)	102,919
Interest expense - other	636,218	253,505
Other expense	779	287,916
Total other expense	78,435	647,070

Provision for income tax	-	-

Net loss	$(517,600)	$(979,774)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Weighted average shares of capital outstanding – basic and diluted	43,121,892	30,519,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2018	42,608,329	$42,608	$5,919,152	$(8,620,714)	$(2,658,954)
Common stock issued for services	445,598	446	134,266	-	134,711
Common stock issued for interest	44,487	44	6,258	-	6,302
Issuance of common stock for debt	914,982	915	129,085	-	130,000
Net loss	-	-	-	(517,600)	(517,600)
Balance, September 30, 2018	44,013,396	$44,013	$6,188,761	$(9,138,314)	$(2,905,540)

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(517,600)	$(979,774)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	134,711	192,891
Stock issued as part of loan agreement	6,302	10,230
Amortization of debt discount and deferred financing fees	636,068	253,505
Change in derivative liability	(564,864)	102,919
Change in accounts receivable	(16,548)	(109)
Change in inventory	43,977	14,531
Change in other current assets	(2,126)	(486)
Change in accounts payable	(18,129)	3,794
Change in accrued expenses	(12,000)	18,000
Net cash used in operating activities	(310,208)	(384,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	30,000
Proceeds from the issuance of debt-net	392,005	471,296
Advance from shareholders	-	10,000
Repayment of short-term debt	(600)	(75,000)
Repayment of related party advance	-	(596)
Repayment of convertible debt	(102,076)	-
Net cash provided by financing activities	289,328	435,700

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,880)	51,202

Cash and cash equivalents, beginning of period	48,440	14,326
Cash and cash equivalents, end of period	$27,561	$65,528

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$20,487	$30
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$392,005	$871,755
Value of embedded derivative liabilities	$-	$101,511
Stock issued for conversion of debt	$130,000	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and is launching a line of cannabis edibles such as cookies, brownies, and candies, through licensees and other relationships.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended September 30, 2018 and 2017, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2018 and 2017, respectively, which are included in the Company’s June 30, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 28, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended September 30, 2018 are not necessarily indicative of results for the entire year ending June 30, 2019.

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

	Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $103,440 and $41,824 for the three months ended September 30, 2018 and 2017, respectively. Of the $103,440 classified as “advertising costs”, $34,170.50 was related to packaging, and over 90% of that was related to the packaging design for the Nightfood ice cream launch.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 606 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

●

The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

E-commerce revenues. The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. The Company has not revised prior period balances for e-commerce revenues because the changes are not material.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2018 and June 30, 2018, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Stock-Based Compensation	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration	●	During the three months ended September 30, 2018, the Company did not have any one customer account for more than 10% of the revenue volume.

Receivables Concentration	●	As of September 30, 2018, the Company has one customer with an open accounts receivable.

Income Per Share	●	Net income per share data for both the three-month periods ending September 30, 2018 and 2017 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of September 30, 2018, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements		In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not been issued or financial statements have not been made available for issuance. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. The Company has received several tranches of capital from a friendly institutional investor, who we expect to continue to fund ongoing operations, as well as the development and launch of new products and intellectual property for Nightfood and MJ Munchies.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for September 30, 2018 and June 30, 2018, respectively.

5.	Inventories	●	Inventory consists of the following at September 30, 2018 and June 30 2018,

	September 30, 2018	June 30, 2018
Finished Goods	$56,139	$96,116
Packaging	3,093	7,093
TOTAL	$59,232	$103,209

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following at September 30, 2018 and June 30 2018,

	September 30, 2018	June 30, 2018
Vendor deposits - Other	$5,336	$3,491
TOTAL	$5,336	$3,491

7.	Other Current Liabilities	●	Other current liabilities consist of the following at September 30, 2018 and June 30 2018,

	September 30, 2018	June 30, 2018
Accrued consulting fees – related party	$185,974	$197,974
TOTAL	$185,974	$197,974

8.	Notes Payable	●	Notes Payable consist of the following at September 30, 2018,

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $48,647. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $4,931.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $45,551. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $4,617.

On November 15, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $9,452.

On December 27, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $14,708.

On January 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated January 10, 2018, in the amount of $110,000. The lender was Eagle Equities, LLC. The notes had a maturity of January 10, 2019 and interest rate of 8% per annum and was convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock was then listed for the twenty (20) trading days immediately prior to conversion.

This note has been successfully retired

On January 31, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated September 8, 2017, in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. Although this note is beyond the maturity date, the Company has a strong relationship with its investor, Eagle Equities. As such, Eagle has confirmed that there will be no penalties as a result of the note going beyond the initial term. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $0.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $13,372.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $17,600.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $115,000. The lender was Eagle Equities, LLC. The notes have a maturity of March 2, 2019 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $48,205.

On April 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 10, 2018, in the amount of $62,500. The lender was Eagle Equities, LLC. The notes have a maturity of April 10, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $32,877.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $130,685.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $141,939.

On June 18, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated October 18, 2017. The note was in the amount of in the amount of $52,500. The lender was Eagle Equities, LLC. The notes have a maturity of October 18, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $7,746.

On June 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated June 18, 2018, in the amount of $52,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 18, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $37,184.

On July 12, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $155,959.

On August 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated August 2, 2018, in the amount of $107,005. The lender was Eagle Equities, LLC. The notes have a maturity of August 2, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $89,708.

On September 7, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated September 7, 2018, in the amount of $78,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 7, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of September 30, 2018, the BCF was $72,871.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of September 30, 2018:

Convertible notes payable issued as of June 30, 2018	$633,870
Convertible notes payable issued as of September 30, 2018	392,005
Unamortized amortization of debt and beneficial conversion feature	160,300
Notes paid	(102,076)
Notes converted into shares of common stock	(130,000)
Balance at September 30, 2018	$954,099

9.	Derivative Liability

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

During the three month period ended September 30, 2018, the Company recorded a gain in fair value of derivative $564,864. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

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

	September 30, 2018	June 30, 2018
Bank loan	$400	$1,000
Total borrowings	400	1,000
Less: current portion	(400)	(1,000)
Long term debt	$-	$-

There was no interest expense incurred for the three months ended September 30, 2018 and 2017, respectively.

11.	Capital Stock Activity	●	The Company has 44,013,396 and 42,608,329 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2018 and June 30, 2018 respectively.

		●	During the three months ended September 30, 2018 the Company issued 445,598 shares of common stock for services valued at $134,711, issued 914,982 shares in regards to debt being converted into stock valued at $130,000 and issued 44,487 shares of common stock valued at $6,302 as part of a loan agreement and payment of interest as part of the debt conversion.

12.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. The 500,000 warrants shown below at an exercise price of $.15 have of which only 150,000 have vested. These warrants were issued as compensation for a four-year advisory agreement. Should the advisor complete the entire term of the engagement the remaining warrants will vest as follows; 150,000 warrants on July 24, 2019, another 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021.

The aggregate intrinsic value of the warrants as of September 30, 2018 is $102,075.

	Outstanding at			Outstanding
Exercise Price	June 30, 2018	Issued in 2019	Expired	September 30, 2018
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	500,000	-	-	500,000
$0.75	300,000	-	-	300,000
	1,405,000	-	-	1,405,000

13.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	September 30, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$1,735,953	$-	$-	$1,735,953
Total	$1,735,953	$-	$-	$1,735,953

	Fiscal 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$1,576,024	$-	$-	$1,576,024
Total	$1,576,024	$-	$-	$1,576,024

14.	Commitments and Contingencies:

The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four year Advisor Agreement of 500,000 warrants with an exercise price of $.15 of which 150,000 have vested, should the advisor complete the entire term of the engagement, 150,000 warrants will vest on July 24, 2019, another 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021.

Additional Consulting agreements call for two Individual Consultants to receive cash and stock bonuses for directly assisting the Company in hitting certain operational milestones, such as national television publicity, achieving revenues of $500,000 monthly, $1,000,000 monthly, and $3,000,000 quarterly.

15.	Related Party Transactions	●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three month period ended September 30, 2018 and reflected in the accrued expenses – related party with a balance of $185,974 and $197,974 at September 30, 2018 and June 30, 2018, respectively.

On December 8, 2017, Mr. Folkson acquired Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which will result in a reduction in the accrued consulting fees due him by $12,000. In addition, during the three months ended September 30, 2018, Folkson had been paid $18,000 against his total accrued balance to date.

●	In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 strike price which must be exercised within 15 days of the respective quarterly or annual filing

16.	Subsequent Events	●	On October 12, 2018, CEO and Director Sean Folkson opted to exercise 400,000 common stock warrants at a strike price of $.30 per share. To exercise these warrants, Folkson used $120,000 in accrued NightFood consulting fees, which accrued during the time Folkson did not receive any payment for his services from January 1, 2015 through November 28, 2017.

●

Between the dates of October 1, 2018 and November 9, 2018, investor Eagle Equities, LLC converted a total of $181,850.56 of principal and interest from outstanding notes into Company stock. 1,657,387 shares were issued in conjunction with these conversions, an average price of $.1097 per share.

●

Between the dates of October 1, 2018 and November 19, 2018, in the ordinary course of business, the Company has entered into consulting and influencer agreements with a number of influencers and Brand Ambassadors which call for the issuance of Company common stock as compensation. As of the time and date of this filing, the Company has committed to issue 20,039 shares in conjunction with said agreements. 10,000 of these shares have been issued and are accounted for in the outstanding share count reported in this Filing. An additional 10,039 shares have been committed and not yet issued as of the time of this filing.

		●	On October 5, 2018 the Company entered into a convertible promissory note a security purchase agreement dated October 5, 2018 and funded on October 5, 2018, in the amount of $104,000. The lender was Eagle Equities, LLC.

●

On November 15, 2018 the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2018 and funded on November 16, 2018, in the amount of $130,000. Proceeds from the note will be used for operating expenses and procuring ingredients and packaging for initial production of Nightfood ice cream. The lender was Eagle Equities, LLC.

		●	On November 19, 2018 the Company retired 500,000 shares of common stock that had been issued to a Consultant in November, 2017. The Consultant failed to deliver the advertising services that had been promised within the agreed-upon time frame. Management demanded the return of the shares and, with cooperation from the Consultant, the shares were returned and subsequently retired.

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

MJ Munchies, Inc. is a Nevada corporation formed in January of 2018 to exploit legally compliant opportunities in the CBD and marijuana edibles and related spaces. The Company intends to market some of these new products under the brand name “Half-Baked”. To date, this subsidiary and its operations have had a nominal impact on the financial statements contained herein.

Since inception, MJ Munchies has applied for U.S. Trademark protection for its brand of Half-Baked snacks, currently under development. The Company also applied for, and was granted, trademark protection in the state of California for the name Half-Baked for snacks containing THC. In addition, The Company acquired HalfBaked.com, and has secured other intellectual property in its portfolio, including a US Patent Application related to a proprietary ingredient it has developed for use in THC-infused edbiles.

NightFood, Inc. is a snack company focused on manufacturing and distribution of nutritional/snack foods that are appropriate for evening snacking. NightFood’s first product is the NightFood nutrition bar, available in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch). Over the last several months, the Company has also developed and introduced to market a line of eight flavors of Nightfood ice cream. The Company has conducted sales meetings with numerous major supermarket and drug chains, and has secured significant retail distribution for the ice cream. Product will begin appearing on shelves across the country in February of 2019.

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

DEVELOPMENT PLANS

With its 8 flavors of Nightfood ice cream rolling into retail in coming months, Nightfood has also been working to develop gluten-free versions of the Nightfood nutrition bar. The Company expects the retail rollout of the ice cream to boost online sales of Nightfood bars, and expects to introduce additional flavors of both the bars, and the ice cream during the course of calendar 2019.

Simultaneously, MJ Munchies is developing snacks and edibles in the marijuana space, including a line of cookies in the state of California. The Company is currently involved in licensing negotiations with several other parties, some of which could cause the Company to revise its immediate plans for introductions of certain products.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

RESULTS OF OPERATIONS FOR THE THREE AND THREE MONTH PERIOD ENDED

September 30, 2018 and September 30, 2017.

For the three months ended September 30, 2018 and September 30, 2017 we had revenues of $102,188 and $36,442 respectively and incurred an operating loss of $517,600 and $979,774 respectively. The revenue increases were the result of a Company focus on direct to consumer sales through the NightFood.com website and having NightFood products listed on Amazon. A result of this increase in sales is an increase on cost of goods sold from $26,026 for the three months ending September 30, 2017 to $40,658 for the three months ending September 30, 2018. As part of the direct-to-consumer initiative, the Company chose to increase spending on advertising and related expenses, resulting in an increase from $41,824 for the three months ending September 30, 2017 to $103,440 for the three months ending September 30, 2018. Management notes that the advertising number of $103,440 for the quarter includes over $34,000 in graphic design expenses related to the launch of Nightfood ice cream. SG&A increased from $44,056 for the three months ending September 30, 2017 to $175,484 for the three months ending September 30, 2018, and this increase was largely attributable to the management and scaling of our direct-to-consumer business, along with an increase in investor relations activities.

Professional fees decreased from $257,420 for the three months ending September 30, 2017 to $221,770 for the three months ending September 30, 2018. For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, we also experienced changes in derivative liabilities from $102,919 to ($564,864) and interest expense from $253,505 to $622,033. For the three months ended September 30, 2018, the Company recorded other expenses of $779 compared to $287,919 for the three months ended September 30, 2017. This decrease is attributable to the fact that in the three months ended September 30, 2017, the Company had significant non-cash items recorded as expenses in conjunction with successfully consolidating all Company debt with one investor, Eagle Equities, LLC. As a direct result of this successful consolidation, Management has been able to secure ongoing operating capital to launch new initiatives such as the Half-Baked line of cannabis edibles, and Nightfood ice cream, while minimizing dilution associated with the use of convertible notes from multiple lenders. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital, and allow the Company to grow operations and revenues in a meaningful way, ultimately increasing shareholder value.

Customers

For the three month period ending September 30, 2018, the majority of revenues resulted from sales of NightFood direct to consumer through the NightFood.com website and Amazon’s Fulfilled by Amazon program. As a result, no individual customer accounted for any significant percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had cash on hand of $27,561 and inventory value of $59,232.

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

Since our inception, we have sustained operating losses. During the three months ended September 30, 2018, we incurred a net loss of $517,600 compared to $979,774 for the three months ended September 30, 2017. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the three months ended September 30, 2018, net cash used in operating activities was $310,208 compared to $384,499 for the three months ended September 30, 2017. The majority of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the three months ended September 30, 2018, net cash aggregating $289,328 was provided by financing activities, compared to $435,701 for the three months ended September 30, 2017.

From our inception in January 2010 through September 30, 2018, we have generated an accumulated deficit of approximately $9,138,313, compared to $8,620,714 from inception through June 30, 2018. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to two quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement was retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015. On June 6, 2018, The Company and Folkson agreed to an extension of the agreement, which would run from July 1, 2018 through June 30, 2019. The monthly compensation remained at $6,000 in monthly consulting fees. This new Agreement also contained additional compensation in the form of bonuses which will be earned by Folkson when the Company reports its first quarter with revenues in excess of $1,000,000. Folkson will earn an additional bonus when the Company reports its first quarter with revenues in excess of $3,000,000. Upon the filing of the first quarter with revenues in excess of $1,000,000, Folkson shall earn 1,000,000 warrants with a strike price of $.50. Upon the filing of the first quarter with revenues in excess of $3,000,000, Folkson shall earn 3,000,000 warrants with a strike price of $.50.

On October 12, 2018, Folkson opted to exercise 400,000 common stock warrants at a strike price of $.30 per share. To exercise these warrants, Folkson used $120,000 in accrued NightFood consulting fees.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2018.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: November 19, 2018	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)