Form 10-Q
period 2018-12-31
NightFood Holdings, Inc.
filed 2019-02-19
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 19, 2019, the registrant had outstanding 49,807,555 shares of common stock.

i

NightFood Holdings, Inc.

Financial Statements

For the six months ended December 31, 2018 and December 31, 2017

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and June 30, 2018	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2018 and 2017	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended December 31, 2018	F-3
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2018 and 2017	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-18

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS

Current assets :
Cash	$81,487	$48,440
Inventories	96,913	103,209
Other current assets	21,127	3,210
Total current assets	199,527	154,859

Total assets	$199,527	$154,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$202,991	$215,782
Accrued expense-related party	53,974	197,974
Convertible notes payable – net of discount	1,121,795	633,870
Fair value of derivative liabilities	1,601,890	1,765,187
Short-term borrowings	-	1,000
Total current liabilities	2,980,651	2,813,813

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 46,421,048 issued and outstanding as of December 31, 2018 and 42,608,329 outstanding as of June 30, 2018, respectively)	46,421	42,608
Additional paid in capital	6,765,181	5,919,152
Accumulated deficit	(9,592,725)	(8,620,714)
Total stockholders’ deficit	(2,781,123)	(2,658,954)
Total Liabilities and Stockholders’ Deficit	$199,527	$154,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended December 31, 2018	For the six months ended December 31, 2017	For the three months ended December 31, 2018	For the three months ended December 31, 2017
Revenues	$136,859	$108,726	$34,671	$72,284

Operating expenses
Cost of product sold	55,191	85,429	14,533	59,403
Advertising and promotional	180,423	102,372	76,983	60,548
Selling, general and administrative	304,320	315,984	128,836	172,644
Professional Fees	303,300	472,782	81,529	215,542
Total operating expenses	843,234	976,567	301,881	508,137

Loss from operations	(706,375)	(867,841)	(267,210)	(435,853)

Interest expense - shareholder	19,363	3,988	13,061	1,257
Change in derivative liability	(781,127)	250,465	(216,263)	147,546
Interest expense - other	1,026,621	444,441	390,403	190,936
Other expense	779	651,778	-	463,146
Total other expense	265,636	1,350,672	187,201	802,885

Provision for income tax	-	-	-	-

Net loss	$(972,011)	$(2,218,513)	$(454,411)	$(1,238,738)

Basic and diluted net loss per common share	$(0.02)	$(0.07)	$(0.01)	$(0.04)

Weighted average shares of capital outstanding – basic and diluted	44,232,859	31,846,459	45,343,826	33,172,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2018	42,608,329	$42,608	$5,919,152	$(8,620,714)	$(2,658,954)
Common stock issued for services	80,411	80	111,153	-	111,233
Common stock issued for interest	175,380	175	19,187	-	19,363
Common stock issued for accounts payable	106,957	107	24,493	-	24,600
Issuance of warrants	400,000	400	119,600	-	120,000
Beneficial Conversion for debt discount	-	-	227,145	-	227,145
Issuance of common stock for debt	3,049,971	3,050	344,450	-	347,500
Net loss	-	-	-	(972,011)	(972,011)
Balance, December 31, 2018	46,421,048	$46,420	$6,765,180	$(9,592,725)	$(2,781,123)

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31, 2018	For the six months ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(972,011)	$(2,218,513)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	111,233	260,156
Stock issued for conversion of debt	-	117,000
Stock issued as part of loan agreement	19,363	3,988
Amortization of debt discount and deferred financing fees	1,026,471	679,714
Change in derivative liability	(781,127)	250,465
Change in accounts receivable	-	61
Change in inventory	6,296	85,750
Change in other current assets	(17,917)	(71,475)
Change in accounts payable	11,811	23,937
Change in accrued expenses	(24,000)	12,000
Net cash used in operating activities	(619,882)	(856,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	36,117
Proceeds from the issuance of debt-net	756,005	884,093
Advance from shareholders	-	10,800
Repayment of short-term debt	(1,000)	(1,096)
Repayment of convertible debt	(102,076)	(75,000)
Net cash provided by financing activities	652,928	854,914

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,046	(2,004)

Cash and cash equivalents, beginning of period	48,440	14,326
Cash and cash equivalents, end of period	$81,487	$12,322

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$19,363	$30
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$-	$871,755
Value of embedded derivative liabilities	$-	$101,511
Stock issued for conversion of debt	$347,500	$0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and is launching a line of cannabis edibles such as cookies, brownies, and candies, through licensees and other relationships.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) months ended December 31, 2018 and 2017, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2018 and 2017, respectively, which are included in the Company’s June 30, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 28, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended December 31, 2018 are not necessarily indicative of results for the entire year ending June 30, 2019.

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

	Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $180,423 and $102,372 for the six months ended December 31, 2018 and 2017, respectively. Of the $180,423 classified as “advertising costs”, $18,000 was for public relations, $73,572 was related to packaging design and production set-up for the ice cream launch. Only 41% of this total was for what would be considered by many to be advertising in the form of paid advertisements.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 606 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2018 and June 30, 2018, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Stock-Based Compensation	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration	●	During the six months ended December 31, 2018, the Company had one customer account for 11.9% of the revenue volume. As the Company is moving away from a direct-to-consumer model, and more towards wholesaling to large accounts, it is anticipated fewer large customers will begin to comprise total revenues in coming quarters.

Receivables Concentration	●	As of December 31, 2018, the Company did not have any open accounts receivable.

Income Per Share	●	Net income per share data for both the six-month periods ending December 31, 2018 and 2017 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of December 31, 2018, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements		In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

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

The standard will be effective for us beginning July 1, 2019. The standard may have a material impact on our balance sheets in the future if we entered into new leases, but will not have a material impact on our statement of operations. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

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

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. The Company has received several tranches of capital from a friendly institutional investor, who we expect to continue to fund ongoing operations, as well as the development and launch of new products and intellectual property for Nightfood and MJ Munchies.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for December 31, 2018 and June 30, 2018, respectively.

5.	Inventories	●	Inventory consists of the following at December 31, 2018 and June 30, 2018,

	December 31, 2018	June 30, 2018
Finished Goods	$43,520	$96,116
Packaging	53,393	7,093
TOTAL	$96,913	$103,209

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following at December 31, 2018 and June 30, 2018,

	December 31, 2018	June 30, 2018
Vendor deposits - Other	$21,127	$3,210
TOTAL	$21,127	$3,210

7.	Other Current Liabilities	●	Other current liabilities consist of the following at December 31, 2018 and June 30, 2018,

	December 31, 2018	June 30, 2018
Accrued consulting fees – related party	$53,974	$197,974
TOTAL	$53,974	$197,974

8.	Notes Payable	●	Notes Payable consist of the following at December 31, 2018,

On September 8, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $222,750. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $0.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $48,647. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $0.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $45,551. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $0.

On November 15, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $0.

On December 27, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $0.

This note has been successfully retired.

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

This note has been successfully retired

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $0.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $0.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $115,000. The lender was Eagle Equities, LLC. The notes have a maturity of March 2, 2019 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $20,479.

On April 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 10, 2018, in the amount of $62,500. The lender was Eagle Equities, LLC. The notes have a maturity of April 10, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $17,123.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $73,973.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $88,421.

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

This note has been successfully retired

On June 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated June 18, 2018, in the amount of $52,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 18, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $24,077.

On July 12, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $103,784.

On August 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated August 2, 2018, in the amount of $107,005. The lender was Eagle Equities, LLC. The notes have a maturity of August 2, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $62,737.

On September 7, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated September 7, 2018, in the amount of $78,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 7, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $53,211.

On October 5, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated October 5, 2018, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of October 5, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $79,211.

On November 16, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated November 16, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 16, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $113,260.

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of December 31, 2018, the BCF was $124,383.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of December 31, 2018:

Convertible notes payable issued as of June 30, 2018	$633,870
Convertible notes payable issued as of December 31, 2018	756,005
Unamortized amortization of debt and beneficial conversion feature	181,496
Notes paid	(102,076)
Notes converted into shares of common stock	(347,500)
Balance at December 31, 2018	$1,121,795

9.	Derivative Liability

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

During the six month period ended December 31, 2018, the Company recorded a gain in fair value of derivative $781,127. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

10.	Short and long term Borrowings	●	On November 24, 2010, the Company entered into a Small Business Working Capital Loan with a well-established Bank. The loan is personally guaranteed by the Company’s Chief Executive Officer, which is further guaranteed for 90% by the United States Small Business Administration (SBA).

The term of the loan is seven years until full amortization and currently carries an 9.75% interest rate, which is based upon Wall Street Journal (“WSJ”) Prime 5.00 % Plus 4.75% and is adjusted quarterly. Monthly principal payments are required during this 84 month period. This note was satisfied during the second quarter ended December 31, 2018.

	December 31, 2018	June 30, 2018
Bank loan	$-	$1,000
Total borrowings	-	1,000
Less: current portion	-	(1,000)
Long term debt	$-	$-

There was no interest expense incurred for the six months ended December 31, 2018 and 2017, respectively.

11.	Capital Stock Activity	●	The Company has 46,421,048 and 42,608,329 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2018 and June 30, 2018 respectively.

●

During the six months ended December 31, 2018 the Company issued 580,411 shares of common stock for services valued at $161,233, cancelled 500,000 shares at a value of $50,000, issued 3,049,971 shares in regards to debt being converted into stock valued at $347,500, issued 106,957 shares in regards of relieving an accounts payable liability valued at $24,600, issued 400,000 shares in regards to the exercise of warrants valued at $120,000 to CEO Sean Folkson, and issued 175,380 shares of common stock valued at $19,363 as part of a loan agreement and payment of interest as part of the debt conversion.

12.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. Of the 500,000 warrants shown below at an exercise price of $.15, only 150,000 have vested as of the date of this filing. These warrants were issued as compensation for a four-year advisory agreement. Should the advisor complete the entire term of the engagement the remaining warrants will vest as follows; 150,000 warrants on July 24, 2019, another 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021.

The aggregate intrinsic value of the warrants as of December 31, 2018 is $3,720.

	Outstanding at			Outstanding
Exercise Price	June 30, 2018	Issued in 2019	Expired	December 31, 2018
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	500,000	(400,000)	-	100,000
$0.75	300,000	-	-	300,000
	1,405,000	(400,000)	-	1,005,000

13.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	December 31, 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$1,882,453	$-	$-	$1,882,453
Total	$1,882,453	$-	$-	$1,882,453

	Fiscal 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$1,576,024	$-	$-	$1,576,024
Total	$1,576,024	$-	$-	$1,576,024

14.	Commitments and Contingencies:

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

CEO Sean Folkson has a consulting agreement which will reward him with 1,000,000 warrants at a strike price of $.50 when the Company records its first quarter with revenues over $1,000,000, and an additional 3,000,000 warrants with a $.50 strike price when the Company records its first quarter with revenues over $3,000,000.

15.	Related Party Transactions	●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three month period ended December 31, 2018 and reflected in the accrued expenses – related party with a balance of $53,974 and $197,974 at December 31, 2018 and June 30, 2018, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. In addition, during the six months ended December 31, 2018, Folkson had been paid $36,000 against his total accrued balance to date.

●	In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 strike price which must be exercised within 15 days of the respective quarterly or annual filing

●

On February 4, 2019, the Company entered into a “Lock-Up” Agreement with Folkson whereby Folkson has agreed to not transfer, sell, or otherwise dispose of any shares of his NGTF stock during the next twelve months.

As part of this agreement, Folkson received warrants to acquire 400,000 shares of NGTF common stock at an exercise price of $.30 per share. All warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term. Folkson may not transfer, sell, or otherwise dispose of these warrants at any time, as there are no transfer rights provided for in the Agreement.

16.	Subsequent Events	●	Between the dates of January 1, 2019 and February 15, 2019, investor Eagle Equities, LLC converted a total of $313,777 of principal and interest from outstanding notes into Company stock. 3,204,557 shares were issued in conjunction with these conversions, an average price of $.0979 per share.

		●	On January 28, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC.

		●	On January 11, 2019, Registrant’s SEC attorney Frank Hariton agreed to convert $16,000 in Registrant Accounts Receivable to stock. With a previous close at $.22, the two parties agreed that $.16/share of restricted stock was fair compensation for the outstanding debt. The Company issued 100,000 shares and eliminated the payable.

●

On February 4, 2018, the Registrant entered into a “Lock Up” Agreements with its largest shareholder, Sean Folkson, owner of 16,753,568 shares. Folkson has agreed to not transfer, sell, or otherwise dispose of any shares of his NGTF stock during the next twelve months.

As part of this agreement, Folkson received warrants to acquire 400,000 shares of NGTF common stock at an exercise price of $.30 per share. All warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term.

This event was disclosed on a Form 8K dated February 6, 2019

●

On February 6, 2019, the Registrant entered into a “Leak-Out” Agreement with Peter Leighton, former affiliate and owner of 4,000,000 shares, which will restrict Leighton’s ability to sell, transfer, or otherwise dispose of his shares above a certain, mutually agreed-upon monthly threshold.

This event was disclosed on a Form 8K dated February 6, 2019

		●	Between the dates of January 1, 2019 and February 14, 2019, in the ordinary course of business, the Company issued 86,600 shares for services to vendors and consultants.

		●	On February 8, 2019, the Registrant’s common stock, traded under the symbol NGTF, was approved for trading on the OTCQB, effective February 11, 2019.

●

On February 15, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded February 15, 2019, in the amount of $100,000. The lender was Eagle Equities, LLC.

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

Since inception, MJ Munchies has applied for U.S. Trademark protection for its brand of Half-Baked snacks, currently under development. The Company also applied for, and was granted, trademark protection in the state of California for the name Half-Baked for snacks containing THC. In addition, The Company acquired HalfBaked.com, and has secured other intellectual property in its portfolio, including a US Patent Application related to a proprietary ingredient it has developed for use in THC-infused edibles.

NightFood, Inc. is a snack company focused on manufacturing and distribution of Nightfood nighttime ice cream. With a national rollout currently underway, product will begin appearing on shelves across the country in February of 2019.

On February 7, 2019, it was announced that the Nightfood ice cream line was voted best new ice cream of 2019 in a survey of over 40,000 consumers. Global market research giant Kantar conducted the survey, and the result was that Nightfood won the prestigious Product of the Year award. As announced in a recent news release, the benefits of this award include millions of dollars in publicity through national and regional media outlets, enhanced consumer perception, and stronger consumer trial at retail.

Management is confident consumer demand exists for better nighttime snacking options, and that they are pioneering a new consumer category consisting of nighttime specific snacks. This confidence is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond.

It is estimated that over $50 billion is spent annually in the United States on snacks that are consumed between dinner and bed. Company management believes that a significant percentage of that consumer spend will move from conventional snacks to nighttime specific snacks in coming years.

The Nightfood Scientific Advisory Board is made up of leading sleep and nutrition experts, who help Nightfood deliver on its brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Dr. Broch also has a master’s degree in human nutrition. This unique combination allowed her to play an important role in the reformulation of our nutrition bars, and the development of Nightfood ice cream. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

DEVELOPMENT PLANS

With its 8 flavors of Nightfood ice cream currently rolling into retail, Nightfood has already begun identifying new flavors for development, and sourcing ingredients so that it may extend the line with more gluten free flavors, and eventually introduce dairy-free options as well.

MJ Munchies recently signed a Letter of Intent to enter into a licensing agreement with Global Consortium, Inc., a company currently in the business of manufacturing and distributing marijuana-infused edible products. Under this proposed agreement, Global Consortium would be granted the rights to manufacture and distribute products under Munchies’ Half-Baked™ mark. Global Consortium reported over $600,000 in sales in the quarter ending September 30, 2018 and reported selling over $2,000,000 in CBD products for 2018.  Subsidiary Infused Edibles has what is believed to be the broadest selection of infused product SKUs.  As of the date of this filing, the two Parties are working together to finalize and execute the licensing agreement.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

Because management expects rapid growth in terms of both distribution and sales velocity in the coming months and years, we do not believe that our business will be seasonal to any material degree until full national penetration has been established.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED

December 31, 2018 and December 31, 2017.

For the three months ended December 31, 2018 and December 31, 2017 we had revenues of $34,671 and $72,284 respectively and incurred an operating loss of $454,411 and $1,238,738 respectively. The revenue decrease is the result of a Company shift away direct to consumer sales of Nightfood bars through the NightFood.com website and Amazon, as we chose to reallocate resources for the national rollout of Nightfood ice cream. A result of this decrease in sales is a decrease in cost of goods sold from $59,403 for the three months ending December 31, 2017 to $14,533 for the three months ending December 31, 2018. The Company chose to decrease spending on advertising and related expenses. While our income statement shows an increase in “Advertising and Promotional” from $60,548 for the three months ending December 31, 2017 to $76,983 for the three months ending December 31, 2018, it’s important to note that paid advertising and consumer promotional expense decreased from $52,513 for the three months ending December 31, 2017 to $24,417 for the three months ending December 31, 2018. Making up the majority of the $76,983 for this most recent quarter was the design and production set up costs for the new ice cream packaging, which has tested exceptionally well with consumers, and we believe will be a tremendous asset as we grow. SG&A decreased from $172,644 for the three months ending December 31, 2017 to $128,836 for the three months ending December 31, 2018, and this decrease was largely attributable to the reduction in resources put towards direct to consumer sales of Nightfood bars in preparation for the national ice cream rollout.

For the six months ended December 31, 2018 and December 31, 2017 we had revenues of $136,859 and $108,726 respectively and incurred an operating loss of $972,011 and $2,218,513 respectively. The revenue increase was the result of greater revenue from direct to consumer sales of Nightfood bars through the NightFood.com website and Amazon, in Q1. Despite the increase in sales, Cost of Product Sold actually decreased from $85,429 for the six months ended December 31, 2017 to $55,191 for the six months ended December 31, 2018 due to a shift in the balance of sales between Nightfood.com and Amazon, and how expenses related to selling on Amazon were recorded. “Advertising and Promotional” increased from $102,372 for the six months ending December 31, 2017 to $180,423, with much of this increase accounted for by expenses related to the design and production set up costs for the new ice cream packaging, which has tested exceptionally well with consumers, and we believe will be a tremendous asset as we grow. SG&A decreased from $315,984 for the six months ending December 31, 2017 to $304,320 for the six months ending December 31, 2018.

Professional fees decreased from $215,542 for the three months ending December 31, 2017 to $81,529 for the three months ending December 31, 2018. For the three months ended December 31, 2018 compared to the three months ended December 31, 2017, we also experienced changes in derivative liabilities from ($216,263) to $147,546 and interest expense from $490,403 to $190,936. For the three months ended December 31, 2018, the Company recorded other expenses of $0 compared to $463,146 for the three months ended December 31, 2017. This decrease is attributable to the fact that there was no need to restructure or consolidate debt in the current quarter. As a direct result of the prior successful consolidation, Management has been able to secure ongoing operating capital to launch new initiatives such as the Half-Baked line of cannabis edibles, and Nightfood ice cream, while minimizing dilution associated with the use of convertible notes from multiple lenders. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital, and allow the Company to grow operations and revenues in a meaningful way, ultimately increasing shareholder value.

Professional fees decreased from $472,782 for the six months ending December 31, 2017 to $303,300 for the six months ending December 31, 2018. For the six months ended December 31, 2018 compared to the six months ended December 31, 2017, we also experienced changes in derivative liabilities from ($781,127) to $250,465 and interest expense from $1,026,621 to $444,441. For the six months ended December 31, 2018, the Company recorded other expenses of $779 compared to $651,778 for the six months ended December 31, 2017. This decrease is attributable to the fact that there was no need to restructure or consolidate debt in the current fiscal year. As a direct result of the prior successful consolidation, Management has been able to secure ongoing operating capital to launch new initiatives such as the Half-Baked line of cannabis edibles, and Nightfood ice cream, while minimizing dilution associated with the use of convertible notes from multiple lenders. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital, and allow the Company to grow operations and revenues in a meaningful way, ultimately increasing shareholder value.

Customers

For the three month period ending December 31, 2018, the majority of revenues resulted from sales of NightFood direct to consumer through the NightFood.com website and Amazon’s Fulfilled by Amazon program. As the Company continues to shift away from direct-to-consumer e-commerce, and towards a wholesale approach for the national ice cream rollout, it is expected that future revenues will be more concentrated.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had cash on hand of $81,487 and inventory value of $96,913.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has a strong ongoing relationship with Eagle Equities and we expect Eagle to continue to fund our projected growth over the next several quarters at terms that have become more favorable to the Company due to certain milestones management has achieved. We believe that our current capitalization structure, combined with ongoing increases in revenues, will enable us to achieve successful financings to continue our growth. In the short term, the Company plans to continue to take advantage of convertible notes as a financing vehicle, as it allows for today’s operating capital to be either repaid, or converted to equity at future valuations, which management views as beneficial to shareholders.

With the recent excitement surrounding the national launch of Nightfood ice cream, Management has received overtures from more traditional equity capital sources. However, Management does not believe accepting equity capital at current valuations is in the best interest of shareholders, in light of the rapid growth in distribution and revenue that are expected in the coming months. Management has made these investors aware that it does intend to accept equity funding at acceptable valuations at some future point, and will use that capital to clear debt from the balance sheet, and fund ongoing expansion and growth.

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

Since our inception, we have sustained operating losses. During the three months ended December 31, 2018, we incurred a net loss of $454,411 compared to $1,238,738 for the three months ended December 31, 2017. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the six months ended December 31, 2018, net cash used in operating activities was $619,882 compared to $856,917 for the six months ended December 31, 2017. The majority of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the six months ended December 31, 2018, net cash aggregating $652,928 was provided by financing activities, compared to $854,914 for the three months ended December 31, 2017.

From our inception in January 2010 through December 31, 2018, we have generated an accumulated deficit of approximately $9,592,725, compared to $8,620,714 from inception through June 30, 2018. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to two quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

As of February 8, 2017, we entered into two agreements with Black Forest, an Equity Purchase Agreement (the “EPA”) and a Registration Rights Agreement (the “RRA”). The two agreements were filed as exhibits to the Registrant’s Current Report on Form 8-K dated February 8, 2017, and this Registration Statement was filed in order for us to fulfill our obligations under the RRA. The following summary is qualified in its entirety by reference to such exhibits to our Form 8-K. On August 24, 2017, the Company issued its first and, to date, only “put notice” to Black Forest and delivered Black Forest 264,085 shares of common stock in exchange for $30,000.

We intend to rely on the sale of stock in private placements, and the issuance of more debt, to fund our operations. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations. The Company has received several tranches of capital from a friendly institutional investor, who has been our primary source of capital for the last 17 months. We expect this investor to continue to fund ongoing operations, as well as the development and launch of new products and intellectual property for Nightfood and MJ Munchies.

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

On October 12, 2018, Folkson opted to purchase 400,000 shares of common stock at $.30 per share, by exercising warrants. To make this purchase, Folkson used $120,000 in accrued NightFood consulting fees.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended December 31, 2018.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: February 19, 2019	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)