Form 10-Q
period 2019-03-31
NightFood Holdings, Inc.
filed 2019-05-14
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Nightfood Holdings, Inc Common Stock	NGTF	OTCQB

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 14, 2019, the registrant had outstanding 52,997,543 shares of common stock.

i

NightFood Holdings, Inc.

Financial Statements

For the nine months ended March 31, 2019 and March 31, 2018

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and June 30, 2018	F-1
Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2019 and 2018	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended March 31, 2019	F-3
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2019 and 2018	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-18

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS

Current assets :
Cash	$37,446	$48,440
Accounts receivable - net	85,604	-
Inventories	314,966	103,209
Other current assets	22,019	3,210
Total current assets	460,035	154,859

Total assets	$460,035	$154,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$284,845	$215,782
Accrued expense-related party	45,974	197,974
Convertible notes payable – net of discount	741,959	633,870
Fair value of derivative liabilities	970,010	1,765,187
Short-term borrowings	-	1,000
Total current liabilities	2,042,788	2,813,813

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 52,980,943 issued and outstanding as of March 31, 2019 and 42,608,329 outstanding as of June 30, 2018, respectively)	52,981	42,608
Additional paid in capital	10,167,577	5,919,152
Accumulated deficit	(11,803,311)	(8,620,714)
Total stockholders’ deficit	(1,582,753)	(2,658,954)
Total Liabilities and Stockholders’ Deficit	$460,035	$154,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended March 31, 2019	For the nine months ended March 31, 2018	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Revenues	$296,434	$136,458	$159,575	$27,732

Operating expenses
Cost of product sold	129,634	101,807	74,443	16,378
Advertising and promotional	285,700	132,831	105,277	30,459
Selling, general and administrative	432,095	441,545	127,775	125,561
Professional Fees	449,554	982,601	146,254	509,819
Total operating expenses	1,296,983	1,658,784	453,749	682,217

Loss from operations	(1,000,549)	(1,522,326)	(294,174)	(654,485)

Interest expense - shareholder	89,750	9,517	(100)	5,529
Change in derivative liability	596,033	187,255	1,377,160	(63,210)
Interest expense - other	1,495,485	790,831	539,352	346,390
Other expense	779	1,068,386	-	416,608
Total other expense	2,182,047	2,055,989	1,916,412	705,317

Provision for income tax	-	-	-	-

Net loss	$(3,182,596)	$(3,578,315)	$(2,210,586)	$(1,359,802)

Basic and diluted net loss per common share	$(0.07)	$(0.11)	$(0.04)	$(0.04)

Weighted average shares of capital outstanding – basic and diluted	46,021,658	33,718,520	49,678,759	37,545,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2018	42,608,329	$42,608	$5,919,152	$(8,620,714)	$(2,658,954)
Common stock issued for services	165,168	165	164,647	-	164,812
Common stock issued for interest	641,865	642	89,108	-	89,750
Common stock issued for accounts payable	281,957	282	63,568	-	63,850
Common stock issued for cash	84,389	84	49,916	-	50,000
Issuance of warrants	400,000	400	119,600	-	120,000
Beneficial Conversion for debt discount	-	-	2,546,432	-	2,546,432
Issuance of common stock for debt	8,799,235	8,800	1,215,153	-	1,223,953
Net loss	-	-	-	(3,182,596)	(3,182,596)
Balance, March 31, 2019	52,980,943	$52,981	$10,167,577	$(11,803,310)	$(1,582,752)

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2019	For the nine months ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,182,596)	$(3,578,315)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	164,812	476,900
Stock issued as part of loan agreement	89,750	9,517
Amortization of debt discount and deferred financing fees	1,495,334	1,499,255
Change in derivative liability	596,033	187,255
Change in accounts receivable	(85,604)	382
Change in inventory	(211,757)	(29,986)
Change in other current assets	(18,809)	1,170
Change in accounts payable	132,914	(21,425)
Change in accrued expenses	(32,000)	18,000
Net cash used in operating activities	(1,051,923)	(1,437,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	50,000	36,117
Proceeds from the issuance of debt-net	1,094,005	1,714,093
Advance from shareholders	-	10,800
Repayment of short-term debt	(1,000)	(1,496)
Repayment of related party advance	-	(11,795)
Repayment of convertible debt	(102,076)	(316,500)
Net cash provided by financing activities	1,040,929	1,431,219

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,994)	(6,028)

Cash and cash equivalents, beginning of period	48,440	14,326
Cash and cash equivalents, end of period	$37,446	$8,298

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$89,750	$20,723
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$392,005	$1,559,886
Value of embedded derivative liabilities	$-	$522,722
Stock issued for conversion of debt	$1,223,953	$292,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and is launching a line of cannabis edibles such as cookies, brownies, and candies, through licensees and other relationships.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the nine (9) months ended March 31, 2019 and 2018, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2018 and 2017, respectively, which are included in the Company’s June 30, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on September 28, 2018. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) months ended March 31, 2019 are not necessarily indicative of results for the entire year ending June 30, 2019.

We may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

	Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

	Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

	Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

	Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $285,700 and $132,831 for the nine months ended March 31, 2019 and 2018, respectively. Of the $285,700 classified as “advertising costs”, $90,000 was for public relations, $73,572 was related to website design, packaging design and production set-up for the ice cream launch. Only 32% of this total was for what would be considered by many to be advertising in the form of paid advertisements.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue is recorded pursuant to FASB Topic 606 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2019 and June 30, 2018, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Stock-Based Compensation	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration	●	During the nine months ended March 31, 2019, the Company had one customer account for 17.6% of the revenue volume. As the Company is moving away from a direct-to-consumer model, and more towards wholesaling to large accounts, it is anticipated fewer large customers will begin to comprise total revenues in coming quarters.

Receivables Concentration	●	As of March 31, 2019, the Company had one customer accounting approximately, 43% of the outstanding balance and two customers having approximately 27% and 20% respectively of the outstanding balance.

Income Per Share	●	Net income per share data for both the nine-month periods ending March 31, 2019 and 2018 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding. As of March 31, 2019, there are no outstanding common stock equivalents.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Recent Accounting Pronouncements		In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurements of Financial Assets and Financial Liabilities. The standard will be effective for us beginning January 1, 2019. We are currently evaluating the impact of this standard on our financial statements, including accounting policies, processes, and systems.

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

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. The Company has received several tranches of capital from a friendly institutional investor, who we expect to continue to fund ongoing operations, as well as the development and launch of new products and intellectual property for Nightfood and MJ Munchies.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 or 45 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for March 31, 2019 and June 30, 2018, respectively.

5.	Inventories	●	Inventory consists of the following at March 31, 2019 and June 30, 2018,

	March 31, 2019	June 30, 2018
Finished goods - bars	$37,322	$96,116
Finished goods - ice cream	229,169	-
Raw material - ingredients	18,192	-
Packaging	30,283	7,093
TOTAL	$314,966	$103,209

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following at March 31, 2019 and June 30, 2018,

	March 31, 2019	June 30, 2018
Vendor deposits - Other	$22,019	$3,210
TOTAL	$22,019	$3,210

7.	Other Current Liabilities	●	Other current liabilities consist of the following at March 31, 2019 and June 30, 2018,

	March 31, 2019	June 30, 2018
Accrued consulting fees – related party	$45,974	$197,974
TOTAL	$45,974	$197,974

8.	Notes Payable	●	Notes Payable consist of the following at March 31, 2019,

On September 8, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $222,750. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.  As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $48,647. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $45,551. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On November 15, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On December 27, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

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

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $115,000. The lender was Eagle Equities, LLC. The notes have a maturity of March 2, 2019 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On April 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 10, 2018, in the amount of $62,500. The lender was Eagle Equities, LLC. The notes have a maturity of April 10, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $18,493.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $36,066.

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

This note has been successfully retired.

On June 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated June 18, 2018, in the amount of $52,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 18, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On July 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $52,743.

On August 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated August 2, 2018, in the amount of $107,005. The lender was Eagle Equities, LLC. The notes have a maturity of August 2, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On September 7, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated September 7, 2018, in the amount of $78,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 7, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $0.

This note has been successfully retired.

On October 5, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated October 5, 2018, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of October 5, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $53,567.

On November 16, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated November 16, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 16, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $81,205.

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $92,580.

On January 28, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 28, 2020 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $187,986.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature ( BCF ) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of March 31, 2019, the BCF was $75,183.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of March 31, 2019:

Convertible notes payable issued as of June 30, 2018	$633,870
Convertible notes payable issued as of March 31, 2019	1,094,005
Unamortized amortization of debt and beneficial conversion feature	340,113
Notes paid	(102,076)
Notes converted into shares of common stock	(1,223,953)
Balance at March 31, 2019	$741,959

9.	Derivative Liability

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

During the nine month period ended March 31, 2019, the Company recorded a loss in fair value of derivative $596,033. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

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

	March 31, 2019	June 30, 2018
Bank loan	$-	$1,000
Total borrowings	-	1,000
Less: current portion	-	(1,000)
Long term debt	$-	$-

There was no interest expense incurred for the nine months ended March 31, 2019 and 2018, respectively.

11.	Capital Stock Activity	●	The Company has 52,980,943 and 42,608,329 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2019 and June 30, 2018 respectively.

		●	During the nine months ended March 31, 2019 the Company issued 665,168 shares of common stock for services valued at $204,812, cancelled 500,000 shares at a value of $50,000, issued 8,799,235 shares in regards to debt being converted into stock valued at $1,223,953, issued 281,957 shares in regards of relieving an accounts payable liability valued at $63,850, issued 400,000 shares in regards to the exercise of warrants valued at $120,000 to CEO Sean Folkson, issued 84,389 shares valued at $50,000 for cash, and issued 641,865 shares of common stock valued at $89,750 as part of a loan agreement and payment of interest as part of the debt conversion.

12.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. Of the 500,000 warrants shown below at an exercise price of $.15, only 150,000 have vested as of the date of this filing. These warrants were issued as compensation for a four-year advisory agreement. Should the advisor complete the entire term of the engagement the remaining warrants will vest as follows; 150,000 warrants on July 24, 2019, another 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021.

The aggregate intrinsic value of the warrants as of March 31, 2019 is $332,250.

	Outstanding at			Outstanding
Exercise Price	June 30, 2018	Exercised in 2019	Expired	March 31, 2019
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	500,000	(400,000)	-	100,000
$0.75	300,000	-	-	300,000
	1,405,000	(400,000)	-	1,005,000

13.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	March 31, 2019 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$1,344,000	$-	$-	$1,344,000
Total	$1,344,000	$-	$-	$1,344,000

	Fiscal 2018 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$1,576,024	$-	$-	$1,576,024
Total	$1,576,024	$-	$-	$1,576,024

14.	Commitments and Contingencies:

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

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $24,000 is reflected in professional fees for the three month period ended March 31, 2019 and reflected in the accrued expenses – related party with a balance of $45,974 and $197,974 at March 31, 2019 and June 30, 2018, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. In addition, during the nine months ended March 31, 2019, Folkson had been paid $36,000 against his total accrued balance to date.

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

16.	Subsequent Events	●	On May 6, 2019, the Registrant completed the issuance of a total of 63,750 shares to two consultants and 30 brand ambassadors.

		●	On April 29, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC.

		●	On April 29, 2019, the Registrant entered into a distribution and marketing partnership agreement with a direct-delivery retail partner.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as well as the other information set forth herein.

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

NightFood, Inc. is a snack company focused on manufacturing and distribution of Nightfood nighttime ice cream. The Nightfood ice cream national rollout began in the early part of calendar 2019. The Company secured distribution in multiple regional supermarket chains within four months of manufacturing its first pint.

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

DEVELOPMENT PLANS

Eight flavors of Nightfood ice cream are currently available at retail. The research & development team has already begun working with the on additional flavors of ice cream and dairy-free options. These new products are expected to be available for sampling and presentation, along with all existing flavors, when most of the major supermarket chains hold their ice cream review period in September and October of this year.

In addition to the stated goal of securing distribution in 10,000 retail outlets by March 31, 2020, Nightfood recently entered into a partnership with goPuff, the world’s first digital convenience retailer. This partnership allows for Nightfood to market its ice cream directly to high-volume consumers who can then place an order through the goPuff website or app, and have their Nightfood delivered in under 30 minutes. Nightfood ice cream is currently available in goPuff markets such as Boston, Washington DC, Philadelphia, Baltimore, Chicago, and many others. Over the next several months, the joint roll-out plan would have Nightfood in additional markets such as Denver, Atlanta, Phoenix, Seattle, Portland, Austin, Houston, Dallas, Tampa, and many others.

Management believes this relationship will allow the brand to rapidly and efficiently scale consumer ad spend, which will directly drive revenue growth and facilitate additional traditional distribution opportunities with the largest retail chains in the nation.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED

March 31, 2019 and March 31, 2018.

Certain income statement expenses discussed below, such as interest expense and change in derivative liability, are “non-cash expenses” that are exacerbated by the significant increase in the price of our common stock during the reporting quarter. Had our stock price remained flat or decreased during the quarter, with no changes to our operations, our revenues or other expenses, these financing-related expenses could have been closer to zero, or even have an income related P&L effect. As such, aspects of the losses discussed below do not directly reflect on the day-to-day operations of our business, and should not be viewed as an indication of what future income statements might look like as we scale our operations. We are confident operational profitability is attainable during the next few quarters through our operations prior to such adjustments.

For the three months ended March 31, 2019 and March 31, 2018 we had revenues of $159,575 and $27,732 respectively and incurred an operating loss of $294,174 and $654,485 respectively. The revenue increase is the result of sales of newly launched Nightfood ice cream to four distributors and our e-commerce partner. A result of this increase in sales is an increase in cost of goods sold from $16,378 for the three months ending March 31, 2018 to $74,443 for the three months ending March 31, 2019. Our income statement shows an increase in “Advertising and Promotional” from $30,459 for the three months ending March 31, 2018 to $105,277 for the three months ending March 31, 2019. It’s important to note that $72,000 of the $105,277 was for public relations and not what most would likely consider “advertising”. Paid advertising actually decreased from $19,742 for the quarter ending March 31, 2018 to $16,675 for the quarter ending March 31, 2019. Selling, general, and administrative expenses increased slightly from $125,561 for the three months ending March 31, 2018 to $127,775 for the three months ending March 31, 2019. This category includes expenses such as website design, freight, warehousing, shipping, public relations, product liability insurance, and research & development of new products.

For the nine months ended March 31, 2019 and March 31, 2018 we had revenues of $296,434 and $136,458 respectively and incurred an operating loss of $1,000,549 and $1,522,326 respectively. The majority of the revenue increase is the result of sales of newly launched Nightfood ice cream to four distributors and our e-commerce partner. A result of this increase in sales is an increase in cost of goods sold from $101,807 for the nine months ending March 31, 2018 to $129,634 for the nine months ending March 31, 2019.

Professional fees decreased from $509,819 for the three months ending March 31, 2018 to $146,254 for the three months ending March 31, 2019. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, we also experienced changes in derivative liabilities from ($63,210) to $1,377,160 and interest expense from $346,390 to $539,352. For the three months ended March 31, 2019, the Company recorded other expenses of $0 compared to $416,608 for the three months ended March 31, 2018. This decrease is attributable to the fact that there was no need to restructure or consolidate debt in the current quarter. As a direct result of the prior successful consolidation, Management has been able to secure ongoing operating capital to launch new initiatives such as the Half-Baked line of cannabis edibles, and Nightfood ice cream, while minimizing dilution associated with the use of convertible notes from multiple lenders. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital, and allow the Company to grow operations and revenues in a meaningful way, ultimately increasing shareholder value.

“Advertising and Promotional” increased from $132,831 for the nine months ending March 31, 2018 to $285,700, with much of this increase accounted for by expenses related to the design and production set up costs for the new ice cream packaging, and public relations. Selling, general, and administrative expenses decreased from $441,545 for the nine months ending March 31, 2018 to $432,095 for the nine months ending March 31, 2019. Again, this category includes expenses such as website design, freight, warehousing, shipping, public relations, product liability insurance, and research & development of new products.

Professional fees decreased from $982,601 for the nine months ending March 31, 2018 to $449,554 for the nine months ending March 31, 2019. For the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018, we also experienced changes in derivative liabilities from $187,255 to $596,033 and interest expense from $790,831 to $1,495,485. For the nine months ended March 31, 2019, the Company recorded other expenses of $779 compared to $1,068,386 for the nine months ended March 31, 2018. This decrease is attributable to the fact that there was no need to restructure or consolidate debt in the current fiscal year. As a direct result of the prior successful consolidation, Management has been able to secure ongoing operating capital to launch new initiatives such as the Half-Baked line of cannabis edibles, and Nightfood ice cream, while minimizing dilution associated with the use of convertible notes from multiple lenders. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital, and allow the Company to grow operations and revenues in a meaningful way, ultimately increasing shareholder value.

Customers

For the three and nine month periods ending March 31, 2019, the majority of revenues resulted from wholesale sales of NightFood ice cream to wholesale distributors. As the Company has largely shifted away from direct-to-consumer e-commerce, and towards a wholesale approach for the national ice cream rollout, it is expected that future revenues will be more concentrated than in the past when the majority of revenue was from direct to consumer sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had cash on hand of $37,446, receivables of $85,604 and inventory value of $314,966.

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

With the recent excitement surrounding the national launch of Nightfood ice cream, Management continues to field overtures from more traditional equity capital sources. However, Management does not believe accepting equity capital at current valuations is in the best interest of shareholders, in light of the rapid growth in distribution and revenue that are expected in the coming months. Management has made suitors aware that it does intend to accept equity funding at acceptable valuations at some future point, and will use that capital to clear debt from the balance sheet, and fund ongoing expansion and growth.

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

Since our inception, we have sustained operating losses. During the three months ended March 31, 2019, we incurred a net loss of $2,210,586 compared to $1,359,802 for the three months ended March 31, 2018. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the nine months ended March 31, 2019, net cash used in operating activities was $1,051,922 compared to $1,437,247 for the nine months ended March 31, 2018. The majority of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the nine months ended March 31, 2019, net cash aggregating $1,040,928 was provided by financing activities, compared to $1,431,219 for the nine months ended March 31, 2018.

From our inception in January 2010 through March 31, 2019, we have generated an accumulated deficit of approximately $11,803,311, compared to $8,620,714 from inception through June 30, 2018. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to two quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

We intend to rely on the sale of stock in private placements, and the issuance of new debt, to fund our operations. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations. The Company has received several tranches of capital from a friendly institutional investor, who has been our primary source of capital for the last 20 months. We expect this investor to continue to fund ongoing operations, as well as the development and launch of new products and intellectual property for Nightfood and MJ Munchies.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended March 31, 2019.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: May 14, 2019	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)