Form 10-K
period 2019-06-30
NightFood Holdings, Inc.
filed 2019-10-15
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019: $19,434,770.

As of October 11, 2019, the issuer had 55,374,821 shares of its common stock issued and outstanding, par value $0.001 per share.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” and “Risk Factors”.

ITEM 1. BUSINESS

Nightfood Holdings, Inc. (“we”, “us” “the Company” or “Nightfood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation (“Nightfood”) from its sole shareholder, Sean Folkson. All of our operations are conducted by the Subsidiary. We are in the business of manufacturing, marketing and distributing snacks specially formulated and promoted for evening consumption. A large number of Americans consume nighttime snacks that are high in sugar, fat, sodium, and calories; such snacks can impair sleep and also impair health in general. Management believes that our products are unique in the food industry and that there is a substantial market for our products. Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.Nightfood.com, along with many additional web properties. Any information that may appear on our web site should not be deemed to be a part of this report.

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

Since inception, MJ Munchies has applied for U.S. Trademark protection for its brand of Half-Baked snacks, currently under development. MJ Munchies also acquired HalfBaked.com. In April, 2018, MJ Munchies entered into an initial brand licensing agreement for the Half-Baked mark with a licensed manufacturer of THC-infused edibles in the State of California under which, the licensee manufactured and distributed a small pilot run of Half-Baked branded THC-infused cookies in California. Management continues to seek a suitable licensing partner for the intellectual property the Company has secured.

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

Nightfood, Inc.

Nightfood, Inc. is a snack company focused on manufacturing and distribution of ice cream that is formulated to be more appropriate for nighttime consumption. Nightfood’s initial line of products, Nightfood nutrition bars, are currently being phased out with the focus shifting to the national ice cream rollout.

Nightfood ice cream has been manufactured in eight flavors to date. These are Full Moon Vanilla, Midnight Chocolate, Cold Brew Decaf, After Dinner Mint Chip, Milk & Cookie Dough, Cherry Eclipse, Bed and Breakfast, and Cookies n’ Dreams. Additional flavors have been developed, both dairy, and non-dairy, for introduction in 2020 based on retailer demand. In addition, the Company has partnered with celebrities to manufacture and distribute custom flavors. The celebrity partners are Michael Clifford, guitarist of the award-winning, multi-platinum band 5 Seconds of Summer, and Richard Sherman, NFL star who plays for the San Francisco 49ers. These celebrity flavors are in various stages of development at the time of this filing, and Management anticipates both to be on shelf in spring of 2020.

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

Nightfood has established a Scientific Advisory Board consisting of sleep and nutrition experts to drive product formulation decisions, and provide consumer confidence in the brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Eductation & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Uniquely, Dr. Broch also has a master’s degree in human nutrition. This unique combination allowed her to play an important role in the reformulation of our nutrition bars, and the development of Nightfood ice cream. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

Production

To date, we have utilized contract manufacturers for producing our products, packaging for our products, and 3rd party logistics for warehousing and order fulfillment. Our current ice cream co-packer has capacity to manufacture approximately 400,000 pints of ice cream monthly. Management has had initial conversations with other manufacturing facilities to establish additional production capacity as it becomes necessary.

Marketing and Distribution

Nightfood ice cream is currently available in 4 major supermarket chains. These are Meijer, Woodman’s, Lowes Foods, and Harris Teeter. The product line has garnered extensive media interest from outlets such as Oprah Magazine, USA Today, The Wall Street Journal, The Washington Post, and more. Consumers seem very enthusiastic about the prospect of a sleep-friendly ice cream. Management is working with these retail partners on various marketing and promotional campaigns to drive trial and repeat purchase at the store level.

Competition

The nutritional/snack food business is highly competitive and includes such participants as large companies like Mondelez, Nestle S.A. and Quaker Oats and more specialized companies such as Cliff Bar, Quest Nutrition and many smaller companies. Many of these competitors have well established names and products. Nestle recently announced an interest in the nighttime snacking space with the introduction of a candy-type product called GoodNight. We will initially compete based upon the unique nature of our product. However, other companies, including those with greater name recognition than us and greater resources may seek to introduce products that directly compete with our products. Management believes that if a competitor sought to develop a competing product, it could do so and begin to establish retail distribution in 12-24 months. Based on the current acquisition climate in the consumer goods space, Management believes that successful growth of the Nightfood ice cream line would likely bring acquisition offers from potential competitors before it would actually bring competition on the shelf from those same potential competitors.

Intellectual Property Rights

We own the registered trademark “Nightfood®” for the nutrition bar/snack/meal replacement category, and have applied for registration for the same mark for ice cream. While this process will take several months, management believes the mark will be granted in due time with no concerns or issues. We believe these marks will prove important to our business. Additionally, we own the domain Nightfood.com as well as many other relevant domains such as late-night-snack.com, nighttimesnack.com, and nighttimesnacking.com, as well as Nightfood.us, Nightfood.net, TryNightfood.com, GetNightfood.com, NiteFood.com, TryNightfood.com, BuyNightfood.com, NightSnacking.com, and Night-Food.com. We also own the toll-free number 888-888-NIGHT. We rely on proprietary information as to our formulas and have non-disclosure agreements with our suppliers.

Personnel

Nightfood currently has no employees except Sean Folkson, our President and CEO. Through vendor and consultant relationships, Nightfood has dozens of people contributing to our operations and efforts on a regular basis. Should we be successful in executing our business plan, we anticipate hiring additional employees in the future to assist with various company functions. However, we also expect to continue to strategically outsource significantly to accomplish work that might otherwise be done by employees in a more traditional company.

Customers

In FY 2019, sales were concentrated among a handful of customers that each accounted for over 10% of our revenue. We expect this type of revenue concentration to continue as our business model involves selling large quantities of ice cream wholesale to large accounts (major supermarket chains, national distribution organizations), who then sell to the consumer. With more widespread distribution, the concentration would decrease to some extent.

DEVELOPMENT PLANS

Nightfood has eight ice cream flavors already in ongoing production, and an additional ten products have been developed or in late stages of development. These include two custom celebrity flavors, four new ice cream flavors, and four non-dairy flavors. Management has done preliminary research on CBD infused ice cream, current FDA guidelines do not permit CBD to be used as an additive in food, and Management does not believe such products will be allowed under FDA guidelines for several quarters.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan. We have had limited operations and have not yet established significant traction in the marketplace. We generated revenue of $352,172 in the year ended June 30, 2019, and $196,742 in the year ended June 30, 2018. Unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment.

Our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2019 and June 30, 2018 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We remain uncertain of our proposed products’ market acceptance. Although management firmly believes that snacks designed for evening consumption is a viable niche market with a potential for attractive returns for investors, this belief is largely based on preliminary sales and marketing data through platforms such as Amazon and Facebook, as well as industry awards, industry research, and consumer feedback. If management is wrong in its belief and there is an insufficient market for our products, it is likely we will fail and investors will lose their investment.

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

The ability of our officer to control our business will limit minority shareholders’ ability to influence corporate affairs. As of the date of this report, our president, Sean Folkson, owned 16,733,568 shares (directly and through trusts, including 2,680,000 million shares owned by a trust controlled by Mr. Folkson’s wife. (Mr. Folkson disclaims beneficial ownership of these shares).   In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of our Series A Preferred Stock (“A Stock”) which votes with the common stock and has an aggregate of 100,000,000 votes. Accordingly, Mr. Folkson controls over 90% of the voting power in the Company. Because of his stock ownership, Mr. Folkson will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing we will not be able to execute our planned expansion. Over the next  6-12 months, we believe we will require approximately $1,500,000 - $2,500,000 in debt or equity financing to affect a planned expansion of our operations and roll out Nightfood ice cream. Management believes that it will be able to raise the required funds, however this may not prove to be the case. As of June 30, 2019, we had $1,748,000 in outstanding convertible promissory notes. We also have an Equity Credit Line in the amount of $5,000,000, which we could access under certain circumstances. However the utilization of such forms of capital raising can be extremely dilutive to our present shareholders. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Liquidity.

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

We would cease to be an emerging growth company upon the earliest of:

●	In our fiscal year ended June 30, 2021,

●	the first fiscal year after our annual gross revenues are $1 billion or more,

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or

●	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Risks Related to Our Common Stock

Commencing August 21, 2015 we began trading under the Symbol NGTF on the OTC Markets. There had been very little trading activity of our stock for some time. In April of 2017, the Company listing moved to the OTCQB, and in August of 2017 an investor awareness campaign was initiated to communicate news of recent company developments and milestones to a broader range of stock market investors. On October 23, 2017, we were advised that our stock had been moved from the OTCQB to the OTCPink marketplace. The Company did not believe the change in OTC Market tiers had any material positive or negative impact on Company operations or the stock price. However, in January, 2019, we determined that it was in the interest of our shareholders to be on the OTCQB and were reinstated on February 11, 2019. Trading volume has increased significantly in the last eighteen months, but there can be no assurances that it will be maintained. Our stock is likely to continue to be subject to significant price fluctuations.

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

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount. 16,733,568 of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares as a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Recent issuances of convertible promissory notes may have a negative impact on the trading prices of our common stock. Commencing in March 2017, we have entered into $5,214,703 principal amount of promissory notes with various lenders since our inception of which $1,748,000 was outstanding as of June 30, 2019. These notes are convertible six to twelve months after issuance into free trading shares of our common stock, with certain limitations, at conversion prices below the then market price of our common stock. These notes have been converted on a continual basis for approximately 24 months. It is possible such conversions and that future conversions of these notes have and can have a negative effect on the market for our common stock and may cause dilution to our common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

We currently store our inventory in third party warehouses and fulfillment centers a fulfillment center at a cost of approximately $1,000 per month. We believe that our properties are adequate for our current needs and that alternative similar or additional space could be found in the vicinity of our present property at similar cost should the need arise.

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

MARKET INFORMATION

Our common stock is quoted on the OTCQB Market under the symbol NGTF.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCMarkets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last reported price was $0.26 on October 11, 2019.

Period Ending June 30, 2019	High	Low
September 30, 2018	$0.42	$0.25
December 31, 2018	0.36	0.16
March 31, 2019	0.92	0.17
June 30, 2019	0.77	0.30

Period Ending June 30, 2018:
September 30, 2017	$0.34	$0.12
December 31, 2017	0.27	0.06
March 31, 2018	0.69	0.09
June 30, 2018	0.56	0.20

HOLDERS

The approximate number of stockholders of record at June 30, 2019 is 193. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

In the twelve months ending June 30, 2019, 84,389 shares were issued to an investor for $50,000 in cash (at $0.59 per share). No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The company also compensated vendors and consultants with 483,808 shares in lieu of payment of $345,656, along with the issuance of 667,959 shares in lieu of interest payments of $95,805. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering. During the twelve months ended June 30, 2019, we issued 9,247,414 shares of common stock as consideration for the conversion of debt with a fair value of $1,327,953 to one investment entity. The Company also issued 281,957 shares for certain accounts payable liabilities valued at $63,850 and issued 400,000 shares of stock related to Mr. Folkson executing warrants valued at $120,000. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2019, we had no compensation plans under which our equity securities were authorized for issuance.

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

We are a snack development, marketing and distribution company relying on our unique products, positioning, and team to develop and market nutritional/snack foods that are appropriate for evening snacking. Our first product was the Nightfood nutrition bar, manufactured in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch). Management may choose to discontinue the nutrition bars in the near future to have additional resources available for the ice cream rollout, which we believe offers a much larger market opportunity.

During calendar 2018, the Company began development of Nightfood ice cream. Having seen the success in the marketplace of “better-for-you” ice cream brands such as Halo Top, Enlightened, and others, Management believes consumers will be receptive to a line of ice cream that has some similar benefits to those newly successful brands, as well as a sleep-friendly nutritional profile.

With our team of sleep experts, and a leading ice cream research and development team, eight flavors of Nightfood ice cream were developed and bought to market, with the initial production run occurring in January 2019. Nightfood is unique among all other products in the market in that our ice cream was developed with better sleep in mind. Knowing millions of Americans eat ice cream before bed on any given night, Management tasked our team of sleep and nutrition experts with formulating an ice cream that would be more appropriate for nighttime consumption, while delivering better taste and texture than what is currently found in the other “better-for-you” brands.

Compared to regular ice cream, Nightfood is formulated with less fat, less sugar, fewer calories, plus certain minerals, digestive enzymes, and amino acids recommended by our sleep experts.

Nightfood quickly secured distribution in one of the nation’s leading supermarket chains, obtaining a commitment before the first production run had commenced. In early February of 2019, it was announced that Nightfood had won the 2019 Product of the Year Award in the ice cream category in a Kantar innovation survey of over 40,000 consumers.

During the first half of 2019, Nightfood secured distribution in three additional top-50 supermarket chains, won more industry awards, and was featured in The Wall Street Journal, USA Today, The Washington Post, Fox Business News, and many more media outlets.

We believe that over the next several years, a subset of consumers will shift their night snacking behavior towards snacks that are formulated to be more “sleep friendly” compared to what is currently being consumed by much of the population. As research continues to explore the links between nutrition and sleep, and consumers continue to seek healthier snacks in general, we expect a category to emerge within the marketplace that we call “nighttime nutrition”.

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

In addition to consumer research giants Mintel and IRI supporting the idea that night-specific snacks represented an opportunity for growth and innovation within the snack space, major consumer goods companies have also recently indicated they believe in the category. Doug Munk, Director of New Business Ventures for Nestle USA recently stated publicly that Nestle’s research indicates “…people are looking to replace some of their junk foods before they go to sleep with something that is a little better.”

Management believes Nestle’s interest in the space, including the test launch of a direct-to-consumer snack product on Amazon called “GoodNight”, represents early validation for the category concept. While Management continues to iterate on products, distribution, and marketing, the team steadfastly believes that nighttime nutrition is a billion dollar category in the making. And, as early is it in the launch of Nightfood ice cream, at this moment, Nightfood is clearly the undisputed leading brand in the night snacking category.

DEVELOPMENT PLANS

With Nightfood ice cream currently available in four of the top-50 supermarket chains in the United States, Management is working to simultaneously secure additional distribution opportunities, while also nurturing revenue and consumer growth in our existing points of distribution.

During the course of 2019, additional distribution relationships were established with regional ice cream distributors and non-traditional retailers, with varying degrees of success. Management will continue to work within the industry to identify opportunities to grow the Nightfood brand. Outlets such as hotels, college campus bookstores, and other non-traditional outlets could develop into relevant elements of our distribution mix in the near future as the brand continues to grow awareness and distribution infrastructure.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2019 Compared to Fiscal Year ended June 30, 2018

Revenue

For the twelve months ended June 30, 2019, we had revenues of $352,172 compared to the twelve months ended June 30, 2018 when we had revenues of $196,742. This increase in revenue resulted from the introduction of Nightfood ice cream during the second half of fiscal 2019. The introduction of our ice cream, which delivers a higher gross margin than our nutrition bars, also resulted in a gross margin of 52% for the year ending June 30, 2019 compared to 41% for the year ending June 30, 2018. The company also provided certain sales discounts and allowances of $11,201 for the year ended June 30, 2019, compared to $6,642 for the year ended June 30, 2018.

Operating Expenses

Our operating expenses for the twelve months ended June 30, 2019 were $2,263,722 compared to $2,034,790 for the twelve months ended June 30, 2018. Cost of product sold was $190,251 for the year ended June 30, 2019 compared to $116,158 for the year ended June 30, 2018. This is due to higher revenues generated in Fiscal 2019. Total Advertising & Promotion for the year ended June 30, 2019 was $732,297 compared to $189,352 for the year ended June 30, 2018. This increase was due primarily to certain licensing and marketing fees, along with marketing partnerships. Paid advertising spend decreased from $115,133 in the year ended June 30, 2018 to $105,855 for the year ended June 30, 2019. Expenses related to the construction of the website for Nightfood Ice Cream, and the costs for package design and print preparation were $78,232 for the year ended June 30, 2019 compared to packaging design and web design costs of $139 for the year ended June 30, 2018. Product sample expense was $30,206 for the year ended June 30, 2019 compared to $0 for the year ended June 30, 2018. Much of this expense was the cost of shipping ice cream, in coolers and on dry ice via FedEx, to media outlets and influencers. For the year ended June 30, 2019, professional fees were $781,178 compared to $1,177,318 for the year ended June 30, 2019. This decrease was largely due to the completion of Company efforts to consolidate all debt with one lender during the course of fiscal 2018. This consolidation was completed On July 2, 2018.

Net Loss

For the twelve months ended June 30, 2019, we had a net loss of $4,598,343 compared to the twelve months ended June 30, 2018 when we had a net loss of $5,239,493.

Customers

In FY 2019, two customers made up more than 10% of our revenue. In FY 2018, no individual customer made up more than 10% of our revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash on hand of $30,142, accounts receivable of $45,086, and inventory value of $406,439. As of June 30, 2018, we had cash on hand of $48,440, accounts receivable of $0, and inventory value of $103,209. The increase in accounts receivable is due to an increase in overall sales activity relating to the launch of Nightfood ice cream, and a larger percentage of our sales resulting from wholesale orders compared to the prior year. The increase in inventory is due largely to the build-up of ice cream inventory to meet anticipated demand. During the twelve month period ended June 30, 2019, we raised $50,000 through the private sale of our common stock.

As of June 30, 2019, we had accounts payable of $496,809 compared to $215,782 on June 30, 2018. This increase is due primarily to certain marketing partnerships, slotting fees, and inventory production.

GOING CONCERN

Since our inception, we have sustained operating losses. During the twelve months ended June 30, 2019, we incurred a net loss of $4,598,343 and had a total stockholders’ deficit of $2,472,605.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock, debt, and the use of convertible debt to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with the continued expansion of operations, will enable us to achieve successful financings to continue our growth.

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

During the twelve months ended June 30, 2019, net cash used in operating activities totaled $1,567,227 compared to $1,757,638 for the twelve months ended June 30, 2018

During the twelve months ended June 30, 2019 and 2018 respectively, there was not any net cash provided from investing activities.

During the twelve months ended June 30, 2019, net cash aggregating $1,548,928 was provided by financing activities, which represents net proceeds of $50,000 from private sales of our common stock including issuance of warrants, $1,602,005 from the issuance of convertible debt ($102,077 of which was used to repay older debt), and required principal payments of $1,000 of our bank loan. During the twelve months ended June 30, 2018, net cash aggregating $1,791,752 was provided by financing activities, which represents net proceeds of $60,000 from private sales of our common stock including issuance of warrants, $2,316,093 from the issuance of convertible debt ($581,250 of which was used to repay older debt), and required principal payments of $2,096 of our bank loan.

From our inception in January 2010 through June 30, 2019, we have generated an accumulated deficit of approximately $13,219,059. Assuming we raise additional funds and continue operations, it is possible we could incur additional operating losses during the course of fiscal 2020 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

Funds on hand are not sufficient to fund our operations and we intend to rely on debt and the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2020, but we cannot at this time quantify the amount. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

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

During Fiscal Year 2019, the Company entered into convertible promissory notes with one lender with principal totaling $1,602,005, of which $102,077 of the funds received were used to pay off older notes, as the Company has now successfully consolidated 100% of convertible debt with one lender. We consider our relationship with this lender to be excellent. They have been providing financing for operations for over twenty-four months, and have had conversion rights for over twenty-four months as well through acquisition of older debt. The lender has an understanding of our capital needs for future operations.

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement was retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and accrued on a monthly basis through June of 2018.

In June of 2018, and again in June of 2019, the Company entered into updated consulting agreements with Folkson, which included a modified compensation structure. Each new Consulting Agreement contained the identical cash compensation allowance of $6,000 monthly. In addition, Folkson would earn Warrants with a strike price of $.50 or $1 when the Company hit certain revenue milestones. All Warrants earned under Folkson’s current agreement would convert into restricted shares, shall carry a cashless provision, and must be exercised within 90 days of the filing of the 10Q or 10K on which such revenues are reported.

In December, 2017, Folkson elected to purchase 80,000 warrants to acquire shares of NGTF stock with a strike price of $.20 and a term of 36 months. To acquire these warrants Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Folkson. In November, 2018, Folkson exercised an existing warrant option and received 400,000 shares of our common stock in exchange for a $120,000 reduction in the amount of accrued consulting fees he was owed. This activity resulted in a decrease in related party accruals of $164,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Nightfood Holdings, Inc.

Consolidated Financial Statements

For the years ended June 30, 2019 and June 30, 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Nightfood Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nightfood Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

October 15, 2019

Nightfood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2019	2018

ASSETS

Current assets:
Cash	$30,142	$48,440
Accounts receivable (net of allowance of $0 and $0, respectively)	45,086	-
Inventories	406,439	103,209
Other current assets	1,000	3,210
Total current assets	482,667	154,859

Total assets	$482,667	$154,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$496,809	$215,782
Accrued expense-related party	33,974	197,974
Convertible notes payable-net of debt discounts and unamortized beneficial conversion feature	1,117,741	633,870
Fair value of derivative liabilities	1,306,748	1,765,187
Short-term borrowings	-	1,000
Total current liabilities	2,955,272	2,813,813

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 53,773,856 issued and outstanding as of June 30, 2019 and 42,608,329 outstanding as of June 30, 2018, respectively)	53,774	42,608
Preferred stock, ($0.001 par value, 100,000,000 shares authorized, and 1,000 issued and outstanding as of June 30, 2019 and 0 outstanding as of June 30, 2018, respectively)	1	-

Additional paid in capital	10,692,679	5,919,152
Accumulated deficit	(13,219,059)	(8,620,714)
Total stockholders’ deficit	(2,472,605)	(2,658,954)
Total Liabilities and Stockholders’ Deficit	$482,667	$154,859

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2019	June 30, 2018

Revenues	$352,172	$196,742

Operating expenses
Cost of product sold	190,251	116,158
Advertising and promotional	732,297	189,352
Selling, general and administrative	559,996	551,962
Professional Fees	781,178	1,177,318
Total operating expenses	2,263,722	2,034,790

Loss from operations	(1,911,550)	(1,838,048)

Other expenses
Interest expense – bank debt	-	223
Interest expense – shareholder	95,805	20,487
Interest expense – other	83,223	221,730
Change in fair value of derivative liability	712,627	954,999
Amortization of Beneficial Conversion Feature	1,794,359	2,193,891
Other Expense	779	10,115
Total other expenses	2,686,793	3,401,445

Provision for income tax	-	-

Net loss	$(4,598,343)	$(5,239,493)

Basic and diluted net loss per common share	$(0.09)	$(0.15)

Weighted average shares of capital outstanding – basic and diluted	47,827,114	35,544,034

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended June 30, 2019 and 2018

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, July 1, 2017	29,724,432	$29,725			$2,880,467	$(3,381,221)	$(471,029)
Common stock issued for services	2,658,455	2,658			551,695	-	554,353
Common stock issued for interest	270,382	270			20,217	-	20,487
Common Stock issued for cash	464,085	464			59,536	-	60,000
Issuance of warrants	-	-			20,759	-	20,759
Issuance of common stock for debt	9,490,975	9,491			565,127	-	574,618
Beneficial Conversion Feature for debt discount	-	-			1,821,351	-	1,821,351
Net loss	-	-			-	(5,239,493)	(5,239,493)
Balance, June 30, 2018	42,608,329	42,608	-	-	5,919,152	(8,620,714)	(2,658,954)
Common stock issued for services	483,808	484	1,000	1	345,172	-	345,657
Common stock issued for interest	667,959	668			95,137	-	95,805
Common stock issued for cash	84,389	84			49,916	-	50,000
Common stock issued for accounts payable	281,957	282			63,568		63,850
Issuance of warrants	400,000	400			164,426	-	164,826
Issuance of common stock for debt	9,247,414	9,248			1,318,705	-	1,327,953
Beneficial Conversion Feature for debt discount	-	-			2,736,601	-	2,736,601
Net loss	-	-	-	-	-	(4,598,343)	(4,598,343)
Balance, June 30, 2019	53,773,856	$53,774	1,000	1	$10,692,677	$(13,219,059)	$(2,472,605)

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended June 30, 2019	For The Year Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,598,343)	$(5,239,494)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	345,656	554,353
Amortization of debt discount and deferred financing fees	1,794,359	2,776,811
Warrants issued for services	44,826	20,759
Change in derivative liability	795,699	88,329
Stock issued for interest	95,805	20,487
Change in operating assets and liabilities:
Accounts receivable	(45,086)	382
Inventories	(303,230)	(7,344)
Other current assets	2,210	282
Accounts payable	344,878	9,823
Accrued expenses	(44,001)	17,974

Net cash used in operating activities	(1,567,227)	(1,757,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	50,000	60,000
Proceeds from the issuance of debt-net	1,602,005	2,316,093
Repayment of convertible debt	(102,076)	(581,250)
Repayment of short-term debt	(1,000)	(2,096)
Advance from shareholders	-	10,800
Repayment of related party advance	-	(11,795)
Net cash provided by financing activities	1,548,929	1,791,752

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,298	34,114

Cash and cash equivalents, beginning of year	48,440	14,326
Cash and cash equivalents, end of year	$30,142	$48,440

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$95,805	$30,564
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt discount due to beneficial conversion feature	$1,482,314	$1,559,886
Value of embedded derivative liabilities	$1,327,953	$574,618

The accompanying notes are an integral part of these audited consolidated financial statements

Nightfood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute ice cream specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and is seeking to license such property to operating partners in the CBD and marijuana space.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of beneficial conversion features, derivative liabilities, depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Beneficial Conversion Feature	●

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

Debt Issue Costs	●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Original Issue Discount	●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments	●	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

Reclassification	●

The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

The Company reviews all of the Financial Accounting Standard Board’s updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company incurred advertising costs of $732,297 and $189,352 for the years ended June 30, 2019 and 2018, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue from products sold from traditional retail outlets along with items distributed from the Company’s and other customer websites.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2019 and 2018 the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for June 30, 2019 and June 30, 2018, respectively.

5.	Customer Concentrations	●	During the year ended June 30, 2019, two customers accounted for greater than 10% of revenues

6.	Inventories	●	Inventories consists of the following at June 30, 2019 and 2018.

	2019	2018
Finished Goods-bars	$30,800	$96,116
Finished Goods-ice cream	346,229	-
Raw materials - ingredients	25,477	-
Packaging	3,933	7,093
TOTAL	$406,439	$103,209

Inventories are stated at the lower of cost (FIFO) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30, 2019 and 2018.

	2019	2018
Accrued consulting fees – related party	$33,974	$197,974

TOTAL	$33,974	$197,974

8.	Convertible Notes Payable	●	Convertible Notes Payable consist of the following at June 30, 2019 and 2018.

On September 8, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated September 8, 2017 and funded on September 12, 2017, in the amount of $222,750. The lender was Eagle Equities, LLC. The notes have a maturity of September 8, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital.  As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $48,647. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On November 6, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated November 6, 2017, in the amount of $45,551. The lender was Eagle Equities, LLC. The notes have a maturity of November 6, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On November 15, 2017, the Company entered into a convertible promissory note a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On December 27, 2017, the Company entered into a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

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

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated November 15, 2017, in the amount of $75,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 15, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated December 27, 2017, in the amount of $60,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 27, 2018 and interest rate of 8% per annum and are convertible at a price of 50% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On March 2, 2018, the Company received funding in conjunction with a convertible promissory note and a security purchase agreement dated March 2, 2018, in the amount of $115,000. The lender was Eagle Equities, LLC. The notes have a maturity of March 2, 2019 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid on the primary trading market on which the Company’s Common Stock is then listed for the ten (10) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On April 10, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 10, 2018, in the amount of $62,500. The lender was Eagle Equities, LLC. The notes have a maturity of April 10, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

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

On June 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated June 18, 2018, in the amount of $52,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 18, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On July 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $1,134.

On August 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated August 2, 2018, in the amount of $107,005. The lender was Eagle Equities, LLC. The notes have a maturity of August 2, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On September 7, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated September 7, 2018, in the amount of $78,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 7, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On October 5, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated October 5, 2018, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of October 5, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $0.

This note has been successfully retired.

On November 16, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated November 16, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 16, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $48,795.

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $60,425.

On January 28, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 28, 2020 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $131,528.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $56,821.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $141,204.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The Company also determined there was a beneficial conversion feature (BCF) as a result of the intrinsic value between the effective exercise price and the market price. The BCF is included in additional paid in capital. As of June 30, 2019, the BCF was $227,713.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2019:

Convertible notes payable issued as of June 30, 2018	$633,870
Convertible notes payable issued as of June 30, 2019	1,602,005
Unamortized amortization of debt and beneficial conversion feature	311,895
Notes paid	(102,076)
Notes converted into shares of common stock	(1,327,953)
Balance at June 30, 2019	$1,117,741

9.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the year ended June 30, 2019, the Company recorded a loss in fair value of derivative $712,627. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

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

	June 30, 2019	June 30, 2018
Bank Loan	$0	$1,000
Total borrowings	0	1,000
Less: current portion	0	(1,000)
Long term debt	$-	$-

Interest expense for the years ended June 30, 2019 and 2018, totaled $0 and $714, respectively. This liability was satisfied during the 2018 fiscal year.

11.	Stockholders’ Deficit	●	On October 16, 2013, the Nightfood, Inc. became a wholly-owned subsidiary of Nightfood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●	The Company is authorized to issue One Hundred Million (200,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

●	The Company has 53,773,856 and 42,608,329 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2019 and 2018 respectively.

●	During the year ended June 30, 2019:

●	the Company sold 84,389 shares of common stock for cash proceeds of $50,000,

●

and issued 483,808 shares of common stock for services with a fair value of $345,656,

and issued 281,957 shares of common stock for payment of certain accounts payable liabilities with a fair value of $63,850,

and issued 400,000 shares of common stock for the exercise of warrants valued at $120,000,

●	and issued 667,959 shares of common stock in consideration of interest payments with a fair value of $95,805,

●

and issued 9,247,414 shares of common stock as consideration for convertible debt with a fair value of $1,327,953.

Preferred Stock

On July 9th 2018 the Company was authorized to issue One Hundred Thousand (1,000,000) shares of $0.001 par value per share Preferred Stock. Of the 1,000,000 shares 100,000 shares are designated as Series A preferred Stock Holders of Common Stock are each entitled to cast 1,000,000 votes for each Share held of record on all matters presented to shareholders.

In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of our Series A Preferred Stock (“A Stock”) which votes with the common stock and has an aggregate of 100,000,000 votes.

Dividends

●	The Company has never declared dividends.

Warrants

●

The following is a summary of the Company’s outstanding common stock purchase warrants.  A portion of the 500,000 warrants shown below at an exercise price of $.15 have not  yet vested.  These warrants were issued as compensation for a four-year advisory agreement.  150,000 warrants vested on July 24, 2018, another 150,000 on July 24, 2019, another would vest 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021, should advisor complete the term of his engagement.

The aggregate intrinsic value of the warrants as of June 30, 2019 is $318,450.

	Outstanding at	Issued / (exercised)		Outstanding
Exercise Price	June 30, 2018	in 2019	Expired	June 30, 2019
$0.15	500,000		-	500,000
$0.20	105,000		-	105,000
$0.30	500,000	(400,000)	-	100,000
$0.40	-	150,000	-	150,000
$0.75	300,000	-	-	300,000
	1,405,000	(250,000)	-	1,155,000

Options

●	The Company has never issued options.

12.	Related Party Transactions	●	During the fiscal year ended June 30, 2019 Mr. Folkson exercised his warrant option and received 400,000 shares of our common stock valued at $120,000.

●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $72,000 is reflected in professional fees and presented in the accrued expenses – related party for 2019 and 2018 respectively.

●	The original consulting agreement for Mr. Folkson had a term of one year, and then converted into a month to month effective January 1, 2016. A new twelve month consulting agreement was entered into for Mr. Folkson effective July 1, 2019, which paid Folkson the same $6,000 monthly consulting fee. In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of$1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing

13.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2019	2018

Statutory U.S. federal rate	(21.00)%	(34.0)%
Effect of higher U.S. Federal statutory tax rate	-%	13.02%
State income taxes (net of federal tax benefit)	(7.00)%	(6.0)%
Permanent differences	6.70%	26.15%
Valuation allowance	(21.3)%	6.10%
True up of net operating loss	-%	(5.27)%
	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2019	2018
Deferred tax assets:
Net operating loss carry-forwards	$1,155,359	882,793

Valuation allowance	(1,155,359)	(882,793)
Net deferred tax asset	$-	$-

At June 30, 2019 the Company had estimated U.S. federal net operating losses of approximately $ 5,307,000 for income tax purposes. $ 2,614,000 will expire between 2031 and 2037 while the balance of the tax operating loss can be carried forward indefinitely. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2019 was an increase of $329,033. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2019 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

The Company has not filed its federal and state income tax returns for the fiscal years ended June 30, 2018, June 30, 2017 and 2016 respectively, however it believes due to the reported losses there is no material liability outstanding.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fiscal 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$1,748,000	$1,748,000
Total	$		$-	$1,748,000	$1,748,000

	Fiscal 2018 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$1,576,024	$1,576,024
Total	$		$-	$1,576,024	$1,576,024

15.	Net Loss per Share of Common Stock	●	The Company has adopted FASB Topic 260, “Earnings per Share,” which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share). There were no anti-dilutive instruments.

	2019	2018
Numerator - basic and diluted loss per share net loss	$(4,598,343)	$(5,239,494)

Net loss available to common stockholders	$(4,598,343)	$(5,239,494)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	47,827,114	35,544,034
Basic and diluted earnings per share	$(0.09)	$(0.15)

16.	Subsequent Events	●	On July 5, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC.

		●	On August 8, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC.

		●	On August 29, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC.

		●	On August 27, 2019, The Company issued 199,640 shares to 22 influencers and consultants. 23,256 of these shares were issued as payment in lieu of cash.

●	On September 30, 2019, The Company issued 93,762 shares to 5 influencers, vendors and consultants for services

●	On September 24, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC.

●	Subsequent to the end of the Fiscal Year, noteholder Eagle Equities converted $337,000 of principal and $26,597.56 of interest of outstanding notes to stock. The average conversion price in these transactions was $.22175. 1,519,753 shares were issued to the noteholder in these transactions.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2019 due to the lack of accounting and management personnel, as well as insufficient funds to fully engage necessary legal and compliance resources. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2019, our internal control over financial reporting was not effective due to a lack of resources.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,*	2019	$0	$0	$0	$0	$0	$0	$72,000		$72,000
CEO	2018	$0	$0	$0	$0	$0	$0	$72,000	[1]	$72,000

* Mr. Folkson’s fee of $6,000 monthly began accruing on January 1, 2015. Prior to that, Mr. Folkson had worked for the Company for several years and had never taken any fees or salary. Although the accrual began on January 1, 2015, the first payment was not made until November 28, 2017, at which time Folkson had worked for 35 months under the Agreement without any payments having been made. During fiscal 2019, Mr. Folkson was paid $106,000 in cash toward the balance owed to him and used $120,000 of his accrued consulting fees to exercise 400,000 common stock warrants at $.30 per share. A $33,974 balance remains owed to Mr. Folkson as of June 30, 2019.

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

In June of 2018, the Company entered into a new consulting agreement with Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Folkson would earn Warrants with a strike price of $.50 when the Company hit certain revenue milestones. A similar agreement was entered into by the parties with a term starting on July 1, 2019.

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

Name and address of owner	Amount owned	Percent of class

Sean Folkson c/o Nightfood Holdings, Inc. 520 White Plains Road – Suite 500 Tarrytown, NY 10691	16,433,568	37.5%

All officers and directors as a group (1 person)	16,433,568	37.5%

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

The Company did not receive any funds from Mr. Folkson, the Company’s Chief Executive Officer and related party, during the fiscal years ended 2019 and 2018, respectively.

A consulting agreement exists between Mr. Folkson and the Company, whereby Mr. Folkson receives $6,000 in consulting fees each month, beginning January, 2015.   In June of 2018, the Company entered into a new consulting agreement with Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Folkson would earn Warrants with a strike price of $.50 when the Company hit certain revenue milestones. A similar agreement was entered into by the parties with a term starting on July 1, 2019.

In addition, in December, 2017, Folkson elected to purchase 80,000 warrants to acquire shares of NGTF stock with a strike price of $.20 and a term of 36 months. To acquire these warrants Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Folkson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $29,500 and $32,500 respectively.

Tax Fees

For the fiscal years ended June 30, 2019 and 2018, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
3.3	Certificate of Designation A Stock***
4.1	Subscription Agreements*
4.2	Specimen Stock Certificate*
10.1	Lease Receipt and terms and conditions**
21.1	Subsidiaries of the Registrant Nightfood, Inc. a 100% owned New York corporation*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to like numbered exhibit to the Registrant’s registration Statement on Form S-1 File Number 333-193347

**	Incorporated by reference to the Registrant’s annual report on Form 10-K for Fiscal Year ended June 30, 2017

***	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-K, filed July 17, 2018

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nightfood Holdings, Inc.

October 15, 2019	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Director	October 15, 2019
Sean Folkson	(principal executive, financial and accounting officer)