Form 10-Q
period 2019-09-30
NightFood Holdings, Inc.
filed 2019-11-19
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 18, 2019, the registrant had outstanding 56,098,403 shares of common stock.

i

NightFood Holdings, Inc.

Financial Statements

For the three months ended September 30, 2019 and September 30, 2018

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and June 30, 2019	F-1
Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2019 and 2018	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2019 and 2018	F-3
Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2019 and 2018	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-15

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(Unaudited)
ASSETS

Current assets:
Cash	$107,058	$30,142
Accounts receivable - net	181,053	45,086
Inventories	437,022	406,439
Other current assets	133,083	1,000
Total current assets	858,216	482,667

Total assets	$858,216	$482,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$149,323	$496,809
Accrued expense-related party	21,974	33,974
Convertible notes payable – net of discount	1,367,106	1,117,741
Fair value of derivative liabilities	1,748,849	1,306,748
Total current liabilities	3,287,252	2,955,272

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, ($0.001 par value, 100,000,000 shares authorized, and 1,000 issued and outstanding as of September 30, 2019 and 1,000 outstanding as of June 30, 2019, respectively)	1	1
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 55,416,371 issued and outstanding as of September 30, 2019 and 53,773,856 outstanding as of June 30, 2019, respectively)	55,416	53,774
Additional paid in capital	11,317,770	10,692,679
Accumulated deficit	(13,802,223)	(13,219,059)
Total stockholders’ deficit	(2,429,036)	(2,472,605)
Total Liabilities and Stockholders’ Deficit	$858,216	$482,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Revenues	$206,497	$102,188

Operating expenses
Cost of product sold	146,500	40,658
Advertising and promotional	198,270	103,440
Selling, general and administrative	101,854	175,484
Professional Fees	124,234	221,770
Total operating expenses	570,858	541,353

Loss from operations	(364,361)	(439,165)
Other (income) expenses
Interest expense - shareholder	26,598	6,302
Change in derivative liability	(190,062)	(564,864)
Interest expense - other	382,267	636,218
Other expense	-	779
Total other expense	218,803	78,435

Provision for income tax	-	-

Net loss	$(583,164)	$(517,600)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	54,482,700	43,121,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2018	42,608,329	$42,608	$5,919,152	$(8,620,714)	$(2,658,954)
Common stock issued for services	445,598	446	134,266	-	134,711
Common stock issued for interest	44,487	44	6,258	-	6,302
Issuance of common stock for debt	914,982	915	129,085	-	130,000
Net loss	-	-	-	(517,600)	(517,600)
Balance, Three Months ended September 30, 2018	44,013,396	$44,013	$6,188,761	$(9,138,314)	$(2,905,541)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2019	53,773,856	$53,774	1,000	1	$10,692,679	$(13,219,059)	$(2,472,605)
Common stock issued for services	122,762	123	-	-	49,274	-	49,397
Common stock issued for interest	110,404	110			26,487	-	26,597
Issuance of common stock for debt conversion	1,409,349	1,409			335,591	-	337,000
Derivative liability reclassed upon debt conversion	-	-			213,739	-	213,739
Net loss	-	-	-	-	-	(583,164)	(583,164)
Balance, Three Months ended September 30, 2019	55,416,371	$55,416	1,000	1	$11,317,770	$(13,802,223)	$(2,429,036)

The accompanying notes are an integral 6t of these unaudited condensed consolidated financial s3atements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(583,164)	$(517,600)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	49,397	134,711
Stock issued for interest	26,598	6,302
Amortization of debt discount and deferred financing fees	382,267	636,068
Change in derivative liability	(190,062)	(564,864)
Change in operating assets and liabilities
Change in accounts receivable	(135,967)	(16,548)
Change in inventory	(30,583)	43,977
Change in other current assets	(132,083)	(2,126)
Change in accounts payable	(347,486)	(18,129)
Change in accrued expenses	(12,001)	(12,000)
Net cash used in operating activities	(973,084)	(310,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt-net	1,050,000	392,005
Repayment of short-term debt	-	(600)
Repayment of convertible debt	-	(102,076)
Net cash provided by financing activities	1,050,000	289,328

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	76,916	(20,880)

Cash and cash equivalents, beginning of period	30,142	48,440
Cash and cash equivalents, end of period	$107,058	$27,561

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount accounted	$845,902	$392,005
Value of embedded derivative liabilities	$-	$-
Stock issued for conversion of debt	$337,000	$130,000
Stock Issued For Interest	$26,597	$20,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and intends to license said IP to operators in the cannabis edibles space and other related spaces.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) months ended September 30, 2019 and 2018, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2019 and 2018, respectively, which are included in the Company’s June 30, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 15, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended September 30, 2019 are not necessarily indicative of results for the entire year ending June 30, 2020.

We made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

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

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $198,270 and $103,440 for the three months ended September 30, 2019 and 2018, respectively. Of the $198,270 classified as “advertising costs”, $7,123 was for samples expenses, $24,261 was related to graphic design, and $132,595 was related to marketing and distribution partnerships. Only 33,448, or 16.9% of this total was for what would be considered by many to be advertising in the form of paid advertisements.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

	●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

	●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2019 and June 30, 2019, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on derivative liability under the line item “change in derivative liability”.

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

During the three months ended September 30, 2019, the Company had one customer account for 34.4% of the revenue volume.  During the three months ended September 30, 2018, one customer accounted for approximately 16% of the revenue volume. The reason for this change is that almost all revenue in 2018 was from sales of Nightfood bars direct to individual consumers, whereas in 2019, the majority of revenue was from wholesale sales of ice cream direct to supermarkets and wholesalers. As the Company continues to grow its distribution base, it is anticipated that revenue distribution will become less concentrated.

Receivables Concentration	●

As of September 30, 2019, the Company had one customer accounting approximately, 37.9% of the outstanding balance. As of September 30, 2018, only one customer had an outstanding balance. Their $16,548 in receivables represented 100% of our receivables, and was collected in a timely fashion.

Income Per Share	●	Net income per share data for both the three-month periods ending September 30, 2019 and 2018 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

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

The standard became effective for us beginning July 1, 2019. We have reviewed this and have determined that there is no material impact on our financial statements.

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

The Company’s accounts receivable arise primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for September 30, 2019 and June 30, 2019, respectively.

5.	Inventories	●	Inventory consists of the following at September 30, 2019 and June 30, 2019,

	September 30, 2019	June 30, 2019
Finished goods – bars	$26,570	$30,800
Finished goods – ice cream	387,736	346,229
Raw material – ingredients	17,918	25,477
Packaging	4,798	3,933
TOTAL	$437,022	$406,439

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following vendor deposits at September 30, 2019 and June 30, 2019. The majority of this amount relates to deposits towards distribution and marketing partnerships,

	September 30, 2019	June 30, 2019
Vendor deposits – Other	$133,083	$1,000
TOTAL	$133,083	$1,000

7.	Other Current Liabilities	●	Other current liabilities consist of the following at September 30, 2019 and June 30, 2019,

	September 30, 2019	June 30, 2019
Accrued consulting fees – related party	$21,974	$33,974
TOTAL	$21,974	$33,974

8.	Notes Payable	●	Notes Payable consist of the following at September 30, 2019,

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019. The noteholder has signed a letter agreeing to forebear on charging default interest on this note although it has gone beyond the twelve month term. The notes carry an interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “interest expense - other” for the excess of the fair value of the note, for a net charge of $62,174. As of September 30, 2019, the debt discount was $0.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019. The noteholder has signed a letter agreeing to forebear on charging default interest on this note although it has gone beyond the twelve month term. The notes carry aninterest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $210,000 Notes was calculated using the Black-Scholes pricing model at $265,498, with the following assumptions: risk-free interest rate of 2.09%, expected life of 1 year, volatility of 200%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $210k Notes, a charge was recorded to “interest expense - other” for the excess of the fair value of the note, for a net charge of $55,498. As of September 30, 2019, the debt discount was $0.

On July 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $207,000 Notes was calculated using the Black-Scholes pricing model at $257,842, with the following assumptions: risk-free interest rate of 2.59%, expected life of 1 year, volatility of 183%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $207k Notes, a charge was recorded to “interest expense - other” for the excess of the fair value of the note, for a net charge of $50,842.

This note has been successfully retired via converted into shares during the three months ended September 30, 2019. The Company fair value the notes as of conversion date and accounted gain on conversion of $5,749 included under line item “change in derivative liability” and also, reclassed the related $139,268 derivative liability balance into additional paid in capital.

On November 16, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated November 16, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 16, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $131,898, with the following assumptions: risk-free interest rate of 2.71%, expected life of 1 year, volatility of 150%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $130k Notes, a charge was recorded to “interest expense - other” for the excess of the fair value of the note, for a net charge of 1,898.

This note has been successfully retired via converted into shares during the three months ended September 30, 2019. The Company fair value the notes as of conversion date and accounted gain on conversion of $25,398 included under line item “change in derivative liability” and also, reclassed the related $74,472 derivative liability balance into additional paid in capital.

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $128,976, with the following assumptions: risk-free interest rate of 2.64%, expected life of 1 year, volatility of 144%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $130k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $27,915.

On January 28, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 28, 2020 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $234,000 Notes was calculated using the Black-Scholes pricing model at $226,452, with the following assumptions: risk-free interest rate of 2.60%, expected life of 1 year, volatility of 135%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $234k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $74,450.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $33,994.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 208k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $98,330.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $167,165.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $182,611.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $217,188.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $213,532.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 150k Notes, no charge was recorded to “interest expense - other” for the excess of the fair value of the note. As of September 30, 2019, the debt discount was $116,070.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of September 30, 2019:

Convertible notes payable issued as of June 30, 2019	$1,117,741
Convertible notes payable issued as of September 30, 2019	1,050,000
Unamortized amortization of debt and beneficial conversion feature	(463,635)
Notes converted into shares of common stock	(337,000)
Balance at September 30, 2019	$1,367,106

9.	Derivative Liability

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

During the three month period ended September 30, 2019, the Company recorded a gain in fair value of derivative $190,062. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of September 30, 2019:

Derivative liabilityas of June 30, 2019	$1,306,748
Initial derivative liability accounted for convertible notes payable issued during the period ended September 30, 2019	845,902
Reclassed to additional paid in capital for notes converted into shares of common stock	(213,739)
Change in derivative liability during the period	(190,062)
Balance at September 30, 2019	$1,748,849

10.	Capital Stock Activity	●	The Company has 55,416,371 and 53,773,856 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2019 and June 30, 2019 respectively.

		●	During the three months ended September 30, 2019 the Company issued 122,762 shares of common stock for services valued at $49,397, issued 1,409,349 shares in regards to debt being converted into stock valued at $337,000, and issued 110,404 shares of common stock valued at $26,598 as part of a loan agreement and payment of interest as part of the debt conversion.

12.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. Of the 500,000 warrants shown below at an exercise price of $.15, only 300,000 have vested as of the date of this filing. These warrants were issued as compensation for a four-year advisory agreement. 150,000 warrants vested on July 24, 2018, another 150,000 on July 24, 2019, another would vest 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021, should advisor complete the term of his engagement.

The aggregate intrinsic value of the warrants as of September 30, 2019 is $128,294.

	Outstanding at			Outstanding
Exercise Price	June 30, 2019	Exercised in 2019	Expired	September 30, 2019
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	100,000	-	-	100,000
$0.40	150,000			150,000
$0.75	300,000	-	-	300,000
	1,155,000	-	-	1,155,000

13.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	September 30, 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$2,461,000	$2,461,000
Total	$		$-	$2,461,000	$2,461,000

	Fiscal 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$1,748,000	$1,748,000
Total	$		$-	$1,748,000	$1,748,000

14.	Commitments and Contingencies:

The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four year Advisor Agreement of 500,000 warrants with an exercise price of $.15 of which 300,000 have vested, should the advisor complete the entire term of the engagement, 150,000 warrants will vest on July 24, 2020, and the remaining 50,000 on July 24, 2021.

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

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $24,000 is reflected in professional fees for the three month period ended September 30, 2019 and reflected in the accrued expenses – related party with a balance of $21,974 and $33,974 at September 30, 2019 and June 30, 2019, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. In addition, during the three months ended September 30, 2019, Folkson had been paid $30,000 against his total accrued balance to date.

●	In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing

16.	Subsequent Events	●	Between the dates of October 1, 2019 and November 14, 2019, noteholder Eagle Equities converted a total of $100,573 of principal and interest from outstanding notes to Company stock. The average conversion price in these transactions was $.139. 723,582 shares were issued to the noteholder in these transactions.

		●	On November 7, 2019 the Company entered into a convertible promissory note and security purchase agreement dated and funded November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as well as the other information set forth herein.

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

Since inception, MJ Munchies has applied for U.S. Trademark protection for its brand of Half-Baked snacks, currently under development. The Company also applied for, and was granted, trademark protection in the state of California for the name Half-Baked for snacks containing THC. In addition, The Company acquired HalfBaked.com, and has secured other intellectual property in its portfolio, including a US Patent Application related to a proprietary ingredient it has developed for use in THC-infused edibles. The Company intends to license this IP to operators in the cannabis edibles space and other related spaces.

NightFood, Inc. is a snack company focused on manufacturing and distribution of Nightfood nighttime ice cream. The Nightfood ice cream national rollout began in the early part of calendar 2019. The Company secured distribution in multiple regional supermarket chains within four months of manufacturing its first pint.

On February 7, 2019, it was announced that the Nightfood ice cream line won the prestigious Product of the Year award. As announced in a subsequent news release, the benefits of this award include publicity in national and regional media outlets, enhanced consumer perception, and the right to use the Product of the Year logo on Nightfood packaging, which is understood to drive stronger consumer trial at retail.

Management is confident consumer demand exists for better nighttime snacking options, and that they are pioneering a new consumer category consisting of nighttime specific snacks. This confidence is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond. In addition, Nestle, one of the largest food and beverage companies in the world, has stated that it believes there is consumer demand for healthier snacks for consumers to eat before bed.

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

Nightfood is currently available in four of the top-50 supermarket chains in the country: Meijer, Lowes Foods, Woodman’s and Harris Teeter. The Nightfood line has recently been presented to over a dozen additional chains, and more presentations are upcoming as of the time of this filing. Management has received indication from several significant chains that they intend to add Nightfood to their freezers in early 2020

INFLATION

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

RESULTS OF OPERATIONS FOR THE THREE AND THREE MONTH PERIOD ENDED

September 30, 2019 and September 30, 2018.

For the three months ended September 30, 2019 and September 30, 2018 we had revenues of $206,497 and $102,188 respectively and incurred an operating loss of $364,361 and $439,165 respectively. The revenue increase is the result of sales of Nightfood ice cream. A result of this increase in sales is an increase in cost of goods sold from $40,658 for the three months ending September 30, 2018 to $146,500 for the three months ending September 30, 2019. Our income statement shows an increase in “Advertising and Promotional” from $103,440 for the three months ending September 30, 2018 to $198,270 for the three months ending September 30, 2019. It’s important to note that $128,475 of the $198,270 was for marketing and distribution partnerships and not what most would likely consider “advertising”. Paid advertising actually decreased from $50,745 for the quarter ending September 30, 2018 to $33,448 for the quarter ending September 30, 2019. Selling, general, and administrative expenses decreased from $175,484 for the three months ending September 30, 2018 to $101,854 for the three months ending September 30, 2019. This category includes expenses such as web hosting, web services, freight, warehousing, shipping, product liability insurance, and research & development of new products. Professional fees decreased from $221,770 for the three months ending September 30, 2018 to $124,234 for the three months ending September 30, 2019.

For the three months ended September 30, 2018 compared to the three months ended September 30, 2019, we also experienced changes in derivative liabilities from ($564,864) to ($190,062) and interest expense from $642,520 to $408,865, of which $636,218 and $382,267 respectively were entries directly related to the amortization of debt discounts and deferred financing fees For the three months ended September 30, 2019, the Company recorded “other expenses” of $0 compared to $779 for the three months ended September 30, 2018. This decrease is attributable to the fact that there was no need to restructure or consolidate debt in the current quarter. As a direct result of the prior successful consolidation, Management has been able to secure ongoing operating capital to launch Nightfood ice cream, while minimizing dilution associated with the use of convertible notes from multiple lenders. Although no assurances can be given, management believes that the positive results of these efforts will lead to more efficient sources of capital and allow the Company to grow operations and revenues in a meaningful way, ultimately increasing shareholder value.

Customers

For the three month periods ending September 30, 2019, the majority of revenues resulted from wholesale sales of NightFood ice cream to wholesale distributors and direct to supermarkets. As the Company has largely shifted away from direct-to-consumer e-commerce, and towards a wholesale approach for the national ice cream rollout, it is expected that future revenues will be significantly more concentrated than in the past when the majority of revenue was from direct to consumer sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash on hand of $107,058, receivables of $181,053 and inventory value of $437,022.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has a strong ongoing relationship with Eagle Equities and we expect Eagle to continue to fund our projected growth over the next several quarters as they have been doing for well over two years. We believe that our current capitalization structure, combined with ongoing increases in revenues, will enable us to successfully secure required financing to continue our growth. In the short term, the Company plans to continue to take advantage of convertible notes as a financing vehicle, as it allows for today’s operating capital to be either repaid, or converted to equity at future valuations, which management views as beneficial to shareholders.

Because the business is new and has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

Since our inception, we have sustained operating losses. During the three months ended September 30, 2019, we incurred a net loss of $583,164 compared to $517,600 for the three months ended September 30, 2018. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the three months ended September 30, 2019, net cash used in operating activities was $973,084 compared to $310,208 for the three months ended September 30, 2018. The majority of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the three months ended September 30, 2019, net cash aggregating $1,050,000 was provided by financing activities, compared to $289,328 for the three months ended September 30, 2018.

From our inception in January 2010 through September 30, 2019, we have generated an accumulated deficit of approximately $13,802,223, compared to $13,219,059 from inception through June 30, 2019. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to two quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

We intend to rely on the sale of stock in private placements, and the issuance of new debt, to fund our operations. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations. The Company has received several tranches of capital from a friendly institutional investor, who has been our primary source of capital for the last 26 months. We expect this investor to continue to fund ongoing operations

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement was retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and accrued on a monthly basis through June of 2018.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2019.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: November 19, 2019	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)