Form 10-Q
period 2019-12-31
NightFood Holdings, Inc.
filed 2020-02-19
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 19, 2020, the registrant had outstanding 60,148,666 shares of common stock.

i

NightFood Holdings, Inc.

Financial Statements

For the six months ended December 31, 2019 and December 31, 2018

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2019 (Unaudited) and June 30, 2019	F-1
Unaudited Condensed Consolidated Statement of Operations for the three months and six months ended December 31, 2019 and 2018	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended December 31, 2019	F-3
Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2019 and 2018	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-17

NightFood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$147,246	$30,142
Accounts receivable - net	54,135	45,086
Inventories	374,523	406,439
Other current assets	2,040	1,000
Total current assets	577,944	482,667

Intangible asset placement fee -net	972,354	-

Total assets	$1,550,298	$482,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,114,344	$496,809
Accrued expense-related party	9,974	33,974
Convertible notes payable – net of discount	1,624,400	1,117,741
Fair value of derivative liabilities	1,765,728	1,306,748
Total current liabilities	$4,514,446	2,955,272

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, ($0.001 par value, 100,000,000 shares authorized, and 1,000 issued and outstanding as of December 31, 2019 and 1,000 outstanding as of June 30, 2019, respectively)	1	1
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 57,109,093 issued and outstanding as of December 31, 2019 and 53,773,856 outstanding as of June 30, 2019, respectively)	57,109	53,774
Additional paid in capital	11,701,922	10,692,679
Accumulated deficit	(14,723,180)	(13,219,059
Total stockholders’ deficit	(2,964,148)	(2,472,605
Total Liabilities and Stockholders’ Deficit	$1,550,298	$482,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended December 31, 2019	For the six months ended December 31, 2018	For the three months ended December 31, 2019	For the three months ended December 31, 2018
Revenues	$379,488,	$136,859	$172,991	$34,671

Operating expenses
Cost of product sold	194,975	55,191	48,475	14,533
Advertising and promotional	661,633	180,423	463,363	76,983
Selling, general and administrative	202,684	304,320	100,830	128,836
Professional fees	266,998	303,300	142,764	81,529
Total operating expenses	1,326,290	843,234	755,432	301,881

Loss from operations	(946,802)	(706,375)	(582,441)	(267,210)

Interest expense - shareholder	42,336	19,363	12,669	13,061
Change in derivative liability	(355,625)	(781,127)	(165,563)	(216,263)
Interest expense - other	831,436	1,026,621	452,238	390,403
Other expense	39,173	779	39,173	-
Total other expense	557,320	265,636	338,517	187,201

Provision for income tax	-	-	-	-

Net loss	$(1,504,122)	$(972,011)	$(920,958)	$(454,411)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.02)

Weighted average shares of capital outstanding – basic and diluted	55,324,416	44,232,859	56,167,120	45,343,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2018	42,608,329	$42,608	$5,919,152	$(8,620,714)	$(2,658,954)
Common stock issued for services	445,598	446	134,266	-	134,711
Common stock issued for interest	44,487	44	6,258	-	6,302
Issuance of common stock for debt	914,982	915	129,085	-	130,000
Net loss	-	-	-	(517,600)	(517,600)
Balance, Three Months ended September 30, 2018	44,013,396	$44,013	$6,188,761	$(9,138,314)	$(2,905,541)
Common stock issued for services	134,813	135	26,387	-	26,522
Common stock issued for services	(500,000)	(500)	(49,500)	-	(50,000)
Common stock issued for interest	130,893	131	12,929	-	13,060
Issuance of common stock for debt	2,134,989	2,135	215,365	-	217,500
Common stock issued for accounts payable	106,957	107	24,493		24,600
Exercise of warrants	400,000	400	119,600		120,000
Derivative liability reclassed upon debt conversion			227,145		227,145

Net loss	-	-	-	(454,411)	(454,411)
Balance, Three Months ended December 31, 2018	46,421,048	$46,421	$6,765,182	$(9,592,725)	$(2,781,124)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2019	53,773,856	$53,774	1,000	1	$10,692,679	$(13,219,059)	$(2,472,605)
Common stock issued for services	122,762	123	-	-	49,274	-	49,397
Common stock issued for interest	110,404	110			26,487	-	26,597
Issuance of common stock for debt conversion	1,409,349	1,409			335,591	-	337,000
Derivative liability reclassed upon debt conversion	-	-			213,739	-	213,739
Net loss	-	-	-	-	-	(583,164)	(583,164)
Balance, Three Months ended September 30, 2019	55,416,371	$55,416	1,000	1	$11,317,770	$(13,802,223)	$(2,429,036)
Common stock issued for services	85,000	85	-	-	21,415	-	21,500
Common stock issued for interest	107,227	107			15,632	-	15,739
Issuance of common stock for debt conversion	1,500,495	1,500			218,500	-	220,000
Derivative liability reclassed upon debt conversion	-	-			128,605	-	128,605
Net loss	-	-	-	-	-	(920,958)	(920,958)
Balance, Three Months ended December 31, 2019	57,109,093	$57,109	1,000	1	$11,701,922	$(14,723,180)	$(2,964,148)

The accompanying notes are an integral 6t of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31, 2019	For the six months ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,504,122)	$(972,011)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	70,897	111,233
Stock issued for interest	42,336	19,363
Amortization of debt discount	831,436	1,026,471
Amortization of placement fees	194,471	-
Deferred financing fees	39,173	-
Change in derivative liability	(355,625)	(781,127)
Change in operating assets and liabilities
Change in accounts receivable	(9,049)	-
Change in inventory	31,916	6,296
Change in other current assets	(1,040)	(17,917)
Change in Intangible asset – placement fee	(1,166,824)	-
Change in accounts payable	617,535)	11,811
Change in accrued expenses	(24,000)	(24,000)
Net cash used in operating activities	(1,232,896)	(619,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt-net	1,350,000	756,005
Repayment of short-term debt	-	(1,000)
Repayment of convertible debt	-	(102,076)
Net cash provided by financing activities	1,350,000	652,929

NET INCREASE IN CASH AND CASH EQUIVALENTS	117,104	33,047

Cash and cash equivalents, beginning of period	30,142	48,440
Cash and cash equivalents, end of period	$147,246	$81,487

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount accounted	$1,117,777	$347,500
Value of embedded derivative liabilities	$-	$-
Stock issued for conversion of debt	$557,000	$347,500
Stock Issued For Interest	$42,337	$19,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NightFood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and intends to license said IP to operators in the cannabis edibles space and other related spaces.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the six (6) months ended December 31, 2019 and 2018, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2019 and 2018, respectively, which are included in the Company’s June 30, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 15, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six (6) months ended December 31, 2019 are not necessarily indicative of results for the entire year ending June 30, 2020.

We made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company incurred advertising costs of $661,633 and $180,423 for the six months ended December 31, 2019 and 2018, respectively. Of the $661,633 classified as “advertising costs”, $194,474 was for amortization of placement fees and $264,693 was related to marketing and distribution partnerships. Only $73,793, or 11.1% of this total was for what would be considered by many to be advertising in the form of paid advertisements.

Intangible asset		Intangible assets, which are comprised primarily of placement fees, are stated at cost less accumulated amortization. For intangible assets with finite lives, amortization is computed using the straight-line method over life of the contract, typically ranging from 1 to 2 years.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2019 and June 30, 2019, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Stock-Based Compensation	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration	●	During the six months ended December 31, 2019, the Company had one customer account for 33.9% of the revenue volume. During the six months ended December 31, 2018, one customer accounted for approximately 16% of the revenue volume. The reason for this change is that almost all revenue in 2018 was from sales of Nightfood bars direct to individual consumers, whereas in 2019, the majority of revenue was from wholesale sales of ice cream direct to supermarkets and wholesalers. As the Company continues to grow its distribution base, it is anticipated that revenue distribution will become less concentrated.

Receivables Concentration	●	As of December 31, 2019, the Company had one customer accounting for approximately, 45.4% of the outstanding balance.

Income Per Share	●	Net income per share data for both the six-month periods ending December 31, 2019 and 2018 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

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

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for December 31, 2019 and June 30, 2019, respectively.

5.	Inventories	●	Inventory consists of the following at December 31, 2019 and June 30, 2019,

	December 31, 2019	June 30, 2019
Finished goods – bars	$-	$30,800
Finished goods - ice cream	348,199	346,229
Raw material – ingredients	17,918	25,477
Packaging	8,406	3,933
TOTAL	$374,523	$406,439

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following vendor deposits at December 31, 2019 and June 30, 2019. The majority of this amount relates to deposits towards distribution and marketing partnerships,

	December 31, 2019	June 30, 2019
Vendor deposits – Other	$2,040	$1,000
TOTAL	$2,040	$1,000

7.	Intangible asset – placement fee	●	Intangible asset consist of the following vendor deposits at December 31, 2019 and June 30, 2019. This amount relates to distribution and marketing partnerships and placement fees.

	December 31, 2019	June 30, 2019
Placement fees	$1,166,825	$-
Amortization of placement fee	(194,471)	-

TOTAL	$972,354	$-

8.	Other Current Liabilities	●	Other current liabilities consist of the following at December 31, 2019 and June 30, 2019,

	December 31, 2019	June 30, 2019
Accrued consulting fees – related party	$9,974	$33,974
TOTAL	$9,974	$33,974

9.	Notes Payable	●	Notes Payable consist of the following at December 31, 2019,

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. As of December 31, 2019, the debt discount was $0.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $210,000 Notes was calculated using the Black-Scholes pricing model at $265,498, with the following assumptions: risk-free interest rate of 2.09%, expected life of 1 year, volatility of 200%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $210k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $55,498. As of December 31, 2019, the debt discount was $0.

On July 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $207,000 Notes was calculated using the Black-Scholes pricing model at $257,842, with the following assumptions: risk-free interest rate of 2.59%, expected life of 1 year, volatility of 183%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $207k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $50,842.

This note has been successfully retired via conversion into shares during the three months ended September 30, 2019. The Company fair valued the notes as of conversion date and accounted for a gain on conversion of $5,749 included under line item “change in derivative liability” and also, reclassed the related $139,268 derivative liability balance into additional paid in capital.

On November 16, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated November 16, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 16, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $131,898, with the following assumptions: risk-free interest rate of 2.71%, expected life of 1 year, volatility of 150%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $130k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $1,898.

This note has been successfully retired via conversion into shares during the three months ended September 30, 2019. The Company fair valued the notes as of conversion date and accounted for a gain on conversion of $25,398 included under line item “change in derivative liability” and also, reclassed the related $74,472 derivative liability balance into additional paid in capital.

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $128,976, with the following assumptions: risk-free interest rate of 2.64%, expected life of 1 year, volatility of 144%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $130k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of December 31, 2019, the debt discount was $0.

This note has been successfully retired via conversion into shares during the three months ended December 31, 2019. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $2,066 included under line item “change in derivative liability” and also, reclassed the related $75,946 derivative liability balance into additional paid in capital.

On January 28, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 28, 2020 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $234,000 Notes was calculated using the Black-Scholes pricing model at $226,452, with the following assumptions: risk-free interest rate of 2.60%, expected life of 1 year, volatility of 135%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $234k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of December 31, 2019, the debt discount was $10,690.

$90,000 of the note has been successfully retired via conversion into shares during the three months ended December 31, 2019. The Company fair valued the notes as of conversion date and accounted for a gain on conversion of $4,882 included under line item “change in derivative liability” and also, reclassed the related $52,659 derivative liability balance into additional paid in capital.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $11,166.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $55,457.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $106,617.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $122,179.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $153,145.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $154,538.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $86,325.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $103,844

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceed the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2019, the debt discount was $150,000

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of December 31, 2019:

Convertible notes payable issued as of June 30, 2019	$1,117,741
Convertible notes payable issued as of December 31, 2019	1,350,000
Unamortized amortization of debt and beneficial conversion feature	(286,341)
Notes converted into shares of common stock	(557,000)
Balance at December 31, 2019	$1,624,400

10.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 9 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the six month period ended December 31, 2019, the Company recorded a gain in fair value of derivative $355,625. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of December 31, 2019:

Derivative liability as of June 30, 2019	$1,306,748
Initial derivative liability accounted for convertible notes payable issued during the period ended December 31, 2019	1,156,949
Reclassed to additional paid in capital for notes converted into shares of common stock	(342,344)
Change in derivative liability during the period	(355,625)
Balance at December 31, 2019	$1,765,728

11.	Capital Stock Activity	●	The Company has 57,109,093 and 53,773,856 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2019 and June 30, 2019 respectively.

		●	During the six months ended December 31, 2019 the Company issued 207,762 shares of common stock for services valued at $70,897, issued 2,909,844 shares in regards to debt being converted into stock valued at $557,000, and issued 217,631 shares of common stock valued at $42,336 as part of a loan agreement and payment of interest as part of the debt conversion.

12.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. Of the 500,000 warrants shown below at an exercise price of $.15, only 300,000 have vested as of the date of this filing. These warrants were issued as compensation for a four-year advisory agreement. 150,000 warrants vested on July 24, 2018, another 150,000 on July 24, 2019, another would vest 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021, should advisor complete the term of his engagement.

The aggregate intrinsic value of the warrants as of December 31, 2019 is $49,200.

	Outstanding at			Outstanding
Exercise Price	June 30, 2019	Exercised in 2019	Expired	December 31, 2019
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	100,000	-	-	100,000
$0.40	150,000			150,000
$0.75	300,000	-	-	300,000
	1,155,000	-	-	1,155,000

13.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	December 31, 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$2,541,000	$2,541,000
Total	$		$-	$2,541,000	$2,541,000

	Fiscal 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$1,748,000	$1,748,000
Total	$		$-	$1,748,000	$1,748,000

14.	Commitments and Contingencies:

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

CEO Sean Folkson has a consulting agreement which will reward him with 1,000,000 warrants at a strike price of $.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000.

15.	Related Party Transactions	●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $24,000 is reflected in professional fees for the three month period ended December 31, 2019 and reflected in the accrued expenses – related party with a balance of $9,974 and $33,974 at December 31, 2019 and June 30, 2019, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter 2019 Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. In addition, during the three months ended December 31, 2019, Folkson had been paid $60,000 against his total accrued balance to date.

●	In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing

16.	Subsequent Events	●	Between the dates of January 1, 2020 and February 19, 2020, noteholder Eagle Equities converted a total of $394,936 of principal and interest from outstanding notes to Company stock. The average conversion price in these transactions was $.1282. 3,080,873 shares were issued to the noteholder in these transactions.

		●	On February 6, 2020 the Company entered into a convertible promissory note and security purchase agreement dated and funded February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC.

●

On January 20, 2020, the Registrant entered into a “Lock Up” Agreement with its largest shareholder, Sean Folkson, owner of 16,753,568 shares. Folkson has agreed to not transfer, sell, or otherwise dispose of any shares of his NGTF stock during the twelve month period starting February 4, 2020.

As part of this agreement, Folkson received warrants to acquire 400,000 shares of NGTF common stock at an exercise price of $.30 per share. All warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term.

This event was disclosed on a Form 8K dated January 21, 2020

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

NightFood, Inc. is a snack company focused on manufacturing and distribution of Nightfood nighttime ice cream. The Nightfood ice cream national rollout began in the early part of calendar 2019. The Company has since secured distribution in multiple regional supermarket chains, and divisions of national supermarket chains.

On February 7, 2019, it was announced that the Nightfood ice cream line won the prestigious Product of the Year award in the ice cream category in a Kantar survey of over 40,000 consumers. As announced in a subsequent news release, the benefits of this award include publicity in national and regional media outlets, enhanced consumer perception, and the right to use the Product of the Year logo on Nightfood packaging, which is understood to drive stronger consumer trial at retail.

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

The Nightfood Scientific Advisory Board is made up of leading sleep and nutrition experts, who help Nightfood deliver on its brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most prominent authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we added Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Dr. Broch also has a master’s degree in human nutrition. This unique combination allowed her to play an important role in the development of Nightfood ice cream. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

Nightfood has been named the Official Ice Cream of the American Pregnancy Association. Compared to regular ice cream, Nightfood is higher in calcium, magnesium, zinc, protein and fiber, and contains less sugar, fewer calories, and is lower glycemic. In addition, Nightfood has enzymes and amino acids that aid in digestion and can reduce heartburn. Management believes this designation and recommendation from the American Pregnancy Association will expose the brand to a large base of new consumers, and drive a volume of new demand that will support an effective national roll-out of the ice cream line.

DEVELOPMENT PLANS

Nightfood has eight ice cream flavors already in ongoing production, and an additional ten products have been developed or in late stages of development. These include two custom celebrity flavors, four new non-celebrity ice cream flavors, and four non-dairy flavors. Management has done preliminary research on CBD infused ice cream, current FDA guidelines do not permit CBD to be used as an additive in food, and Management does not believe such products will be allowed under FDA guidelines for several quarters.

Nightfood is currently available in hundreds of supermarket locations, and has commitments from additional major retail chains. Management believes that current marketing initiatives and existing sales velocity trends, along with securing the designation of being the Official Ice Cream of the American Pregnancy Association all bode well for securing additional supermarket chain distribution during calendar 2020.

Management has also begun targeting distribution in hotel lobby markets. Nightfood ice cream has been placed in stores in select locations of chains such as Fairfield Inn & Suites (Marriott), Hilton Garden Inn (Hilton), Staybridge Suites (InterContinental Hotels Group), and Residence Inn (Marriott). Management is in discussions with global executives at major hotel brands, attempting to secure distribution and marketing partnerships on the corporate level. Sleep quality is critical to hotel guest satisfaction, and Management believes any hotel selling ice cream has an obligation to their guests and other stakeholders to provide sleep-friendly options now that they are available. Initial feedback from hotel executives indicates they are in agreement on this point. It is possible that a hotel partnership may result in the Company adding additional SKU’s, including single-serve novelties, and/or containers in a size smaller than a pint.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIOD ENDED

December 31, 2019 and December 31, 2018.

For the three months ended December 31, 2019 and December 31, 2018 we had revenues of $172,991 and $34,671 respectively and incurred an operating loss of $582,441 and $267,210 respectively. The revenue increase is the result of sales of Nightfood ice cream. A result of this increase in sales is an increase in cost of goods sold from $14,533 for the three months ending December 31, 2018 to $48,475 for the three months ending December 31, 2019. Our income statement shows an increase in “Advertising and Promotional” from $76,983 for the three months ending December 31, 2018 to $463,363 for the three months ending December 31, 2019. It’s important to note that $326,572 of the $463,363 is associated with marketing and distribution partnerships that we believe will benefit the Company for several more quarters, helping us establish a broader retail footprint. These specific expenses are not what most would likely consider “advertising”. Selling, general, and administrative expenses decreased from $128,836 for the three months ending December 31, 2018 to $100,830 for the three months ending December 31, 2019. This category includes expenses such as web hosting, web services, freight, warehousing, shipping, product liability insurance, and research & development of new products. Professional fees increased from $81,529 for the three months ending December 31, 2018 to $142,764 for the three months ending December 31, 2019.

For the three months ended December 31, 2018 compared to the three months ended December 31, 2019, we also experienced changes in derivative liabilities from ($216,263) to ($165,563) and interest expense from $390,403 to $491,411, which includes $39,173 of derivative related interest expense, of which $390,403 and $452,238 respectively were entries directly related to the amortization of debt discounts and deferred financing fees. For the three months ended December 31, 2019, the Company recorded “other expenses” of $39,173 compared to $779 for the three months ended December 31, 2018.

For the six months ended December 31, 2019 and December 31, 2018 we had revenues of $379,488 and $136,859 respectively and incurred an operating loss of $946,802 and $706,375 respectively. The revenue increase is the result of sales of Nightfood ice cream. A result of this increase in sales is an increase in cost of goods sold from $55,191 for the six months ending December 31, 2018 to $194,975 for the six months ending December 31, 2019. Our income statement shows an increase in “Advertising and Promotional” from $180,423 for the six months ending December 31, 2018 to $661,633 for the six months ending December 31, 2019. It’s important to note that $459,167 of the $661,633 is associated with marketing and distribution partnerships that we believe will benefit the Company for 2020 and beyond, helping us establish a broader retail footprint. These specific expenses are not what most would likely consider “advertising”. Selling, general, and administrative expenses decreased from $304,320 for the six months ending December 31, 2018 to $202,684 for the six months ending December 31, 2019. This category includes expenses such as web hosting, web services, freight, warehousing, shipping, product liability insurance, and research & development of new products. Professional fees decreased from $303,300 for the six months ending December 31, 2018 to $266,998 for the six months ending December 31, 2019.

For the six months ended December 31, 2018 compared to the six months ended December 31, 2019, we also experienced changes in derivative liabilities from ($781,127) to ($355,625) and interest expense from $1,027,400 to $870,609, of which $1,026,621 and $831,436 respectively were entries directly related to the amortization of debt discounts and deferred financing fees. For the six months ended December 31, 2019, the Company recorded “other expenses” of $39,173 compared to $779 for the six months ended December 31, 2018.

Customers

For the both the three and six month periods ending December 31, 2019, the majority of revenues resulted from wholesale sales of NightFood ice cream to wholesale distributors and direct to supermarkets. As the Company has largely shifted away from direct-to-consumer e-commerce, and towards a wholesale approach for the national ice cream rollout, it is expected that future revenues will be significantly more concentrated than in the past when the majority of revenue was from direct to consumer sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had cash on hand of $147,246, receivables of $54,135 and inventory value of $374,523.

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

Since our inception, we have sustained operating losses. During the three months ended December 31, 2019, we incurred a net loss of $920,958 compared to $454,411 for the three months ended December 31, 2018. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the six months ended December 31, 2019, net cash used in operating activities was $1,232,896 compared to $619,882 for the six months ended December 31, 2018. Much of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the six months ended December 31, 2019, net cash aggregating $1,350,000 was provided by financing activities, compared to $652,929 for the six months ended December 31, 2018.

From our inception in January 2010 through December 31, 2019, we have generated an accumulated deficit of approximately $14,723,180, compared to $13,219,059 from inception through June 30, 2019. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to two quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

We intend to rely on the sale of stock in private placements, and the issuance of new debt, to fund our operations. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations. The Company has received several tranches of capital from a friendly institutional investor, who has been our primary source of capital for the last 30 months. We expect this investor to continue to fund ongoing operations

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement was retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and accrued on a monthly basis through June of 2018.

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

On February 4, 2019, the Company entered into a “Lock-Up” Agreement with Folkson whereby Folkson agreed to not transfer, sell, or otherwise dispose of any shares of his NGTF stock during the next twelve months. As part of this agreement, Folkson received warrants to acquire 400,000 shares of NGTF common stock at an exercise price of $.30 per share. All warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term. Folkson may not transfer, sell, or otherwise dispose of these warrants at any time, as there are no transfer rights provided for in the Agreement. On January 20, 2020, Folkson and the Company entered into a new Lock-Up Agreement which went into effect on February 4, 2020 and is in place for twelve months, with identical financial terms.

On February 6, 2019, the Registrant entered into a “Leak-Out” Agreement with Peter Leighton, former affiliate and owner of 4,000,000 shares, which will restrict Leighton’s ability to sell, transfer, or otherwise dispose of his shares above a certain, mutually agreed-upon monthly threshold.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to allowance for doubtful accounts, allowance for inventory write-downs and write offs, deferred income taxes, provision for contractual obligations and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended December 31, 2019.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

NightFood Holdings, Inc.

Dated: February 19, 2020	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)