Form 10-Q
period 2020-03-31
NightFood Holdings, Inc.
filed 2020-05-20
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 20, 2020, the registrant had outstanding 60,363,666 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the nine months ended March 31, 2020 and March 31, 2019

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and June 30, 2019	F-1
Unaudited Condensed Consolidated Statement of Operations for the three months and nine months ended March 31, 2020 and 2019	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended March 31, 2020 and 2019	F-3
Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2020 and 2019	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-19

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$110,101	$30,142
Accounts receivable - net	50,924	45,086
Inventories	285,879	406,439
Other current assets	580,746	1,000
Total current assets	1,027,650	482,667

Total assets	$1,027,650	$482,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,213,649	$496,809
Accrued expense-related party	9,974	33,974
Short term borrowings – line of credit	5,000	-
Convertible notes payable – net of discount	1,790,578	1,117,741
Fair value of derivative liabilities	1,598,539	1,306,748
Total current liabilities	$4,617,740	2,955,272

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, ($0.001 par value, 100,000,000 shares authorized, and 1,000 issued and outstanding as of March 31, 2020 and 1,000 outstanding as of June 30, 2019, respectively)	1	1
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 60,189,966 issued and outstanding as of March 31, 2020 and 53,773,856 outstanding as of June 30, 2019, respectively)	60,190	53,774
Additional paid in capital	12,310,827	10,692,679
Accumulated deficit	(15,961,108)	(13,219,059)
Total stockholders’ deficit	(3,590,090)	(2,472,605)
Total Liabilities and Stockholders’ Deficit	$1,027,650	$482,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended March 31, 2020	For the nine months ended March 31, 2019	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Revenues	$227,257	$296,434	$119,475	$159,575

Operating expenses
Cost of product sold	352,240	129,634	157,265	74,443
Advertising and promotional	673,814	285,700	137,487	105,277
Selling, general and administrative	295,107	432,095	92,423	127,775
Professional fees	366,725	449,554	99,727	146,254
Impairment expense	500,000	-	500,000	-
Total operating expenses	2,187,886	1,296,983	986,902	453,749

Loss from operations	(1,960,629)	(1,000,549)	(867,427)	(294,174)

Interest expense - shareholder	82,952	89,750	40,616	(100)
Change in derivative liability	(612,093)	596,033	(256,468)	1,377,160
Interest expense - other	1,270,943	1,495,485	439,507	539,532
Other expense	39,618	779	445	-
Total other expense	781,420	2,182,047	224,100	1,916,412

Provision for income tax	-	-	-	-

Net loss	$(2,742,049)	$(3,182,596)	$(1,091,527)	$(2,210,586)

Basic and diluted net loss per common share	$(0.05)	$(0.07)	$(0.02)	$(0.04)

Weighted average shares of capital outstanding – basic and diluted	56,447,392	46,021,658	58,712,745	49,678,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2018	42,608,329	$42,608	$5,919,152	$(8,620,714)	$(2,658,954)
Common stock issued for services	445,598	446	134,266	-	134,711
Common stock issued for interest	44,487	44	6,258	-	6,302
Issuance of common stock for debt	914,982	915	129,085	-	130,000
Net loss	-	-	-	(517,600)	(517,600)
Balance, Three Months ended September 30, 2018	44,013,396	$44,013	$6,188,761	$(9,138,314)	$(2,905,541)
Common stock issued for services	134,813	135	26,387	-	26,522
Common stock issued for services	(500,000)	(500)	(49,500)	-	(50,000)
Common stock issued for interest	130,893	131	12,929	-	13,060
Issuance of common stock for debt	2,134,989	2,135	215,365	-	217,500
Common stock issued for accounts payable	106,957	107	24,493		24,600
Exercise of warrants	400,000	400	119,600		120,000
Derivative liability reclassed upon debt conversion			227,145		227,145

Net loss	-	-	-	(454,411)	(454,411)
Balance, Three Months ended December 31, 2018	46,421,048	$46,421	$6,765,182	$(9,592,725)	$(2,781,124)

Common stock issued for services	84,757	85	53,494	-	53,579
Common stock issued for interest	466,485	466	69,921	-	70,387
Issuance of common stock for debt	5,749,264	5,749	870,703	-	876,452
Common stock issued for accounts payable	175,000	175	39,075		39,250
Common stock issued for cash	84,389	84	49,916	-	50,000
Derivative liability reclassed upon debt conversion			2,319,287		2,319,287

Net loss	-	-	-	(2,210,585)	(2,210,585)
Balance, Three Months ended March 31, 2019	52,980,943	$52,981	$10,167,578	$(11,803,310)	$(1,582,752)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2019	53,773,856	$53,774	1,000	$1	$10,692,679	$(13,219,059)	$(2,472,605)
Common stock issued for services	122,762	123	-	-	49,274	-	49,397
Common stock issued for interest	110,404	110			26,487	-	26,597
Issuance of common stock for debt conversion	1,409,349	1,409			335,591	-	337,000
Derivative liability reclassed upon debt conversion	-	-			213,739	-	213,739
Net loss	-	-	-	-	-	(513,581)	(513,581)
Balance, Three Months ended September 30, 2019	55,416,371	$55,416	1,000	$1	$11,317,770	$(13,732,640)	$(2,359,452)
Common stock issued for services	85,000	85	-	-	21,415	-	21,500
Common stock issued for interest	107,227	107			15,632	-	15,739
Issuance of common stock for debt conversion	1,500,495	1,500			218,500	-	220,000
Derivative liability reclassed upon debt conversion	-	-			128,605	-	128,605
Net loss	-	-	-	-	-	(1,136,941)	(1,136,941)
Balance, Three Months ended December 31, 2019	57,109,093	$57,109	1,000	1	$11,701,922	$(14,869,581)	$(3,110,549)

Common stock issued for interest	320,650	321			40,615	-	40,936
Issuance of common stock for debt conversion	2,760,223	2,760			351,240	-	354,000
Derivative liability reclassed upon debt conversion	-	-			217,050	-	217,050
Net loss	-	-	-	-	-	(1,091,527)	(1,091,527)
Balance, Three Months ended March 31, 2020	60,189,966	$60,190	1,000	$1	$12,310,827	$(15,961,108)	$(3,590,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended March 31, 2020	For the nine months ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,742,049)	$(3,182,596)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	70,897	164,812
Stock issued for interest	82,952	89,750
Amortization of debt discount	1,270,943	1,495,334
Deferred financing fees	39,493	-
Change in derivative liability	(612,093)	596,033
Amortization of intangible assets	500,000	-
Impairment expenses related to intangible assets	500,000	-
Change in operating assets and liabilities
Change in accounts receivable	(5,838)	(85,604)
Change in inventory	120,560	(211,757)
Change in other current assets	(579,746)	(18,809)
Change in accounts payable	50,173	132,914
Change in accrued expenses	(24,000)	(32,000)
Net cash used in operating activities	(1,328,708)	(1,051,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of intangible assets	(333,333)	-
Net cash used in investing activities	(333,333)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt-net	1,737,000	1,094,005
Proceeds from sale of stock	-	50,000
Repayment of short-term debt	-	(1,000)
Borrowings on line of credit	5,000	-
Repayment of convertible debt	-	(102,076)
Net cash provided by financing activities	1,742,000	1,040,929

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,959	(10,994)

Cash and cash equivalents, beginning of period	30,142	48,440
Cash and cash equivalents, end of period	$110,101	$37,446

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount accounted	$1,463,278	$392,005
Value of embedded derivative liabilities	$-	$-
Stock issued for conversion of debt	$911,000	$1,223,953
Intangible assets acquired and adjusted in accounts payable balance	$666,667
Stock Issued for Interest	$82,952	$89,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc. (“Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and intends to license said IP to operators in the cannabis edibles space and other related spaces.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three (3) and nine (9) months ended March 31, 2020 and 2019, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2019 and 2018, respectively, which are included in the Company’s June 30, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 15, 2019. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine (9) months ended March 31, 2020 are not necessarily indicative of results for the entire year ending June 30, 2020.

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

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company reported advertising costs of $673,814 and $285,700 for the nine months ended March 31, 2020 and 2019, respectively.  The Company reported advertising costs of $119,475 and $105,277 for the three months ended March 31, 2020 and 2019, respectively.

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

Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:
a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.
b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”
Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2020 and June 30, 2019, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Stock-Based Compensation	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration	●	During the nine months ended March 31, 2020, the Company had one customer account for approximately 45% of the gross sales. During the nine months ended March 31, 2019, one customer accounted for approximately 16% of the revenue volume. The reason for this change is that almost all revenue in Fiscal Year 2019 was from sales of Nightfood bars direct to individual consumers, whereas in Fiscal Year 2020, the majority of revenue was from wholesale sales of ice cream direct to supermarkets and wholesalers. As the Company continues to grow its distribution base, it is anticipated that revenue distribution will become less concentrated.

Receivables Concentration	●

As of March 31, 2020, the Company had receivables due from five customers, each accounting for over 10% of the outstanding balance. As of June 30, 2019, the Company had receivables due from five customers, four of which accounted for over 10% of the outstanding balance.

Income Per Share	●	Net income per share data for both the nine-month periods ending March 31, 2020 and 2019, and the three-month periods ending March 31, 2020 are based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Impairment of Long-lived Assets	●

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

During the period ended March 31 2020 and 2019, the Management determined and impaired $500,000 and $-0-, respectively as impairment on intangible asset

Digital Asset Capitalization	●	ASC 350-50-05-01 states “ on accounting for costs incurred to develop a website, including whether to capitalize or expense the following types of costs:
		a)	Costs incurred in the planning stage
		b)	Costs incurred in the website application and infrastructure development stage
		c)	Costs incurred to develop graphics
		d)	Costs incurred to develop content
		e)	Costs incurred in the operating stage.”

ASC 350-50-25-6 states “Costs incurred to purchase software tools, or costs incurred during the application development stage for internally developed tools, shall be capitalized unless they are used in research and development and meet either of the following conditions:

		a)	They do not have any alternative future uses.
		b)	They are internally developed and represent a pilot project or are being used in a specific research and development project (see paragraph 350-40-15-7).”

Further, at ASC 350-50-25-7, “Costs to obtain and register an Internet domain shall be capitalized under Section 350-30-25.”

During the period ended March 31 2020, the Management determined and capitalized $1,000,000 under ASC 350-50 and accounted as an intangible asset and amortize the costs over the life of the relationship.

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

The standard became effective for us beginning on July 1, 2018 and did not have a material impact on our financial statements.

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

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

3.	Restatement of Prior Financial Information	Subsequent to our external auditor’s periodic review of the Form 10-Q for the Periods Ended September 30, 2019 and December 31, 2019 and, in the process of review, the current Form 10-Q for the Period Ended March 31, 2020, the Company conducted further reviews of the financial statements. Based on such reviews, the following determinations were made:

Error in Accounting for Slotting and Set-up Fees

During our review, we determined that the accounting treatment for the recognition of slotting fees and other fees paid or payable by the Company to certain strategic partners was incorrect. Specifically, it has been determined that revenue relating to the slotting fee, which was originally capitalized and amortized into expense over an 18-month period should instead be treated as a reduction in revenue at the later of recognition of revenue for the transfer of the Nightfood product or when the Company pays or promised to pay the slotting fee. In addition, certain fees related to platforms to launch our products and advertising efforts should have been capitalized and recorded as an intangible asset. The Company previously recorded a portion of this fee as an intangible asset – placement fee and expensed the remaining amount as advertising expense in the Period Ended December 31, 2019.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality (“SAB 99”) and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company has determined that the impact of adjustments relating to the corrections of this accounting error are not material to previously issued annual audited and unaudited financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

	As of June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$482,667	$487,500	$970,167
Current liabilities	$2,955,272	$223,333	$3,178,605
Working capital (deficit)	$(2,472,605)	$264,167	$(2,208,438)
Total assets	$482,667	$487,500	$970,167
Total liabilities	$2,955,272	$223,333	$3,178,605
Total stockholders' deficit	$(2,472,605)	$264,167	$(2,208,438)

(A) The balance sheet impact of the errors was corrected in the quarter ended September 30, 2019.

	As of September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$858,216	$387,917	$1,246,133
Current liabilities	$3,287,252	$1,151,666	$4,438,918
Working capital (deficit)	$(2,429,036)	$(763,749)	$(3,192,785)
Total assets	$858,216	$1,221,250	$2,079,466
Total liabilities	$3,287,252	$1,151,666	$4,438,918
Total stockholders' deficit	$(2,429,036)	$69,584	$(2,359,452)

	As of December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidate Balance Sheet
Current assets	$577,944	$408,294	$986,238
Current liabilities	$4,514,446	$249,007	$4,763,453
Working capital (deficit)	$(3,936,502)	$159,287	$(3,777,215)
Total assets	$1,550,298	$102,607	$1,652,905
Total liabilities	$4,514,446	$249,007	$4,763,453
Total stockholders' deficit	$(2,964,148)	$(146,400)	$(3,110,548)

	For the Year Ended June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$352,172	$-	$352,172
Operating expenses	$2,263,722	$(264,167)	$1,999,555
Loss from operations	$(1,911,550)	$264,167	$(1,647,383)
Other income (expenses)	$2,686,793	$-	$2,686,793
Net income (loss)	$(4,598,343)	$264,167	$(4,334,176)
Basic & diluted EPS	$(0.09)	$-	$(0.09)

(A) The income statement impact of the errors was corrected in the quarter ended September 30, 2019.

	For the Three Months Ended September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$206,497	$(160,000)	$46,497
Operating expenses	$570,858	$(229,584)	$341,274
Loss from operations	$(364,361)	$69,584	$(294,777)
Other income (expenses)	$218,803	$-	$218,803
Net income (loss)	$(583,164)	$69,584	$(513,580)
Basic & diluted EPS	$(0.01)	$-	$(0.01)

	For the Six Months Ended December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$379,488	$(271,706)	$107,782
Operating expenses	$1,326,290	$(125,306)	$1,200,984
Loss from operations	$(946,802)	$(146,400)	$(1,093,202)
Other income (expenses)	$557,320	$-	$557,320
Net income (loss)	$(1,504,122)	$(146,400)	$(1,650,522)
Basic & diluted EPS	$(0.02)	$-	$(0.02)

	For the Three Months Ended December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$172,991	$(111,706)	$61,285
Operating expenses	$755,432	$104,278	$859,710
Loss from operations	$(582,441)	$(215,984)	$(798,425)
Other income (expenses)	$338,517	$-	$338,517
Net income (loss)	$(920,958)	$(215,984)	$(1,136,942)
Basic & diluted EPS	$(0.02)	$-	$(0.02)

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has a strong ongoing relationship with Eagle Equities and we expect to be able to continue to finance our operations as we have over the previous several quarters, although no assurance can be guaranteed. We believe that our current capitalization structure, combined with ongoing increases in revenues, will enable us to successfully secure required financing to continue our growth. In the short term, the Company plans to continue to take advantage of convertible notes as a financing vehicle, as it allows for today’s operating capital to be either repaid, or converted to equity at future valuations.

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

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for March 31, 2020 and June 30, 2019, respectively.

5.	Inventories	●	Inventory consists of the following at March 31, 2020 and June 30, 2019,

	March 31, 2020	June 30, 2019
Finished goods – bars	$-	$30,800
Finished goods - ice cream	265,755	346,229
Raw material – ingredients	12,848	25,477
Packaging	7,276	3,933
TOTAL	$285,879	$406,439

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following vendor deposits at March 31, 2020 and June 30, 2019. The majority of this amount relates to deposits towards distribution and marketing partnerships,

	March 31, 2020	June 30, 2019
Prepaid advertising costs	$580,746	$-
Vendor deposits – Other	$-	$1,000
TOTAL	$580,46	$1,000

7.	Intangible Assets

Intangible assets consist of the following at March 31, 2020 and June 30, 2019. The amount of the intangible assets represents fees and expenses in connection with the development and launch of platforms used to track conversions, optimize ads, and scale online customer growth through a hybrid distribution model.

	March 31,	June 30,
	2020	2019
Intangible assets	$1,000,000	$-
Amortization of intangible assets	(500,000)	-
Impairment of intangible assets	(500,000)
TOTAL	$-	$-

During the quarter ending March 31, 2020, the Company determined it would be unable to generate sufficient traction from these digital assets.  The Company made the decision to stop utilizing the assets and began conversations with the creditor about eliminating the remaining debt associated with the assets which was successfully negotiated in April 2020. As of the time of this filing, the balance sheet remains unchanged, as this successful renegotiation is conditional upon payment being completed in calendar 2020, which would result in the elimination of $731,118 in total debt should payment be made totaling $166,224 in cash and approximately 4,000 pints of Nightfood ice cream. Should the Company make said payments and retire the debt during calendar 2020, the Company would realize a Gain on Extinguishment of Debt of approximately $560,000 (see note 16 – Subsequent Events).

8.	Other Current Liabilities	●	Other current liabilities consist of the following at March 31, 2020 and June 30, 2019,

	March 31, 2020	June 30, 2019
Accrued consulting fees – related party	$9,974	$33,974
TOTAL	$9,974	$33,974

9.	Notes Payable	●	Notes Payable consist of the following at March 31, 2020,

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. As of March 31, 2020, the debt discount was $0.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $210,000 Notes was calculated using the Black-Scholes pricing model at $265,498, with the following assumptions: risk-free interest rate of 2.09%, expected life of 1 year, volatility of 200%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $210k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $55,498. As of March 31, 2020, the debt discount was $0.

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

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $128,976, with the following assumptions: risk-free interest rate of 2.64%, expected life of 1 year, volatility of 144%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $130k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2020, the debt discount was $0.

This note has been successfully retired via conversion into shares during the three months ended December 31, 2019. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $2,066 included under line item “change in derivative liability” and also, reclassed the related $75,946 derivative liability balance into additional paid in capital.

On January 28, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 28, 2020 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $234,000 Notes was calculated using the Black-Scholes pricing model at $226,452, with the following assumptions: risk-free interest rate of 2.60%, expected life of 1 year, volatility of 135%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $234k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2020, the debt discount was $0.

$90,000 of the note has been successfully retired via conversion into shares during the three months ended December 31, 2019. The Company fair valued the notes as of conversion date and accounted for a gain on conversion of $4,882 included under line item “change in derivative liability” and also, reclassed the related $52,659 derivative liability balance into additional paid in capital.

The balance of this note of $144,000 of the note has been successfully retired via conversion into shares during the three months ended March 31, 2020. The Company fair valued the notes as of conversion date and accounted for a gain on conversion of $1,463 included under line item “change in derivative liability” and also, reclassed the related $48,218 derivative liability balance into additional paid in capital.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $0.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $13,049.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $46,727.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $62,403.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $89,799.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $96,186.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $56,903.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $73,459.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceed the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2020, the debt discount was $112,603.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2019, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero.  As of March 31, 2020, the debt discount was $132,973.

On February 26, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 26, 2019, in the amount of $187,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $187,000 Notes was calculated using the Black-Scholes pricing model at $150,268, with the following assumptions: risk-free interest rate of 1.18%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. As of March 31, 2020, the debt discount was $136,682.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of March 31, 2020:

Convertible notes payable issued as of June 30, 2019	$1,117,741
Convertible notes payable issued as of March 31, 2020	1,737,000
Unamortized amortization of debt and beneficial conversion feature	(153,163)
Notes converted into shares of common stock	(911,000)
Balance at March 31, 2020	$1,790,578

10.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the nine month period ended March 31, 2020, the Company recorded a loss in fair value of derivative $612,093. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of March 31, 2020:

Derivative liability as of June 30, 2019	$1,306,748
Initial derivative liability accounted for convertible notes payable issued during the period ended March 31, 2020	1,463,278
Reclassed to additional paid in capital for notes converted into shares of common stock	(559,394)
Change in derivative liability during the period	(612,093)
Balance at March 31, 2020	$1,598,539

11.	Line of Credit	On March 19, 2020, the Company secured a $200,000 line of credit with Celtic Bank Corporation. This LOC has a “Flex Credit” component of calculating interest, which means the interest rate on any draws taken against the LOC is set at the time of said draw. As of the date of this filing, the Company has made one draw against the credit line for a gross amount of $5,000 (including proceeds and draw fees). Two payments have been made against this draw of approximately $480 each. Such payments will continue to be automatically deducted from the corporate checking account until the draw and all fees have been paid in full. The Company may or may not choose to use this line of credit for additional financing needs.

12.	Capital Stock Activity	●	The Company has 60,189,966 and 53,773,856 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2020 and June 30, 2019 respectively.

		●	During the nine months ended March 31, 2020 the Company issued 207,762 shares of common stock for services valued at $70,897, issued 5,670,067 shares in regards to debt being converted into stock valued at $911,000, and issued 538,281 shares of common stock valued at $82,292 as part of a loan agreement and payment of interest as part of the debt conversion.

13.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. Of the 500,000 warrants shown below at an exercise price of $.15, only 300,000 have vested as of the date of this filing. These warrants were issued as compensation for a four-year advisory agreement. 150,000 warrants vested on July 24, 2018, another 150,000 on July 24, 2019, another would vest 150,000 on July 24, 2020, and the remaining 50,000 on July 24, 2021, should advisor complete the term of his engagement.

The aggregate intrinsic value of the warrants as of March 31, 2020 is $28,025.

	Outstanding at			Outstanding
Exercise Price	June 30, 2019	Exercised in 2019	Expired	March 31, 2020
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	100,000	-	-	100,000
$0.40	150,000			150,000
$0.75	300,000	-	-	300,000
	1,155,000	-	-	1,155,000

14.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	March 31, 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$2,574,000	$2,574,000
Total	$		$-	$2,574,000	$2,574,000

	Fiscal 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$1,748,000	$1,748,000
Total	$		$-	$1,748,000	$1,748,000

15.	Commitments and Contingencies:	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four year Advisor Agreement of 500,000 warrants with an exercise price of $.15 of which 300,000 have vested, should the advisor complete the entire term of the engagement, 150,000 warrants will vest on July 24, 2020, and the remaining 50,000 on July 24, 2021.

In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with one of its creditors to whom it owed $731,118. This Debt Incentive Agreement provides for the elimination of the entire debt should the Company make payments in calendar 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt is conditional, the full $731,118.33 is currently included in the liabilities section of our balance sheet. Should the Company make the payment and retire the debt during calendar 2020, The Company would realize a Gain on Extinguishment of Debt of approximately $560,000.

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

16.	Related Party Transactions	●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $24,000 is reflected in professional fees for the three month period ended March 31, 2020 and reflected in the accrued expenses – related party with a balance of $9,974 and $33,974 at March 31, 2020 and June 30, 2019, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of this agreement. Mr. Folkson acquired these Warrants at a cost of $.15 per warrant, which resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter 2019 Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. During the three months ended March 31, 2020, Folkson had been paid $18,000 against his total accrued balance to date.

●	In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing

17.	Subsequent Events	●	On April 30, 2020 the Company entered into a convertible promissory note and security purchase agreement funded May 1, 2020, in the net amount of $187,000. The lender was Eagle Equities, LLC.

		●	On May 11, 2020, The Company issued 215,000 shares to vendors and consultants for services provided.

		●	The Company continues to monitor the ongoing impact of the conroavirus pandemic on our operations and our market. This is an evolving situation, and one that contains certain positive components, and certain negative components for our business, addressed extensively in Management’s Discussion and Analysis of our Financial Statements. As such, the outcome of the impact on our Company remains uncertain.

●

In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with one of its creditors to whom it owed $731,118. This Debt Incentive Agreement provides for the elimination of the entire debt should the Company make payments in calendar 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt is conditional, the full $731,118.33 is currently included in the liabilities section of our balance sheet. Should the Company make the payment and retire the debt during calendar 2020, The Company would realize a Gain on Extinguishment of Debt of approximately $560,000.

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

Since inception, MJ Munchies has applied for U.S. Trademark protection the brand name Half-Baked as it relates to certain categories of snacks. The Company also applied for, and was granted, trademark protection in the state of California for the name Half-Baked for snacks containing THC. In addition, The Company acquired HalfBaked.com, and has secured other intellectual property in its portfolio. The Company intends to license this IP to operators in the cannabis edibles space and other related spaces.

Nightfood, Inc. is a better-for-you snack company focused on manufacturing and distributing snacks with sleep-friendly formulations and ingredients. The national roll-out of Nightfood ice cream, the first Nightfood product with significant mainstream retail distribution, began in 2019. The Company has since secured distribution in multiple regional supermarket chains, and divisions of national supermarket chains, including divisions of Kroger (Harris Teeter), and divisions of Albertsons (Jewel-Osco, Shaw’s and Star Market).

Nightfood ice cream won the 2019 Product of the Year award in the ice cream category in a Kantar survey of over 40,000 consumers. The brand also won Best New Ice Cream at the 2019 World Dairy Innovation Awards.

Management is confident consumer demand exists for better nighttime snacking options, and that they are pioneering a new consumer category consisting of nighttime specific snacks. This confidence is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for the coming years. In addition, Nestle, one of the largest food and beverage companies in the world, has stated that it believes there is consumer demand for healthier snacks for consumers to eat before bed.

It is estimated that over $50 billion is spent annually in the United States on snacks that are consumed between dinner and bed. Company management believes that a meaningful percentage of that consumer spend will move from conventional snacks over to nighttime specific, sleep-friendly snacks in coming years.

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

In February 2020, Nightfood was named the Official Ice Cream of the American Pregnancy Association. Compared to regular ice cream, Nightfood is higher in calcium, magnesium, zinc, protein and fiber, and contains less sugar, fewer calories, and is lower glycemic. Ease of digestion and the impact of nighttime heartburn were also considerations that went in to Nightfood’s formulations. Management believes the designation and recommendation from the American Pregnancy Association will expose the brand to a large base of new consumers and drive a volume of new demand that will support an effective national roll-out of the ice cream line.

DEVELOPMENT PLANS

Nightfood has eight ice cream flavors in ongoing production, and an additional ten products have been developed or in late stages of development. Management has also done preliminary research on CBD infused ice cream, current FDA guidelines do not permit CBD to be used as an additive in conventional food, and Management does not believe such products will be allowed under FDA guidelines for several quarters.

Nightfood is currently available in approximately 700 supermarket locations, up from under 200 at the same time in 2019. The Company has secured commitments from additional supermarket chains that will be launching Nightfood in coming weeks. Management believes that current marketing initiatives and existing sales velocity trends, along with securing the designation of being the Official Ice Cream of the American Pregnancy Association all bode well for securing additional supermarket chain distribution during calendar 2020.

Aggressive supermarket expansion could result in expensive “slotting fees”. Slotting fees are normal and customary in the consumer goods industry and are fees that certain retailers and distributors charge to introduce a new product into their inventory.

In some cases, slotting fees, also called “new item placement fees” or “new item placement allowances” can be nominal. In other situations, slotting fees for certain retail and distribution partners could run hundreds of thousands of dollars. Slotting fees are not an auction for shelf (or freezer) space. One brand does not outbid others to get on shelf. Different retailers have established different standard slotting, and that is simply the cost of doing business with those specific partners.

Many large retailers do not charge slotting fees, but most do. The Management of any emerging brand could choose not to do business with retailers or distributors who charge slotting fees. Such a strategy, while possible, would greatly limit the distribution footprint a brand could establish. Investors should have the expectation that slotting fees will continue to be a significant expense over the next one to three fiscal years as the brand moves towards its goal of national distribution.

Management had previously been working on initiatives relating to distribution and partnerships in the hotel and hospitality vertical. With COVID-19 and its impact on the travel habits of consumers, these initiatives have been impaired and put on hold at this time.

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

CORONAVIRUS (COVID-19)

The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be predicted. Initial indications are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales are up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up. And, industry sales data also shows ice cream as one of the categories experiencing the largest increase with year over year growth averaging over 30% through a series of five one-week periods between March 15 and April 12, 2020 according to IRI data.

The outbreak did delay the introduction of Nightfood into our two newest supermarket chains, Albertsons Divisions Jewel-Osco and Shaw’s and Star Market. As of the time of this filing, we have been notified that Nightfood has now been introduced in all 343 of those stores. Initial timing called for introduction in all locations in late March and early April. While a significant portion of the introductions occurred on time, management estimates 25-50% of the locations were delayed by several weeks. The Company also pushed back by 8 weeks a major in-store marketing initiative in partnership with News America Corp. It was announced in February that Nightfood coupon machines would be installed in approximately 700 major supermarket locations. That initiative was originally scheduled to begin in mid March. In fact, Nightfood coupon machines were installed in a number of supermarkets in mid-March before News America informed Management that the rollout would have to be delayed. At the time of this filing, the installation of coupon machines had begun again (on May 16, 2020).

We have experienced no issues with supply chain or logistics. Order processing function has been perfectly normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

The offsetting factors are the impact of the virus on the overall economy. Greater unemployment, recession, and other possible unforeseen factors could also have an impact.

While the virus also disrupted the sell-in process for certain supermarket decision-makers, we have confirmed that our largest and most important target accounts do intend to conduct new product reviews and category resets on a regular schedule going forward. Furthermore, in early May, we received placement confirmation from two new supermarket chains with whom dialogue began in late 2019.

It is conceivable that certain retailers may delay or skip an upcoming review opportunity which could cause us to have to wait longer to secure distribution in certain chains.

It is impossible to know what the future holds with regard to the virus, both for our company and in the broader sense. There are many uncertainties regarding the current coronavirus pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. While the pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly, if necessary.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIOD ENDED

March 31, 2020 and March 31, 2019.

For the three months ended March 31, 2020 and March 31, 2019 we had Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees) of $119,475 and $159,575 respectively and incurred an operating loss of $867,427 and $294,174 respectively. The decrease in reported revenues does not reflect a reduction in Gross Sales from the previous period.  In the three months ended March 31, 2020, the Company recorded Gross Sales of $281,284, the highest quarterly gross sales in company history. Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment). In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees, until the total cost of the slotting is covered. These slotting fees do not appear on the income statement as an expense. Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

The Company had an increase in cost of goods sold from $74,443 for the three months ending March 31, 2019 to $157,265 for the three months ending March 31, 2020 because we sold more than twice as much ice cream to our customers (supermarket chains and distributors) this quarter than the same quarter last year, when measured in Gross Sales. Selling, general, and administrative expenses decreased from $127,775 for the three months ending March 31, 2019 to $92,423 for the three months ending March 31, 2020. This category includes expenses such as web hosting, web services, freight, warehousing, shipping, product liability insurance, and research & development of new products. Professional fees decreased from $146,254 for the three months ending March 31, 2019 to $99,727 for the three months ending March 31, 2020.

For the three months ended March 31, 2019 compared to the three months ended March 31, 2020, we also experienced changes in derivative liabilities from $1,377,160 to ($256,468) and interest expense from $539,431 to $480,123, of which $539,531 and $439,507 respectively were entries directly related to the amortization of debt discounts and deferred financing fees. For the three months ended March 31, 2020, the Company recorded “other expenses” of $321 compared to $0 for the three months ended March 31, 2019.

For the nine months ended March 31, 2020 and March 31, 2019 we had Net Revenues (Gross Sales net of Slotting) of $227,257 and $296,434 respectively and incurred an operating loss of $1,460,629 and $1,000,549 respectively. The decrease in reported revenues does not reflect a reduction in Gross Sales from the previous period.  In the nine months ended March 31, 2020, the Company recorded Gross Sales of $666,439, the highest Gross Sales through nine months in company history.   Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment).  In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees, until the total cost of the slotting is covered.  These slotting fees do not appear on the income statement as an expense.  Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement.  This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

The following tables summarize Gross Sales for the nine months ended March 31, 2020 and 2019 and three months ended March 31, 2020 and 2019. Product sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts.

	Nine Months Ended March 31,
	2020	2019
Gross product sales	$666,439	$296,434
Less:
Slotting fees	$(428,650)	$-
Sales discounts	(10,532)	-
Net Revenues	$227,257	$296,434

	Three Months Ended March 31,
	2020	2019
Gross product sales	$281,284	$159,575
Less:
Slotting fees	$(156,944)	$-
Sales discounts	(4,865)	-
Net Revenues	$119,475	$159,575

The Company had an increase in cost of goods sold from $129,634 for the nine months ending March 31, 2019 to $352,240 for the nine months ending March 31, 2020 because we sold more than twice as much ice cream to our customers (supermarket chains and distributors) this quarter than the same quarter last year, when measured in Gross Sales. Our income statement shows an increase in “Advertising and Promotional” from $285,700 for the nine months ending March 31, 2019 to $673,814 for the nine months ending March 31, 2020. The Company invested approximately $396,047 in marketing and distribution partnerships it determined would benefit operations for 2020 and beyond. Due to circumstances, including the global coronavirus pandemic, it does not appear these distribution partnerships will be as beneficial to the Company as envisioned when entered. As a result, the Company is reporting a one-time impairment expense of $500,000 in the reporting quarter. In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with a creditor to whom it owed $731,118, most of which is in conjunction with this impaired asset. This Debt Incentive Agreement provides for the elimination of the entire debt should the Company make payments in calendar 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt is conditional, the full $731.118 is currently included in the liabilities section of our balance sheet. Should the Company make the payments and retire the debt during calendar 2020, the Company would realize a Gain on Extinguishment of Debt of approximately $560,000

Selling, general, and administrative expenses decreased from $432,095 for the nine months ending March 31, 2019 to $295,107 for the nine months ending March 31, 2020. This category includes expenses such as web hosting, web services, freight, warehousing, shipping, product liability insurance, and research & development of new products. Professional fees decreased from $449,554 for the nine months ending March 31, 2019 to $366,725 for the nine months ending March 31, 2020.

For the nine months ended March 31, 2019 compared to the nine months ended March 31, 2020, we also experienced changes in derivative liabilities from $596,033 to ($612,093) and interest expense from $1,585,235 to $1,353,895, of which $1,495,485 and $1,270,943 respectively were entries directly related to the amortization of debt discounts and deferred financing fees. For the nine months ended March 31, 2020, the Company recorded “other expenses” of $39,618 compared to $779 for the nine months ended March 31, 2019.

Customers

For the both the three and nine month periods ending March 31, 2020, the majority of revenues resulted from wholesale sales of Nightfood ice cream to wholesale distributors and direct to supermarkets. One customer accounted for approximately 44.7% of Gross Sales. As the Company has largely shifted away from direct-to-consumer e-commerce, and towards a wholesale approach for the national ice cream rollout, it is expected that future revenues will be significantly more concentrated than in past years when the majority of revenue was from direct to consumer sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had cash on hand of $110,101, receivables of $50,924 and inventory value of $285,879.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has a strong ongoing relationship with Eagle Equities and we expect to be able to fund our projected growth over the next several quarters. We believe that our current capitalization structure, combined with ongoing increases in revenues, will enable us to successfully secure required financing to continue our growth. In the short term, the Company plans to continue to take advantage of convertible notes as a financing vehicle, as it allows for today’s operating capital to be either repaid, or converted to equity at future valuations, as well as exploring other capitalization strategies.

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

Since our inception, we have sustained operating losses. During the three months ended March 31, 2020, we incurred a net loss of $1,091,527 compared to $2,210,586 for the three months ended March 31, 2019. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the nine months ended March 31, 2020, net cash used in operating activities was $1,328,708 compared to $1,051,923 for the nine months ended March 31, 2019. Much of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the nine months ended March 31, 2020, net cash aggregating $333,333 was used in investing activities, compared to $0 for the nine months ended March 31, 2020.

During the nine months ended March 31, 2020, net cash aggregating $1,742,000 was provided by financing activities, compared to $1,040,929 for the nine months ended March 31, 2019.

From our inception in January 2010 through March 31, 2020, we have generated an accumulated deficit of approximately $15,961,108, compared to $13,219,059 from inception through June 30, 2019. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next two to three quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

On February 4, 2019, the Company entered into a “Lock-Up” Agreement with Folkson whereby Folkson agreed to not transfer, sell, or otherwise dispose of any shares of his NGTF stock during the next twelve months. As part of this agreement, Folkson received warrants to acquire 400,000 shares of NGTF common stock at an exercise price of $.30 per share. All warrants in this agreement carried a twelve month term and a cashless provision, and were to expire if not exercised within the twelve month term. Folkson did not have rights to transfer, sell, or otherwise dispose of these warrants at any time, as there were no transfer rights provided for in the Agreement. The warrants that were part of the February 2019 Lock Up Agreement expired unexercised, as the share price was below $.30 at the end of the Agreement.

On January 20, 2020, Folkson and the Company entered into a new Lock-Up Agreement which went into effect on February 4, 2020 and is in place for twelve months, with identical financial terms to the February 4, 2019 Agreement.

The foregoing accounts for the entirety of compensation earned by Folkson since inception.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended March 31, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Nightfood Holdings, Inc.

Dated: May 20, 2020	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)