Form 10-K
period 2020-06-30
NightFood Holdings, Inc.
filed 2020-10-13
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2019: $9,690,126.

As of October 12, 2020, the issuer had 65,044,297 shares of its common stock issued and outstanding, par value $0.001 per share.

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

ITEM 1. BUSINESS

Nightfood Holdings, Inc. (“we”, “us” “the Company” or “Nightfood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation (“Nightfood”) from its sole shareholder, Sean Folkson. All of our operations are conducted by our Subsidiaries (Nightfood, Inc. and MJ Munchies, Inc.)

Nightfood is in the business of manufacturing, marketing and distributing snacks specially formulated and promoted for evening consumption. A large number of Americans snack at night, and the most common options tend to be high in sugar, fat, sodium, and calories; such snacks can impair sleep quality and also impair health in general. Management believes that our products are unique in the food industry and that there is a substantial market for nighttime specific snacks that are formulated with better sleep in mind. Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.Nightfood.com, along with many additional web properties. Any information that may appear on our web site should not be deemed to be a part of this report.

On January 3, 2018, the Registrant formed a new wholly-owned subsidiary to capitalize on opportunities in the marijuana and cbd edibles space. MJ Munchies, Inc. (“Munchies”) was formed as a Nevada corporation with a capital structure of 10,000 shares of common stock. Since formation, Munchies has built an intellectual property portfolio that includes a registered trademark for “Half-Baked” in the State of California relating to marijuana edibles, two pending federal trademark applications with the USPTO for “Half-Baked” relating to packaged snacks, and beverages, respectively. The Registrant also acquired the HalfBaked.com domain, and several other related domain names and IP assets.

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

Since inception, MJ Munchies has applied for U.S. Trademark protection for a brand of Half-Baked snacks. MJ Munchies also acquired HalfBaked.com. In April, 2018, MJ Munchies entered into an initial brand licensing agreement for the Half-Baked mark with a licensed manufacturer of THC-infused edibles in the State of California under which, the licensee manufactured and distributed a small pilot run of Half-Baked branded THC-infused cookies in California. Management continues to seek a suitable licensing partner for the intellectual property the Company has secured.

The Company believes significant opportunities will exist to launch successful and legally compliant products in this space, and that such opportunities will continue to grow over time. No assurance can be given that we will begin actual production of products using the Half-Baked trademark. Even if production begins, we can neither assure market acceptance of our products nor that said snacks, perhaps including THC infused edibles, will not face ongoing legal challenges.

Nightfood, Inc.

Nightfood, Inc. is a snack company focused on manufacturing and distribution of snacks is formulated to be more appropriate for nighttime consumption. Nightfood ice cream was formulated by sleep and nutrition experts to satisfy nighttime cravings in a better, healthier, more sleep-friendly way.

Nightfood ice cream was originally manufactured in eight flavors. These are Full Moon Vanilla, Midnight Chocolate, Cold Brew Decaf, After Dinner Mint Chip, Milk & Cookie Dough, Cherry Eclipse, Bed and Breakfast, and Cookies n’ Dreams. Additional flavors have been developed, both dairy, and non-dairy, for future introduction in 2020 based on retailer and consumer demand.

In February of 2020, Nightfood secured the endorsement of the American Pregnancy Association. With ice cream being the most widely reported pregnancy craving, and with pickles being another food notorious for pregnancy cravings, the Company manufactured and launched a ninth flavor, Pickles For Two.

Management believes consumer demand exists for better nighttime snacking options, and that a new consumer category consisting of nighttime specific snacks will emerge in the coming years. This belief is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond. In recent years, CEO’s and other executives from major consumer goods conglomerates such as Nestle, PepsiCo, Mondelez, and Kellogg’s have commented on consumer nighttime snack habits and the opportunity that exists in solving this problem for the marketplace.

It is estimated that over $50 billion is spent annually in the United States on snacks that are consumed between dinner and bed. Company Management believes that a significant percentage of that consumer spend could move from conventional snacks to nighttime specific snacks in coming years.

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

Production

To date, we have utilized contract manufacturers for producing our products, packaging for our products, and 3rd party logistics for warehousing and order fulfillment. Our current ice cream co-packer has confirmed available capacity to manufacture approximately 400,000 pints of Nightfood ice cream monthly. Management has had initial conversations with other manufacturing facilities to establish additional production capacity. When it becomes necessary, we do not anticipate adding additional capacity through another facility to be a problem.

Marketing and Distribution

Nightfood ice cream is currently available in approximately 750 supermarket locations. These include chains such as Harris Teeter (a division of Kroger), Shaws and Star Markets (a division of Albertsons), Jewel-Osco (also a division of Albertsons, Lowes Foods, Rouses Markets, and Central Market (a division of H-E-B). The product line has garnered extensive media interest, including coverage from outlets such as Oprah Magazine, USA Today, The Wall Street Journal, The Washington Post, The Food Network, The Today Show, Rachael Ray, and more. Consumers seem very enthusiastic about the prospect of a sleep-friendly ice cream.

Management is working with our retail partners on various marketing and promotional campaigns to drive trial and repeat purchase at the store level. In addition, marketing initiatives are aimed at both the mainstream consumer and the pregnancy community. Partnerships and sponsorships have been secured and executed with Lamaze International, Ovia Health, the International Childbirth Education Association, and other influential pregnancy organizations and individuals.

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

Intellectual Property Rights

We own the registered trademark “Nightfood®” for the nutrition bar/snack/meal replacement category, and the ice cream category. We believe these marks will prove important and valuable to our business as we continue to pioneer the development of a new category of snacks that support relaxation with a sleep-friendly nutritional profile, specific to consumption at night, between dinner and bedtime. Additionally, we own the domain Nightfood.com as well as many other relevant domains such as late-night-snack.com, nighttimesnack.com, and nighttimesnacking.com, as well as Nightfood.us, Nightfood.net, TryNightfood.com, GetNightfood.com, NiteFood.com, TryNightfood.com, BuyNightfood.com, NightSnacking.com, and Night-Food.com. We also own the toll-free number 888-888-NIGHT. We rely on proprietary information as to our formulas and have non-disclosure agreements with our suppliers.

Personnel

Nightfood has no employees. Our CEO, Sean Folkson, COO Jenny Mitchell, and other key team members have consulting agreements with the Company. Through vendor and consultant relationships, Nightfood has dozens of personnel contributing to our operations and efforts on a regular basis. Should we be successful in executing our business plan, we anticipate potentially hiring employees at some point to assist with various company functions. However, we also expect to continue to strategically outsource significantly to accomplish work that might otherwise be done by employees in a more traditional company.

Customers

Our customers consist primarily of supermarkets and entities that distribute ice cream products to supermarkets and other retail outlets. In FY 2020, we had one customer that accounted for approximately 41% of our Gross Sales. Eight other customers each accounted for between 3.7% and 9.7% of our Gross Sales. In FY 2019, two customers made up over 10% of Gross Sales.

DEVELOPMENT PLANS

Nightfood has nine ice cream flavors already in ongoing production, and an additional ten products have been developed or in late stages of development, these include additional flavors of Nightfood dairy-based ice cream as well as several flavors of non-dairy oat-based ice cream. In addition, Management believes the market exists for nighttime, sleep-friendly snacks in other formats in addition to ice cream pints. In addition to introduction of additional pint products, including such possibilities as non-dairy and keto-friendly versions of Nightfood pints, future expansion could also include frozen novelties, other popular nighttime snack formats, as well as sleep-friendly beverages Management has done preliminary research on CBD infused ice cream. Current FDA guidelines do not currently permit CBD to be used as an additive in food. While some companies are manufacturing and distributing food products with CBD, industry reports indicate that major retailers have been avoiding those products due to current FDA regulations.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We have had limited operations and require substantial additional funds to execute our business plan. We have had limited operations and have not yet established significant traction in the marketplace. We generated Gross Sales of $879,842, and Net Revenue of $241,673 in the year ended June 30, 2020, and Gross Sales of $363,565 and Net Revenues of $352,172 in the year ended June 30, 2019. Unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment.

Our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2020 and June 30, 2019 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We remain uncertain of our proposed products’ market acceptance. Although management firmly believes that snacks designed for evening consumption is a viable niche market with a potential for attractive returns for investors, this belief is largely based on preliminary sales and marketing data, industry awards, industry research, and consumer feedback. If management is wrong in its belief and there is an insufficient market for our products, it is likely we will fail and investors will lose their investment.

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

Our success depends to a large extent upon the continued service of key managerial personnel and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key team member, Sean Folkson, our president and CEO. We have a consulting agreement with Mr. Folkson. The loss of Mr. Folkson would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

The ability of our officer to control our business will limit minority shareholders’ ability to influence corporate affairs. As of the date of this report, our president, Sean Folkson, owned 16,753,568 shares (directly and through trusts, including 2,680,000 million shares owned by a trust controlled by Mr. Folkson’s wife. (Mr. Folkson disclaims beneficial ownership of these shares).   In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of our Series A Preferred Stock (“A Stock”) which votes with the common stock and has an aggregate of 100,000,000 votes. Accordingly, Mr. Folkson controls the majority of the voting power in the Company. Because of his stock ownership, Mr. Folkson will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

If we do not receive additional financing, we will not be able to execute our planned expansion. Over the next  6-12 months, we believe we will require approximately $1,500,000 - $2,500,000 in debt or equity financing to affect a planned expansion of our operations and roll out Nightfood ice cream. Management believes that it will be able to raise the required funds, however this may not prove to be the case. As of June 30, 2020, we had $2,935,400 in outstanding convertible promissory notes. See ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Liquidity.

The full impact of Coronavirus (COVID) remains unknown. Reports indicate that consumer behavior has shifted as a result of COVID and the resulting impact on the economy. Some of these reported changes include fewer supermarket visits, consumer reliance on legacy brands in lieu of trying new branded offerings, and increases in at-home snacking.

To date, we have experienced minor issues regarding supply chain and logistics. Order processing function has been perfectly normal to date, and our manufacturers have assured us that their operations are mostly “business as usual” as of the time of this filing.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Management has assessed our internal controls over financial reporting and has identified several areas that require improvement, which are being addressed.

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

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 1,000,000 shares of preferred stock, $0.001 par value. On July 11, 2018, we filed a Certificated of Designation for a class of preferred stock designated Class A Super Voting Preferred Stock (“A Stock”). There are 10,000 shares of A Stock designated. Each share of such stock shall vote with the common stock and have 100,000 votes. A Stock has no conversion, dividend or liquidation rights. Accordingly, the holders of A Stock will, by reason of their voting power be able to control the affairs of the Registrant. The foregoing is only a summary of the certificate of designation for the A Stock, which has been filed as an exhibit to our Current Report on Form 8-K filed July 17, 2018. We have issued 1,000 shares of A Stock to Sean Folkson, giving him 100,000,000 votes in all matters requiring a vote of holders of our Common Stock and effective voting control over our affairs. As of the date of this report, no further shares of preferred stock have been issued outside of the initial 1,000 shares issued to Mr. Folkson and we have no plans at this time to issue further shares or our preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

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

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount. 16,753,568 of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares as a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Recent issuances of convertible promissory notes may have a negative impact on the trading prices of our common stock. Commencing in March 2017, we have entered into $7,363,103 principal amount of promissory notes with various lenders since our inception of which $2,935,400 was outstanding as of June 30, 2020. These notes are convertible six to twelve months after issuance into free trading shares of our common stock, with certain limitations, at conversion prices below the then market price of our common stock. These notes have been converted on a continual basis for approximately 36 months. It is possible such conversions and that future conversions of these notes have and can have a negative effect on the market for our common stock and may cause dilution to our common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

We currently store our inventory in third party warehouses and fulfillment centers. We believe that our operating procedures are adequate for our current needs and that alternative similar or additional space could be found at similar cost should the need arise.

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

The last reported price was $0.1461 on October 12, 2020.

Period Ending June 30, 2020	High	Low
September 30, 2019	$0.59	$0.28
December 31, 2019	0.36	0.20
March 31, 2020	0.44	0.16
June 30, 2020	0.28	0.17

Period Ending June 30, 2019:
September 30, 2018	$0.42	$0.25
December 31, 2018	0.36	0.16
March 31, 2019	0.92	0.17
June 30, 2019	0.77	0.30

HOLDERS

The approximate number of stockholders of record at June 30, 2020 was 210, and as of October 12, 2020 it was 209. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The Company ordered a “NOBO list” report in February 2020 from Broadridge Financial Solutions. The list showed that there were 5,048 unique beneficial owners of NGTF stock as of February, 2020.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

In the year ending June 30, 2020, no shares were issued to any investor for cash. In the year ending June 30, 2019, 84,389 shares were issued to an investor for $50,000 in caseh (at $.59 per share). No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. These shares were issued in offerings under Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.  In the year ended June 30, 2020, the company also compensated vendors and consultants with 1,385,990 shares in lieu of payment of $308,768, along with the issuance of 580,666 shares in lieu of interest payments of $88,762. These issuances were exempt from registration under section 4(1) of the Securities Act as sales by an issuer not involving a public offering. During the year ended June 30, 2019, the company compensated vendors and consultants with 483,808 shares in lieu of payment of $345,656, along with the issuance of 667,959 shares in lieu of interest payments of $95,805.

During the year ended June 30, 2020, we issued 6,056,168 shares of common stock as consideration for the conversion of debt with a fair value of $961,000 to one investment entity. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.  During the year ended June 30, 2019, the Company issued 281,957 shares for certain accounts payable liabilities valued at $63,850 and issued 400,000 shares of stock related to Mr. Folkson executing warrants valued at $120,000. These issuances were exempt from registration under Section 4 (1) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2020 and 2019, we had no compensation plans under which our equity securities were authorized for issuance.

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

Our first product was the Nightfood nutrition bar, manufactured in two flavors (Cookies n’ Dreams, and Midnight Chocolate Crunch). Management chose to discontinue manufacturing and distribution of Nightfood nutrition bars in the 2nd half of calendar 2019 to ensure additional resources available for the ice cream rollout, which Management believes offers a larger and more compelling market opportunity.

Management does envision the Nightfood brand ultimately as a “platform brand”, meaning future offerings would not necessarily all remain within the ice cream category. Possibilities exist to expand the product line into additional snack formats that are popular with consumers at night, including things like cookies, chips, and other formats. Additionally, future reintroduction of the Nightfood nutrition bar also remains a possibility.

During calendar 2018, the Company began development of Nightfood ice cream. Having seen the success in the marketplace of “better-for-you” ice cream brands such as Halo Top, Enlightened, and others, Management believes consumers will be receptive to a line of ice cream that has some similar nutritional benefits to those newly successful brands, in addition to a sleep-friendly nutritional profile that is more appropriate for nighttime consumption.

With our team of sleep experts, and a leading ice cream research and development team, eight flavors of Nightfood ice cream were developed and bought to market, with the initial production run occurring in January 2019. Nightfood is unique among all other known products in the market in that our ice cream was developed with better sleep in mind. Knowing millions of Americans eat ice cream before bed on any given night, Management tasked our team of sleep and nutrition experts with formulating an ice cream that would be more appropriate for nighttime consumption, while delivering better taste and texture than what is currently found in the other “better-for-you” brands.

Compared to regular ice cream, Nightfood is formulated with less fat, less sugar, fewer calories, plus certain minerals, digestive enzymes, and amino acids recommended by our sleep experts.

In early February of 2019, it was announced that Nightfood had won the 2019 Product of the Year Award in the ice cream category in a Kantar innovation survey of over 40,000 consumers. In June of 2019, it was announced that Nightfood won both the Best New Ice Cream and Best New Dairy Dessert awards at the World Dairy Innovation Awards.

Nightfood has secured distribution in divisions of some of the largest supermarket chains in the country, and has received media coverage in outlets such as The Today Show, Oprah Magazine, The Rachael Ray Show, Food Network Magazine, The Wall Street Journal, USA Today, The Washington Post, Fox Business News, and many more media outlets.

We believe that over the next several years, a subset of consumers will shift their night snacking behavior towards snacks that are formulated to be more “sleep friendly” compared to what is currently being consumed by much of the population. As research continues to explore the links between nutrition and sleep, and consumers continue to seek healthier snacks in general, we expect a “nighttime nutrition” or “sleep-friendly snacking” category to emerge within the marketplace.

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

In addition to consumer research giants Mintel and IRI supporting the idea that night-specific snacks represented an opportunity for growth and innovation within the snack space, major consumer goods companies such as Nestle have also recently indicated they believe there’s an emerging consumer need for snacks specifically for consumption before bed, and Pepsi announced in September of 2020 that they intend to launch a new nighttime relaxation beverage called Driftwell.

Management believes interest in the space from global food and beverage companies such as Nestle and PepsiCo represents early validation for the category concept. While Management continues to iterate on products, distribution, and marketing, the team steadfastly believes that nighttime nutrition is a billion dollar category in the making. Management believes the Nightfood brand can be the pioneer and the leading brand in the night snacking category.

DEVELOPMENT PLANS

With Nightfood ice cream currently available in divisions of some of the largest supermarket chains in the United States, Management is working to simultaneously secure additional distribution opportunities, while also nurturing revenue growth and consumer growth in our existing points of distribution.

During the course of calendar 2019, additional distribution relationships were established with regional ice cream distributors and non-traditional retailers, with varying degrees of success. Management will continue to work within the industry to identify opportunities to grow the Nightfood brand. In the future, outlets such as hotels, college campus bookstores, and other non-traditional outlets could develop into relevant elements of our distribution mix as the brand continues to grow awareness and distribution infrastructure.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

CORONAVIRUS (COVID-19)

The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be predicted. Early indications are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up. And, industry sales data also shows ice cream as one of the categories experiencing the largest increase with year over year growth averaging over 30% through a series of five one-week periods between March 15 and April 12, 2020 according to IRI data.

The offsetting factors are the impact of the virus on the overall economy. Greater unemployment, recession, and other possible unforeseen factors could also have an impact. Research indicates that consumers are less likely to try new brands during economic recession and stress, returning to value and legacy brands.

With consumers generally making fewer shopping trips, while buying more on those occasions and reverting back to more familiar brands, certain brand-launch marketing tactics, such as in-store displays and product sampling, are either impaired or impermissible. So, while overall night snacking demand is up, and consumer need/desire for better sleep is also stronger, driving consumer trial and adoption has been more difficult and expensive during these circumstances.

From both public statements, and recent exploratory meetings conducted between Nightfood Management and certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

We have experienced no issues with supply chain or logistics. Order processing function has been perfectly normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

While the virus temporarily disrupted the category review schedules and sell-in process for certain supermarket decision-makers during the spring and early summer, most major accounts seem to be back on schedule and are conducting business as usual with regard to review cycles. Meetings are now conducted virtually, and product samples are shipped to decision-makers. While some retailers told us they were limiting new item additions due to changes in consumer shopping behavior, others have confirmed that they view the increase in at-home entertainment and night snacking as a plus for Nightfood products.

It is possible that the fallout from the pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering us unable to meet certain debts and expenses.

It is impossible to know what the future holds with regard to the virus, both for our company and in the broader sense. There are many uncertainties regarding the current coronavirus pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. It is difficult to know if the pandemic has materially impacted the results of operations, and we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly, if necessary.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation, fair valve of derivative liabilities and contingencies. We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances. These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2020 Compared to Fiscal Year ended June 30, 2019

Revenue

During the year ended June 30, 2020, the Company sold approximately 260,000 pints of ice cream compared to approximately 63,000 pints in the prior year, representing volume growth on ice cream pints of over 300%.For the year ended June 30, 2020, we had Net Revenues of $241,673 on Gross Sales of $878,849 compared to the year ended June 30, 2019 when we had Net Revenues of $352,172 on Gross Sales of $363,565, of which approximately $150,000 was related to sales of nutrition bars and approximately $205,000 was related to sales of ice cream. While Gross Sales increased by 142%, Net Revenue decreased 31% year over year. This is due to $637,176 in revenue reductions resulting from slotting fee arrangements and consumer promotion activity. Net Revenues are reported as Gross Sales less Slotting Fees and other contra-revenue accounts such as those related to manufacturers coupons, in-store specials (such as 2 pints for $8), consumer rebate programs, and more.

Slotting fees are fees customarily charged to brands by supermarkets and distributors to add a new product line into their product assortment. For the year ended June 30, 2020, approximately $541,500 of Gross Sales were cancelled out due to slotting arrangements with retailers and distributors.

In situations where the Company has agreed to pay slotting and promotional fees to accounts (supermarkets, distributors, etc…), the Gross Sales to those customers are reduced on the income statement by these amounts (along with other items, such as early payment discounts), dollar for dollar, to arrive at a Net Revenue number. So, when these customers order product to put on their shelves and sell to consumers, that revenue does not get booked even though the product is moving through the supply chain.

These dollar for dollar reductions continue, on a customer-by-customer basis, for any and all sales to each slotting account until the Gross Sales to these accounts exceed the total cost of these expenses, at which time the remaining Gross Sales amounts are reported as Net Revenue.

These slotting fees and other promotional expenses do not appear on the income statement as an expense. Rather, they are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product sold by the Company and shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

The following tables summarize Gross Sales for the years ended June 30, 2020 and 2019. Net Revenues are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and other items mentioned above.

	Year Ended June 30,
	2020	2019
Gross sales	$878,849	$363,565
Less:
Slotting fees	$(541,500)	$-
Sales discounts and other reductions	(95,676)	(11,373)
Net Revenues	$241,673	$352,172

Operating Expenses

Our operating expenses for the year ended June 30, 2020 were $2,723,875 compared to $2,263,722 for the year ended June 30, 2019. Cost of product sold was $472,131, for the year ended June 30, 2020 compared to $190,251 for the year ended June 30, 2019. This increase of 148% is due to the fact that we sold almost 2.5x as much product to our supermarkets and distributors in Fiscal 2020 than in Fiscal 2019.

Our income statement shows a decrease in “Advertising and Promotional” from $732,297 for the year ending June 30, 2019 to $403,639 for the year ending June 30, 2020. The Company booked approximately $194,800 in marketing and distribution partnerships it determined would benefit operations for 2020 and beyond. Due to circumstances, including the global coronavirus pandemic, it does not appear these certain distribution partnerships will be as beneficial to the Company as envisioned when entered. As a result, the Company is reporting amortization of intangible assets of $500,000 and a one-time impairment expense of $500,000 in March of 2020. In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with a creditor to whom it owed $731,118, most of which is in conjunction with this impaired asset. This Debt Incentive Agreement provides for the elimination of the entire debt should the Company make payments prior to December 1, 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt is conditional, the full $731,118 is currently included in the liabilities section of our balance sheet, and full expense is reported on our income statement. Should the Company make the payments and retire the debt successfully prior to December 1, 2020, the Company would realize a Gain on Extinguishment of Debt of approximately $560,000 for fiscal 2021.

Selling, general and administrative expenses decreased to $406,072 for the year ending June 30, 2020 compared to $559,996 for the year ending June 30, 2019. This includes items such as web hosting, web marketing services, freight, warehousing, shipping, product liability insurance, travel, and research & development of new products. Professional fees decreased from $781,178 for the year ending June 30, 2019 to $683,706 for the year ending June 30, 2020. This includes legal fees, marketing consulting, and accounting and auditor fees.

For the year ended June 30, 2020, interest expense was $441,422 compared to the year ended June 30, 2019 when we reported interest expense of $179,028. For the year ended June 30, 2020, we recorded a loss on debt extinguishment upon note conversion of $395,781 compared to the year ended June 30, 2019 when we recorded a loss on debt extinguishment upon note conversion of $0. For the year ended June 30, 2020, we recorded a change in fair value of derivative liability of ($858,774) compared to the year ended June 30, 2019 when recorded a change in fair value of derivative liability of 712,627. For the year ended June 30, 2020, we recorded an amortization of beneficial conversion feature of $1,709,759 compared to the year ended June 30, 2019 when recorded an amortization of beneficial conversion feature of $1,794,359. A significant portion of these losses recorded in both years stems from the accounting treatment applied to financing activities.

Net Loss

For the year ended June 30, 2020, we had a net loss of $4,412,063 compared to the year ended June 30, 2019 when we had a net loss of $4,598,343. A significant portion of the losses recorded in both years stems from the accounting treatment applied to financing activities. Operating losses for the year ended June 30, 2020 were $2,723,875 and $1,911,550 for the year ended June 30, 2019.

Customers

Our customers consist primarily of supermarkets and entities that distribute ice cream products to supermarkets and other retail outlets. In FY 2020, we had one customer that accounted for approximately 41% of our Gross Sales. Eight other customers each accounted for between 3.7% and 9.7% of our Gross Sales. In FY 2019, two customers made up over 10% of Gross Sales.

Vendors

During the year ended June 30, 2020 one vendor accounted for more than 10% of our operating expenses. During the year ended June 30, 2019, two vendors accounted for more than 10% of our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had cash on hand of $197,622, accounts receivable of $61,013, and inventory value of $275,605. As of June 30, 2019, we had cash on hand of $30,142, accounts receivable of $45,086, and inventory value of $406,439. The increase in accounts receivable is due to an increase in overall sales activity relating to the expanded sales and distribution of Nightfood ice cream. The decrease in inventory is due to production scheduling and inventory management. The Company has run multiple production runs subsequent to June 30, 2020 and prior to the date of this filing to continue to meet customer demand, and has additional production planned on an ongoing basis to continue to replenish inventory as existing product is used to fulfill customer orders.

During the year ended June 30, 2019, we raised $50,000 through the private sale of our common stock. During the year period ended June 30, 2020, there were no private sales of common stock recorded.

As of June 30, 2020, we had accounts payable of $1,286,149 compared to $496,809 on June 30, 2019. This increase is due primarily to certain marketing partnerships, slotting fees, and inventory production. In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with a creditor to whom it owed $731,118. This Debt Incentive Agreement provides for the elimination of the entire debt should the Company make payments prior to December 1, 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt is conditional, the full $731.118 is currently included in the liabilities section of our balance sheet. Should the Company make the payments and retire the debt during calendar 2020, the Company would realize a Gain on Extinguishment of Debt of approximately $560,000 for Fiscal 2021.

GOING CONCERN

Since our inception, we have sustained operating losses. During the year ended June 30, 2020, we incurred a net loss of $4,412,063 and had a total stockholders’ deficit of $4,481,147.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs as we continue to expand distribution. The Company is continuing to raise capital through private placement of our common stock, debt, and the use of convertible debt to finance the Company’s operations, of which it can give no assurance of success. However, we believe that our current capitalization structure, combined with the continued expansion of operations, will enable us to achieve successful financings to continue our growth.

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

During the year ended June 30, 2020, net cash used in operating activities totaled $1,531,084 compared to $1,567,227 for the year ended June 30, 2019

During the year ended June 30, 2020 and, there was an outflow of $333,333 as part of investing activities. During the year ended 2019 respectively, there was not any net cash provided or expended relating to investing activities.

During the year ended June 30, 2020, net cash aggregating $2,031,897 was provided by financing activities, which represents $2,028,000 from the issuance of convertible debt and $3,897 in new short-term debt related to a new line of credit the Company secured in March during the initial phases of the COVID lockdowns.  For the year ended June 30, 2019, net cash aggregating $1,548,928 was provided by financing activities, which represents net proceeds of $50,000 from private sales of our common stock including issuance of warrants, $1,602,005 from the issuance of convertible debt ($102,077 of which was used to repay older debt), and required principal payments of $1,000 of our bank loan.

From our inception in January 2010 through June 30, 2020, we have generated an accumulated deficit of approximately $17,631,122. Assuming we raise additional funds and continue operations, it is expected we would incur additional operating losses during the course of fiscal 2021 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

Funds on hand are not sufficient to fund our operations and we intend to rely on debt and the sale of stock in private placements to increase liquidity and, we anticipate deriving additional revenue from product sales in fiscal 2021, but we cannot at this time quantify the amount. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations.

During Fiscal Year 2020, the Company entered into convertible promissory notes with one lender with principal totaling $2,148,400. We consider our relationship with this lender to be excellent. They have been providing financing for operations for over thirty-six months, and have had conversion rights for over thirty-six months as well through acquisition of older debt. The lender has an understanding of our capital needs for future operations, although no assurances can be given that they will continue to provide the necessary capital needed for national distribution.

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement was retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and accrued on a monthly basis through June of 2020.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Nightfood Holdings, Inc.

Consolidated Financial Statements

For the years ended June 30, 2020 and 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Nightfood Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nightfood Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has an accumulated deficit that raise substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

New York, NY

October 13, 2020

Nightfood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2020	2019

ASSETS

Current assets:
Cash	$197,622	$30,142
Accounts receivable (net of allowance of $0 and $0, respectively)	61,013	45,086
Inventories	275,605	406,439
Other current assets	398,085	1,000
Total current assets	932,325	482,667

Total assets	$932,325	$482,667

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,286,149	$496,809
Accrued expense-related party	9,974	33,974
Accrued interest	192,625	-
Convertible notes payable-net of debt discounts and unamortized beneficial conversion feature	2,330,189	1,117,741
Fair value of derivative liabilities	1,590,638	1,306,748
Short-term borrowings- line of credit	3,897	-
Total current liabilities	5,413,472	2,955,272

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of June 30, 2020 and 2019, respectively)	1	1
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 61,796,680 issued and outstanding as of June 30, 2020 and 53,773,856 issued and outstanding as of June 30, 2019, respectively)	61,797	53,774

Additional paid in capital	13,088,177	10,692,679
Accumulated deficit	(17,631,122)	(13,219,059)
Total stockholders’ deficit	(4,481,147)	(2,472,605)
Total Liabilities and Stockholders’ Deficit	$932,325	$482,667

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2020	June 30, 2019

Revenues, net of slotting and promotion	$241,673	$352,172

Operating expenses
Cost of product sold	472,131	190,251
Amortization of intangible assets	500,000	-
Impairment of intangible assets	500,000
Advertising and promotional	403,639	732,297
Selling, general and administrative	406,072	559,996
Professional Fees	683,706	781,178
Total operating expenses	2,965,548	2,263,722

Loss from operations	(2,723,875)	(1,911,550)

Other expenses
Interest expense – bank debt	463	-
Interest expense – shareholder	281,387	95,805
Interest expense – other	159,572	83,223
Loss on debt extinguishment upon note conversion, net	395,781	-
Change in fair value of derivative liability	(858,774)	712,627
Amortization of Beneficial Conversion Feature	1,709,759	1,794,359
Other Expense	-	779
Total other expenses	1,688,188	2,686,793

Provision for income tax	-	-

Net loss	$(4,412,063)	$(4,598,343)

Basic and diluted net loss per common share	$(0.08)	$(0.09)

Weighted average shares of capital outstanding – basic and diluted	57,443,347	47,827,114

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended June 30, 2020 and 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, July 1, 2018	42,608,329	42,608	-	-	5,919,152	(8,620,714)	(2,658,954)
Common stock issued for services	483,808	484	1,000	1	345,172	-	345,657
Common stock issued for interest	667,959	668			95,137	-	95,805
Common stock issued for cash	84,389	84			49,916	-	50,000
Common stock issued for accounts payable	281,957	282			63,568		63,850
Issuance of warrants	400,000	400			164,426	-	164,826
Issuance of common stock for debt	9,247,414	9,248			1,318,705	-	1,327,953
Loss on fair value of shares issued upon note conversion	-	-			2,736,601	-	2,736,601
Net loss	-	-	-	-	-	(4,598,343)	(4,598,343)
Balance, June 30, 2019	53,773,856	$53,774	1,000	1	$10,692,677	$(13,219,059)	$(2,472,605)
Common stock issued for services	1,385,990	1,386			307,382	-	308,768
Common stock issued for interest	580,666	581			88,181	-	88,762
Issuance of common stock for debt	6,056,168	6,056			954,944	-	961,000
Issuance of warrants					67,990		67,990
Loss on fair value of shares issued upon notes conversion	-	-			977,000	-	977,000
Net loss	-	-			-	(4,412,063)	(4,412,063)
Balance, June 30, 2020	61,796,680	61,797	1,000	1	13,088,177	(17,631,122)	(4,481,147)

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended June 30, 2020	For The Year Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,412,063)		$(4,598,343)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	308,768		345,656
Amortization of debt discount and deferred financing fees	1,709,759		1,794,359
Amortization of intangible assets	500,000		-
Deferred financing fees and financing costs	159,572		-
Warrants issued for services	67,990		44,826
Loss on debt extinguishment upon note conversion, net	395,781		-
Change in derivative liability	(858,774)		795,699
Stock issued for interest	88,762		95,805
Impairment expense	500,000		-
Change in operating assets and liabilities:
Accounts receivable	(15,927)		(45,086
Inventories	130,834		(303,230)
Other current assets	(397,085)		2,210
Accounts payable	122,673		344,878
Accrued expenses	168,626		(44,001)

Net cash used in operating activities	(1,531,084)		(1,567,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of intangible asset	(333,333)		-
Net cash provided by investing activities	(333,333)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-		50,000
Proceeds from the issuance of debt-net	2,028,000		1,602,005
Repayment of convertible debt	-		(102,076)
Repayment of short-term debt	3,897		(1,000)
Net cash provided by financing activities	2,031,897		1,548,929

NET INCREASE IN CASH AND CASH EQUIVALENTS	167,480		18,298

Cash and cash equivalents, beginning of year	30,142		48,440
Cash and cash equivalents, end of year	$197,622		$30,142

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-		$-
Income taxes	$-		$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and Debt discount due to beneficial conversion feature on notes issued	$1,684,711		$1,482,314
Stock issued for conversion of debt	$961,000		$1,327,953
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$581,219	$
Intangible assets acquired and adjusted in accounts payable balance	$666,667		$-
Stock issued for interest	$88,762		$95,805

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc.( “Munchies”). Nightfood’s business model is to manufacture and distribute ice cream specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and is seeking to license such property to operating partners in the CBD and marijuana space.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

The consolidated financial statements include the accounts of Nightfood Holdings, Inc. and its wholly owned subsidiaries, NightFood, Inc. and MJ Munchies, Inc. The Company consolidates all majority-owned and controlled subsidiaries in accordance with applicable standards. All material intercompany accounts and balances have been eliminated in consolidation.

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

In January 2016, the FASB issued ASU 2016-01,Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all investments in equity securities with readily determinable fair value to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and removes the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. For public companies, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within the fiscal year. For all other entities, including emerging growth companies, ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company evaluated the impact on the financial statements and implemented the provisions of ASU 2016-01 for the annual financial statements for the year ended June 30, 2020.  This new standard did not have a material impact on our financial statements or related disclosures.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity and Derivatives and Hedging, which changes the accounting and earnings per share for certain instruments with down round features. The amendments in this ASU should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year or retrospective adjustment to each period presented and is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. We adopted this guidance effective July 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income (“AOCI”) resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”). The updated guidance is effective for interim and annual periods beginning after December 15, 2018.  We adopted this guidance effective July 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this guidance effective July 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. We adopted this guidance effective July 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

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

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs of $403,639 and $732,297 for the years ended June 30, 2020 and 2019, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2020 and 2019 the Company did not have any uninsured cash deposits.

Receivables Concentration	●

As of June 30, 2020, the Company had receivables due from seven customers, two of whom accounted for over 20% of the outstanding balance. Four of the other five accounted for over 10% of the total balance. As of June 30, 2019, the Company had receivables due from six customers, three of whom accounted for over 20% of the outstanding balance.

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

Debt Issue Costs	●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Original Issue Discount	●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments	●	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

Income Per Share	●

Net income per share data for both the years ending June 30, 2020 and 2019, is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

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

During the years ended June 30, 2020 and 2019, the Management determined and impaired $500,000 and $-0-, respectively as impairment on intangible asset

ASC 350-50-05-01 states “ on accounting for costs incurred to develop a website, including whether to capitalize or expense the following types of costs:

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

During the years ended June 30, 2020 and 2019, the Management determined and capitalized $1,000,000 and $-0-, respectively, under ASC 350-50 and accounted as an intangible asset and amortized the costs over the life of the relationship.

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

Restatement of Prior Financial Information	Subsequent to Form 10K for the year ended June 30, 2019 filing, during the interims review and based on such reviews, the following determinations were made by the Company:

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

	As of June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$482,667	$487,500	$970,167
Current liabilities	$2,955,272	$223,333	$3,178,605
Working capital (deficit)	$(2,472,605)	$264,167	$(2,208,438)
Total assets	$482,667	$487,500	$970,167
Total liabilities	$2,955,272	$223,333	$3,178,605
Total stockholders’ deficit	$(2,472,605)	$264,167	$(2,208,438)

(A)	The balance sheet impact of the errors was corrected in the quarter ended September 30, 2019.

	As of September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$858,216	$387,917	$1,246,133
Current liabilities	$3,287,252	$1,151,666	$4,438,918
Working capital (deficit)	$(2,429,036)	$(763,749)	$(3,192,785)
Total assets	$858,216	$1,221,250	$2,079,466
Total liabilities	$3,287,252	$1,151,666	$4,438,918
Total stockholders’ deficit	$(2,429,036)	$69,584	$(2,359,452)

	As of December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidate Balance Sheet
Current assets	$577,944	$408,294	$986,238
Current liabilities	$4,514,446	$249,007	$4,763,453
Working capital (deficit)	$(3,936,502)	$159,287	$(3,777,215)
Total assets	$1,550,298	$102,607	$1,652,905
Total liabilities	$4,514,446	$249,007	$4,763,453
Total stockholders’ deficit	$(2,964,148)	$(146,400)	$(3,110,548)

	For the Year Ended June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$352,172	$-	$352,172
Operating expenses	$2,263,722	$(264,167)	$1,999,555
Loss from operations	$(1,911,550)	$264,167	$(1,647,383)
Other income (expenses)	$2,686,793	$-	$2,686,793
Net income (loss)	$(4,598,343)	$264,167	$(4,334,176)
Basic & diluted EPS	$(0.09)	$-	$(0.09)

(A)	The income statement impact of the errors was corrected in the quarter ended September 30, 2019.

	For the Three Months Ended September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$206,497	$(160,000)	$46,497
Operating expenses	$570,858	$(229,584)	$341,274
Loss from operations	$(364,361)	$69,584	$(294,777)
Other income (expenses)	$218,803	$-	$218,803
Net income (loss)	$(583,164)	$69,584	$(513,580)
Basic & diluted EPS	$(0.01)	$-	$(0.01)

	For the Six Months Ended December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$379,488	$(271,706)	$107,782
Operating expenses	$1,326,290	$(125,306)	$1,200,984
Loss from operations	$(946,802)	$(146,400)	$(1,093,202)
Other income (expenses)	$557,320	$-	$557,320
Net income (loss)	$(1,504,122)	$(146,400)	$(1,650,522)
Basic & diluted EPS	$(0.02)	$-	$(0.02)

	For the Three Months Ended December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$172,991	$(111,706)	$61,285
Operating expenses	$755,432	$104,278	$859,710
Loss from operations	$(582,441)	$(215,984)	$(798,425)
Other income (expenses)	$338,517	$-	$338,517
Net income (loss)	$(920,958)	$(215,984)	$(1,136,942)
Basic & diluted EPS	$(0.02)	$-	$(0.02)

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended June 30, 2020, the Company had a net loss of $4,412,063, negative cash flow from operations of $1,531,084 and accumulated deficit of $17,631,122. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

Further, we are subject to the continued impact of COVID-19, as further discussed below. See footnote 18.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days or less. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for June 30, 2020 and 2019, respectively.

5.	Customer Concentrations	●	During the year ended June 30, 2020, one customer accounted for greater than 10% of gross sales. As of June 30, 2020, the Company had receivables due from seven customers, two of whom accounted for over 20% of the outstanding balance. Four of the other five accounted for over 10% of the total balance. As of June 30, 2019, the Company had receivables due from six customers, three of whom accounted for over 20% of the outstanding balance.

6.	Inventories	●	Inventories consists of the following at June 30, 2020 and 2019.

	2020	2019
Finished Goods-bars	$-	$30,800
Finished Goods-ice cream	195,817	346,229
Raw materials - ingredients	26,309	25,477
Packaging	53,479	3,933
TOTAL	$275,605	$406,439

Inventories are stated at the lower of cost (FIFO) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other current assets	●	Other current assets consist of the following vendor deposits at June 30, 2020 and 2019. The majority of this amount relates to deposits towards distribution and marketing partnerships i.e. slotting fees.

	June 30, 2020	June 30, 2019
Prepaid advertising costs	$398,045	$-
Vendor deposits – Other	$40	$1,000
TOTAL	$398,085	$1,000

8.	Intangible Assets

Intangible assets consist of the following at June 30, 2020 and 2019. The amount of the intangible assets represents fees and expenses in connection with the development and launch of platforms used to track conversions, optimize ads, and scale online customer growth through a hybrid distribution model.

	June 30,	June 30,
	2020	2019
Intangible assets	$1,000,000	$-
Amortization of intangible assets	(500,000)	-
Impairment of intangible assets	(500,000)
TOTAL	$-	$-

During the quarter ending March 31, 2020, the Company determined it would be unable to generate sufficient traction from these digital assets.  The Company made the decision to stop utilizing the assets and began conversations with the creditor about eliminating the remaining debt associated with the assets which was successfully negotiated in April 2020. As of the time of this filing, the balance sheet remains unchanged, as this successful renegotiation is conditional upon payment being completed prior to December 1, 2020, which would result in the elimination of $731,118 in total debt should payment be made totaling $166,224 in cash and approximately 4,000 pints of Nightfood ice cream. Should the Company make said payments and retire the debt prior to December 1, 2020, the Company would realize a Gain on Extinguishment of Debt of approximately $560,000. Because this reduction in debt is conditional, the full $731,118.33 is currently included in the liabilities section of our balance sheet.

9.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30, 2020 and 2019.

	2020	2019
Accrued consulting fees – related party	$9,974	$33,974
Accrued interest	192,625	-

TOTAL	$202,599	$33,974

10.	Convertible Notes Payable	●	Convertible Notes Payable consist of the following at June 30, 2020 and 2019.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. As of June 30, 2020 and 2019, the debt discount was $0.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $210,000 Notes was calculated using the Black-Scholes pricing model at $265,498, with the following assumptions: risk-free interest rate of 2.09%, expected life of 1 year, volatility of 200%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $210k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $55,498. As of June 30, 2020, and 2019, the debt discount was $0. This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $180,755 included under line item “Loss on debt extinguishment upon note conversion, net”.

On July 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $207,000 Notes was calculated using the Black-Scholes pricing model at $257,842, with the following assumptions: risk-free interest rate of 2.59%, expected life of 1 year, volatility of 183%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $207k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $50,842. As of June 30, 2020, and 2019, the debt discount was $0 and $1,134, respectively.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $73,760 included under line item “Loss on debt extinguishment upon note conversion, net”.

On November 16, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated November 16, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 16, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $131,898, with the following assumptions: risk-free interest rate of 2.71%, expected life of 1 year, volatility of 150%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $130k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $1,898. As of June 30, 2020, and 2019, the debt discount was $0 and $48,795, respectively.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $19,845 included under line item “Loss on debt extinguishment upon note conversion, net”.

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $128,976, with the following assumptions: risk-free interest rate of 2.64%, expected life of 1 year, volatility of 144%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $130k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, and 2019, the debt discount was $0 and $60,425, respectively.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $36,927 included under line item “Loss on debt extinguishment upon note conversion, net”.

On January 28, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 28, 2020 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $234,000 Notes was calculated using the Black-Scholes pricing model at $226,452, with the following assumptions: risk-free interest rate of 2.60%, expected life of 1 year, volatility of 135%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $234k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, and 2019, the debt discount was $0 and $131,528, respectively.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $80,394 included under line item “Loss on debt extinguishment upon note conversion, net”.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, and 2019, the debt discount was $0 and $56,821, respectively. $50,000 of the note has been successfully retired via conversion into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $4,098 included under line item “Loss on debt extinguishment upon note conversion, net”.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, and 2019, the debt discount was $0 and $141,204, respectively

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, and 2019, the debt discount was $0 and $227,713, respectively.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $2,627.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $26,452.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300,000 Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $37,833.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $27,482.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $43,074.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceed the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $75,205.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. As of June 30, 2020, the debt discount was $94,064.

On February 26, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 26, 2020, in the amount of $187,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $187,000 Notes was calculated using the Black-Scholes pricing model at $150,268, with the following assumptions: risk-free interest rate of 1.18%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. As of June 30, 2020, the debt discount was $99,218.

On April 30, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $128,369, with the following assumptions: risk-free interest rate of 0.16%, expected life of 1 year, volatility of 106%, and expected dividend yield of zero. As of June 30, 2020, the debt discount was $106,916.

On June 23, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated June 23, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of June 23, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $132,236, with the following assumptions: risk-free interest rate of 0.18%, expected life of 1 year, volatility of 108%, and expected dividend yield of zero. As of June 30, 2020, the debt discount was $129,700.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2020:

	Principal ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2018	1,576,024	(942,154)	633,870
Convertible notes payable issued during fiscal year ended June 30, 2019	1,602,005	-	1,602,005
Note paid	(102,076)	-	(102,076)
Notes converted into shares of common stock	(1,327,953)	-	(1,327,953)
Debt discount associated with new convertible notes	-	(1,482,314)	(1,482,314)
Amortization of debt discount	-	1,794,209	1,794,209
Balance at June 30, 2019	1,748,000	(630,259)	1,117,741
Convertible notes payable issued during fiscal year ended June 30, 2020	2,148,400	-	2,148,400
Notes converted into shares of common stock	(961,000)	-	(961,000)
Debt discount associated with new convertible notes	-	(1,684,711)	(1,684,711)
Amortization of debt discount	-	1,709,759	1,709,759
Balance at June 30, 2020	2,935,400	(605,211)	2,330,189

11.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the year ended June 30, 2020, the Company recorded a gain in fair value of derivative liability of $858,774. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of June 30, 2020:

Derivative liability as of June 30, 2018	$1,765,187
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2019	1,565,535
Change in derivative liability during the period	712,627
Reclassify derivative liability associated with Notes converted	(2,736,601)
Derivative liability as of June 30, 2019	$1,306,748
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2020	1,723,883
Change in derivative liability during the period	(858,774)
Reclassify derivative liability associated with Notes converted	(581,219)
Balance at June 30, 2020	$1,590,638

12.	Line of Credit	On March 19, 2020, the Company secured a $200,000 line of credit with Celtic Bank Corporation. This LOC has a “Flex Credit” component of calculating interest, which means the interest rate on any draws taken against the LOC is set at the time of said draw. As of the date of this filing, the Company has made one draw against the credit line for a gross amount of $5,000 (including proceeds and draw fees). Three payments have been made against this draw of approximately $368 each. Such payments will continue to be automatically deducted from the corporate checking account until the draw and all fees have been paid in full. The Company may or may not choose to use this line of credit for additional financing needs.

	June 30, 2020	June 30, 2019
Line of Credit	$3,897	$0
Total borrowings	3,897	0
Less: current portion	3,897	0
Long term debt	$-	$-

Interest expense for the years ended June 30, 2020 and 2019, totaled $463 and $0, respectively.

13.	Stockholders’ Deficit	●	On October 16, 2013, the Nightfood, Inc. became a wholly-owned subsidiary of Nightfood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

●

The Company is authorized to issue Two Hundred Million (200,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

The Company had 61,796,680 and 53,773,856 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2020 and 2019 respectively.

During the year ended June 30, 2020:

●	The Company issued 1,385,990 shares of common stock for services with a fair value of $308,768

●	and issued 580,666 shares of common stock in consideration of interest payments with a fair value of $88,762

●	and issued 6,056,168 shares of common stock as consideration for convertible debt with a fair value of $961,000.

During the year ended June 30, 2019:

●	the Company sold 84,389 shares of common stock for cash proceeds of $50,000,

●	and issued 483,808 shares of common stock for services with a fair value of $345,656,

●	and issued 281,957 shares of common stock for payment of certain accounts payable liabilities with a fair value of $63,850,

●	and issued 400,000 shares of common stock for the exercise of warrants valued at $120,000,

●	and issued 667,959 shares of common stock in consideration of interest payments with a fair value of $95,805,

●

and issued 9,247,414 shares of common stock as consideration for convertible debt with a fair value of $1,327,953.

During the years ended June 30, 2020 and 2019, the Company recorded a Loss on fair value of shares issued upon notes conversion of $977,000 and $2,736,601, respectively.

Preferred Stock

On July 9th 2018 the Company was authorized to issue One Million (1,000,000) shares of $0.001 par value per share Preferred Stock. Of the 1,000,000 shares 10,000 shares are designated as Series A preferred Stock Holders of Common Stock are each entitled to cast 100,000 votes for each Share held of record on all matters presented to shareholders.

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

The aggregate intrinsic value of the warrants as of June 30, 2020 is $28,025. The aggregate intrinsic value of the warrants as of June 30, 2019 was $318,450.

	Outstanding at	Issued /		Outstanding
Exercise Price	June 30, 2018	(exercised) in 2019	Expired	June 30, 2019
$0.15	500,000		-	500,000
$0.20	105,000		-	105,000
$0.30	500,000	(400,000)	-	100,000
$0.40	-	150,000	-	150,000
$0.75	300,000	-	-	300,000
	1,405,000	(250,000)	-	1,155,000

	Outstanding at	Issued /		Outstanding
Exercise Price	June 30, 2019	(exercised) in 2020	Expired	June 30, 2020
$0.15	500,000		-	500,000
$0.20	105,000		-	105,000
$0.30	100,000		-	100,000
$0.40	150,000		-	150,000
$0.75	300,000	-	-	300,000
	1,155,000		-	1,155,000

Options

●	The Company has never issued options.

14.	Related Party Transactions	●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $72,000 is reflected in professional fees and presented in the accrued expenses – related party for 2020 and 2019 respectively.

●	The original consulting Agreement for Mr. Folkson had a term of one year, and then converted into a month to month agreement effective January 1, 2016. A new twelve month consulting agreement was entered into for Mr. Folkson effective July 1, 2019, which paid Folkson the same $6,000 monthly consulting fee. In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing.

15.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2020	2019

Statutory U.S. federal rate	(21.00)%	(21.00)%
Effect of higher U.S. Federal statutory tax rate	-%	-%
State income taxes (net of federal tax benefit)	(7.00)%	(7.00)%
Permanent differences	7.10%	6.70%
Valuation allowance	(20.9)%	(21.3)%
True up of net operating loss	-%	-%
	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$1,460,670	1,155,359

Valuation allowance	(1,460,670)	(1,155,359)
Net deferred tax asset	$-	$-

At June 30, 2020 the Company had estimated U.S. federal net operating losses of approximately $7,358,518 for income tax purposes. $2,614,000 will expire between 2031 and 2037 while the balance of the tax operating loss can be carried forward indefinitely. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2020 was an increase of $398,550. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2020 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

The Company has not filed its federal and state income tax returns for the fiscal years ended June 30, 2020, 2019, 2018, June 30, 2017 and 2016 respectively, however it believes due to the reported losses there is no material liability outstanding.

16.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fiscal 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$2,935,400	$2,935,400
Total	$		$-	$2,935,400	$2,935,400

	Fiscal 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$1,748,000	$1,748,000
Total	$		$-	$1,748,000	$1,748,000

	Fiscal 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,590,638	$1,590,638
Total	$		$-	$1,590,638	$1,590,638

	Fiscal 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,306,748	$1,306,748
Total	$		$-	$1,306,748	$1,306,748

Management considers all of its derivative liabilities to be Level 3 liabilities. At June 30, 2020 and 2019, respectively the Company had outstanding derivative liabilities, including those from related parties of $1,590,638 and $1,306,748, respectively.

17.	Net Loss per Share of Common Stock	●

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

Convertible debt that is convertible into 24,638,241 and 8,538,462 shares of the Company’s common stock are not included in the computation for the fiscal years ended June 30, 2020 and 2019, respectively. Additionally, there are 1,155,000 and 1,155,000 warrants that are exercisable into shares of stock as of June 30, 2020 and June 30, 2019, respectively.

	2020	2019
Numerator - basic and diluted loss per share net loss	$(4,412,063)	$(4,598,343)

Net loss available to common stockholders	$(4,412,063)	$(4,598,343)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	57,443,347	47,827,114
Basic and diluted earnings per share	$(0.08)	$(0.09)

18.	Commitments and Contingencies	●	As of June 30, 2020 and 2019, the Company has no material commitments or contingencies.

		●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

		●	Coronavirus (COVID-19): On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

19.	Subsequent Events	●	Subsequent to the end of the Fiscal Year, noteholder Eagle Equities converted $347,000 of principal and $36,448.23 of interest of outstanding notes to stock. The average conversion price in these transactions was $.117. 3,288,917 shares were issued to the noteholder in these transactions.

		●	On August 12, 2020 the Company entered into a convertible promissory note and security purchase agreement dated and funded August 12, 2020, in the amount of $205,700. The lender was Eagle Equities, LLC.

		●	On October 13, 2020 the Company entered into a convertible promissory note and security purchase agreement dated and funded October 13, 2020, in the amount of $205,700. The lender was Eagle Equities, LLC.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2020 due to the lack of accounting and management personnel, as well as insufficient funds to fully engage necessary legal and compliance resources. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2020, our internal control over financial reporting was not effective due to a lack of resources.

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

Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during the fiscal year ended June 30, 2020 such reporting persons complied with the filing requirements of Section 16(a). Neither Mr. Folkson nor Mr. Leighton have engaged in any purchases or sales of our common stock since we became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended that were not reported on a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,*	2020	$0	$0	$0	$0	$0	$0	$72,000		$72,000
CEO	2019	$0	$0	$0	$0	$0	$0	$72,000	[1]	$72,000

* Mr. Folkson’s fee of $6,000 monthly began accruing on January 1, 2015. Prior to that, Mr. Folkson had worked for the Company for several years and had never taken any fees or salary. Although the accrual began on January 1, 2015, the first payment was not made until November 28, 2017, at which time Folkson had worked for 35 months under the Agreement without any payments having been made. During fiscal 2020, Mr. Folkson was paid $98,000 in cash toward the balance owed to him. A $9,974 balance remains owed to Mr. Folkson as of June 30, 2020.

The Company has not paid and has no present plan to give any compensation other than cash and the granting of shares of common stock. The Company does not have any Stock Option Plan or other equity compensation plans.

Employment/Consulting Agreements

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

OUTSTANDING EQUITY AWARDS

STOCK OPTIONS.

No grants of stock options or stock appreciation rights were made during the year ended June 30, 2020. We have no stock options outstanding.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of June 30, 2020 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

Name and address of owner	Amount owned	Percent of class

Sean Folkson c/o Nightfood Holdings, Inc. 520 White Plains Road – Suite 500 Tarrytown, NY 10691	16,753,568	27.1%

All officers and directors as a group (1 person)	16,753,568	27.1%

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

The Company did not receive any funds from Mr. Folkson, the Company’s Chief Executive Officer and related party, during the fiscal years ended 2020 and 2019, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $29,500 and $32,500 respectively.

Tax Fees

For the fiscal years ended June 30, 2020 and 2019, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

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

Nightfood Holdings, Inc.

October 13, 2020	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Director	October 13, 2020
Sean Folkson	(principal executive, financial and accounting officer)