Form 10-Q
period 2020-09-30
NightFood Holdings, Inc.
filed 2020-11-23
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At November 20, 2020, the registrant had outstanding 66,741,706  shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three months ended September 30, 2020 and 2019

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and June 30, 2020	F-1
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2020 and 2019	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-22

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$8,360	$197,622
Accounts receivable – net	65,053	61,013
Inventories	213,384	275,605
Other current assets	272,032	398,085
Total current assets	558,829	932,325

Total assets	$558,829	$932,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,147,502	$1,286,149
Accrued expense-related party	9,974	9,974
Accrued expense	56,923	-
Accrued interest	214,402	192,625
Short term borrowings – line of credit	2,794	3,897
Convertible notes payable – net of discount	2,348,239	2,330,189
Fair value of derivative liabilities	1,357,245	1,590,638
Total current liabilities	$5,137,079	5,413,472

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of September 30, 2020 and 1,000 outstanding as of June 30, 2020, respectively)	1	1
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 65,085,597 issued and outstanding as of September 30, 2020 and 61,796,680 outstanding as of June 30, 2020, respectively)	65,086	61,797
Additional paid in capital	13,931,609	13,088,177
Accumulated deficit	(18,574,946)	(17,631,122)
Total stockholders’ deficit	(4,578,250)	(4,481,147)
Total Liabilities and Stockholders’ Deficit	$558,829	$932,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020	For the three months ended September 30, 2019
Revenues	$126,983	$46,497

Operating expenses
Cost of product sold	229,696	146,500
Selling, general and administrative	433,330	28,107
Amortization of intangibles	-	166,667
Total operating expenses	663,026	341,274

Loss from operations	(536,043)	(294,777)

Interest expense – bank debt	337	-
Interest expense – shareholder	83,955	26,598
Loss on extinguishment of debt upon notes conversion	188,397	-
Change in derivative liability	(207,524)	(190,062)
Interest expense – other	322,739	382,267
Other expense- non cash	19,877	-
Total other expense	407,781	218,803

Provision for income tax	-	-

Net loss	$(943,824)	$(513,580)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	63,442,930	54,482,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2020 and 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2019	53,773,856	$53,774	1,000	$1	$10,692,679	$(13,219,059)	$(2,472,605)
Common stock issued for services	122,762	123	-	-	49,274	-	49,397
Common stock issued for interest	110,404	110			26,487	-	26,597
Issuance of common stock for debt conversion	1,409,349	1,409			335,591	-	337,000
Derivative liability reclassed upon debt conversion	-	-			213,739	-	213,739
Net loss	-	-	-	-	-	(513,580)	(513,580)
Balance, Three Months ended September 30, 2019	55,416,371	$55,416	1,000	$1	$11,317,770	$(13,732,639)	$(2,359,452)

Balance, June 30, 2020	61,796,680	$61,797	1,000	$1	$13,088,177	$(17,631,122)	$(4,481,147)
Common stock issued for interest	312,938	313			36,165	-	36,478
Issuance of common stock for debt conversion	2,975,979	2,976			344,024	-	347,000
Issuance of warrants					65,711		65,711
Loss on fair value of shares issued upon debt conversion	-	-			397,532	-	397,532
Net loss						(943,824)	(943,824)
	65,085,597	$65,086	$1,000	$1	$13,931,609	(18,574,946)	$(4,578,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2020	For the three months ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(943,824)		$(513,580)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	65,711		-
Stock issued for services	-		49,397
Stock issued for interest	-		26,598
Amortization of debt discount	322,739		382,267
Deferred financing fees and financing cost	45,577		-
Change in derivative liability	(207,524)		(190,062)
Loss on extinguishment of debt upon notes conversion	188,397		-
Amortization of intangible assets	-		166,667
Change in operating assets and liabilities
Change in accounts receivable	(4,040)		(135,967)
Change in inventory	62,221		(30,583)
Change in other current assets	126,053		(520,000)
Change in accounts payable	(81,725)		804,181
Change in accrued expenses	58,256		(12,001)
Net cash used in operating activities	(368,159)		26,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of intangible assets	-		(1,000,000)
Net cash used in investing activities	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt-net	180,000		1,050,000
Borrowings on line of credit	(1,103)		-
Net cash provided by financing activities	178,897		1,050,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,262)		76,916

Cash and cash equivalents, beginning of period	197,622		30,142
Cash and cash equivalents, end of period	$8,360		$107,058

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$337	$
Income taxes	$-		$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount accounted	$126,029		$845,903
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$189,257		$-
Stock issued for conversion of debt	$347,000		$337,000
Stock Issued for Interest	$36,478		$26,597
True-up adjustment in debt discount and derivative liability	$37,360		$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc. (“Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Management believes Nightfood is the first brand to achieve mainstream distribution of snacks focused on better sleep, and expects the category of “sleep-friendly” snacking to become an important segment of the total snacking market in coming years. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and intends to license said IP to operators in the cannabis edibles space and other related spaces.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three (3) months ended September 30, 2020 and 2019, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2020 and 2019, respectively, which are included in the Company’s June 30, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 13, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three (3) months ended September 30, 2020 are not necessarily indicative of results for the entire year ending June 30, 2021.

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

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company reported advertising costs of $185,289 and $198,270 for the three months ended September 30, 2020 and 2019, respectively Further, as discussed on footnote 3, due to the reclassification $396,250 expenses was reversed and set off with the advertising costs incurred during 2019.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2020 and June 30, 2020, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

Debt Issue Costs	●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Original Issue Discount	●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments	●	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Trinomial Tree option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on derivative liability under the line item “change in derivative liability”.

Derivative Financial Instruments	●	The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Trinomial Tree option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

Stock-Based Compensation	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration	●	During the three months ended September 30, 2020, the Company had one customer account for approximately 39% of the gross sales. One other customer accounted for approximately 21% of gross sales, and two other customers accounted for over 9% of gross sales. During the three months ended September 30, 2019, one customer accounted for approximately 34% of the gross sales while two other customers accounted for over 10% of gross sales. As the Company continues to grow its distribution base, it is anticipated that revenue distribution will become less concentrated.

Vendor Concentration		During the quarter ended June 30, 2020, three vendors accounted for more than 10% of our operating expenses. During the quarter ended June 30, 2019, two vendors accounted for more than 10% of our operating expenses.

Receivables Concentration	●	As of September 30, 2020, the Company had receivables due from seven customers, two customers of which each accounted for over 20% of the outstanding balance. Three of the other five, each accounted for 10% of the total balance. As of June 30, 2020, the Company had receivables due from seven customers, two of whom accounted for over 20% of the outstanding balance. Four of the other five accounted for over 10% of the total balance.

Income/Loss Per Share	●	Net income/loss per share data for both the three-month periods ending September 30, 2020 and 2019, are based on net income/loss available to common shareholders divided by the weighted average of the number of common shares outstanding. The Company does not present a diluted Earnings per share as the convertible debt and interest that is convertible into shares of the Company’s common stock would not be included in this computation, as the Company is generating a loss and therefore these shares would be antidilutive.

Impairment of Long-lived Assets	●

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

During the period ended September 30, 2020 and 2019, the Management determined and impaired $-0- and $-0-, respectively as impairment on intangible asset

Reclassification		The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

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

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

3.	Restatement of Prior Financial Information	Subsequent to Form 10K for the year ended June 30, 2019 filing, during the interim reviews and based on such reviews, the following determinations were made by the Company:

Error in Accounting for Slotting and Set-up Fees

During our review, we determined that the accounting treatment for the recognition of slotting fees and other fees paid or payable by the Company to certain strategic partners was incorrect. Specifically, it was determined that revenue relating to slotting fees, which were originally capitalized and amortized into expense over an 18-month period, should instead be treated as a reduction in revenue at the later of recognition of revenue for the transfer of the Nightfood product or when the Company pays or promised to pay the slotting fee. In addition, certain fees related to platforms to launch our products and advertising efforts should have been capitalized and recorded as an intangible asset. The Company previously recorded a portion of this fee as an intangible asset – placement fee and expensed the remaining amount as advertising expense in the Period Ended December 31, 2019.

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

	As of June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$482,667	$487,500	$970,167
Current liabilities	$2,955,272	$223,333	$3,178,605
Working capital (deficit)	$(2,472,605)	$264,167	$(2,208,438)
Total assets	$482,667	$487,500	$970,167
Total liabilities	$2,955,272	$223,333	$3,178,605
Total stockholders' deficit	$(2,472,605)	$264,167	$(2,208,438)

(A)	The balance sheet impact of the errors was corrected in the quarter ended September 30, 2019.

	As of September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$858,216	$387,917	$1,246,133
Current liabilities	$3,287,252	$1,151,666	$4,438,918
Working capital (deficit)	$(2,429,036)	$(763,749)	$(3,192,785)
Total assets	$858,216	$1,221,250	$2,079,466
Total liabilities	$3,287,252	$1,151,666	$4,438,918
Total stockholders' deficit	$(2,429,036)	$69,584	$(2,359,452)

	For the Year Ended June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$352,172	$-	$352,172
Operating expenses	$2,263,722	$(264,167)	$1,999,555
Loss from operations	$(1,911,550)	$264,167	$(1,647,383)
Other income (expenses)	$2,686,793	$-	$2,686,793
Net income (loss)	$(4,598,343)	$264,167	$(4,334,176)
Basic & diluted EPS	$(0.09)	$-	$(0.09)

(A)	The income statement impact of the errors was corrected in the quarter ended September 30, 2019.

	For the Three Months Ended September 30, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$206,497	$(160,000)	$46,497
Operating expenses	$570,858	$(229,584)	$341,274
Loss from operations	$(364,361)	$69,584	$(294,777)
Other income (expenses)	$218,803	$-	$218,803
Net income (loss)	$(583,164)	$69,584	$(513,580)
Basic & diluted EPS	$(0.01)	$-	$(0.01)

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended September 30, 2020, the Company had a net loss of $943,824, negative cash flow from operations and other expenses related to financing activities of $368,159 and accumulated deficit of $18,574,946. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

●	The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has a strong ongoing relationship with Eagle Equities and we expect to be able to continue to finance our operations as we have over the previous several quarters, although no assurance can be guaranteed. We believe that our current capitalization structure, combined with ongoing increases in revenues, will enable us to successfully secure required financing to continue our growth. In the short term, the Company plans to continue to utilize convertible notes as a financing vehicle, as it allows for today’s operating capital to be either repaid, or converted to equity at future valuations.

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

Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for September 30, 2020 and June 30, 2020, respectively.

5.	Inventories	●	Inventory consists of the following at September 30, 2020 and June 30, 2020,

	September 30, 2020	June 30, 2020
Finished goods – ice cream	$141,602	$195,817
Raw material – ingredients	24,515	26,309
Packaging	47,267	53,479
TOTAL	$213,384	$275,605

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following vendor deposits at September 30, 2020 and June 30, 2020. The majority of this amount relates to deposits towards distribution and marketing partnerships,

	September 30, 2020	June 30, 2020
Prepaid advertising costs	$263,822	$398,045
Vendor deposits – Other	$8,210	$40
TOTAL	$272,032	$398,085

7.	Intangible Assets

Intangible assets consist of the following at September 30, 2020 and June 30, 2020. The amount of the intangible assets represents fees and expenses in connection with the development and launch of platforms used to track conversions, optimize ads, and scale online customer growth through a hybrid distribution model.

	September 30,	June 30,
	2020	2020
Intangible assets	$-	$1,000,000
Amortization of intangible assets	-	(500,000)
Impairment of intangible assets	-	(500,000)
TOTAL	$-	$-

During the quarter ending March 31, 2020, the Company determined it would be unable to generate sufficient traction from these digital assets. The Company made the decision to stop utilizing the assets and began conversations with the creditor about eliminating the remaining debt associated with the assets which was successfully negotiated in April 2020. As of the time of this filing, the balance sheet remains unchanged, as this successful renegotiation is conditional upon payment being completed prior to December 1, 2020, which would result in the elimination of $731,118 in total debt should payment be made totaling $166,224 in cash and approximately 4,000 pints of Nightfood ice cream. Should the Company make said payments and retire the debt prior to December 1, 2020, the Company would realize a Gain on Extinguishment of Debt of approximately $560,000. Because this reduction in debt is conditional, the full $731,118 is currently included in the liabilities section of our balance sheet.

8.	Other Current Liabilities	●	Other current liabilities consist of the following at September 30, 2020 and June 30, 2020,

	September 30, 2020	June 30, 2020
Accrued consulting fees – related party	$9,974	$9,974
Accrued interest	214,402	192,625
Accrued slotting fees	56,923	-
TOTAL	$281,299	$202,599

9.	Notes Payable	●	Notes Payable consist of the following at September 30, 2020,

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. As of September 30, 2020, and June 30, 2020, the debt discount was $0.

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

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020, and June 30, 2020, the debt discount was $0 and $0, respectively. $50,000 of the note has been successfully retired via conversion into shares during the year ended June 30, 2020 and $54,000 of the note has been successfully retired via conversion into shares during the three months ended September 30, 2020.The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $4,098 included under line item “Loss on debt extinguishment upon note conversion, net” during 2020 fiscal year and accounted for a loss on conversion of $36,242.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020, and June 30, 2020, the debt discount was $0 and $0, respectively. $208,000 of the note has been successfully retired via conversion into shares during the three months ended September 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $109,561 included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020 and June 30, 2020, the debt discount was $0 and $46,726, respectively. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $42,595 included under line item “Loss on debt extinguishment upon note conversion, net”.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020 and June 30, 2020, the debt discount was $0 and $2,627, respectively.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020, and June 30, 2020 the debt discount was $0 and $26,452, respectively.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020, and June 30, 2020 the debt discount was $0 and $37,833.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020 and June 30, 2020, the debt discount was $0 and $27,482.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020 and June 30, 2020, the debt discount was $12,354 and $43,074, respectively.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020 and June 30, 2020, the debt discount was $37,797 and $75,205, respectively.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero.  As of September 30, 2020 and June 30, 2020, the debt discount was $54,728 and $94,064, respectively.

On February 26, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 26, 2020, in the amount of $187,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $187,000 Notes was calculated using the Black-Scholes pricing model at $150,268, with the following assumptions: risk-free interest rate of 1.18%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. As of September 30, 2020 and June 30, 2020, the debt discount was $61,342 and $99,218, respectively.

On April 30, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $128,369, with the following assumptions: risk-free interest rate of 0.16%, expected life of 1 year, volatility of 106%, and expected dividend yield of zero. As of September 30, 2020 and June 30, 2020, the debt discount was $74,560 and $106,916, respectively.

On June 23, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated June 23, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of June 23, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $132,236, with the following assumptions: risk-free interest rate of 0.18%, expected life of 1 year, volatility of 108%, and expected dividend yield of zero. As of September 30, 2020 and June 30, 2020, the debt discount was $96,369 and $129,700, respectively.

On August 12, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated August 12, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of August 12, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $126,029, with the following assumptions: risk-free interest rate of 0.13%, expected life of 1 year, volatility of 101%, and expected dividend yield of zero. As of September 30, 2020, the debt discount was $109,110.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of September 30, 2020:

	Principal ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2019	1,748,000	(630,259)	1,117,741
Convertible notes payable issued during fiscal year ended June 30, 2020	2,148,400	-	2,148,400
Notes converted into shares of common stock	(961,000)	-	(961,000)
Debt discount associated with new convertible notes	-	(1,684,711)	(1,684,711)
Amortization of debt discount	-	1,709,759	1,709,759
Balance at June 30, 2020	2,935,400	(605,211)	2,330,189
Convertible notes payable issued during three months ended September 30, 2020	205,700	-	205,700
Notes converted into shares of common stock	(347,000)	-	(347,000)
Debt discount associated with new convertible notes	-	(126,029)	(126,029)
Amortization of debt discount	-	322,739	322,739
True-up adjustment in debt discount and derivative liability	-	(37,360)	(37,360)
Balance at September 30, 2020	2,794,100	(445,861)	2,348,239

10.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the three month period ended September 30, 2020, the Company recorded a change in fair value of derivative $207,524. The Company will measure the fair value of each derivative instrument in future reporting periods and record the change based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of September 30, 2020:

Derivative liability as of June 30, 2019	$1,306,748
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2019	1,723,883
Change in derivative liability during the period	(858,774)
Reclassify derivative liability associated with Notes converted	(581,219)
Derivative liability as of June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended September 30, 2020	126,029
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	(207,524)
Reclassify derivative liability associated with Notes converted	(189,257)
Balance at September 30, 2020	$1,357,245

11.	Line of Credit	On March 19, 2020, the Company secured a $200,000 line of credit with Celtic Bank Corporation. This LOC has a “Flex Credit” component of calculating interest, which means the interest rate on any draws taken against the LOC is set at the time of said draw. As of the date of this filing, the Company has made one draw against the credit line for a gross amount of $5,000 (including proceeds and draw fees). As of September 30, 2020, six payments had been made against this draw of approximately $368 each. Such payments will continue to be automatically deducted from the corporate checking account until the draw and all fees have been paid in full. The Company may or may not choose to use this line of credit for additional financing needs.

	Sept. 30, 2020	June 30, 2020
Line of Credit	$2,794	$3,897
Total borrowings	2,794	3,897
Less: current portion	2,794	3,897
Long term debt	$-	$-

Interest expense for the three months ended September 30, 2020 and 2019, totaled $337 and $0, respectively.

12.	Capital Stock Activity	●	The Company had 65,085,597 and 61,796,680 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2020 and June 30, 2020 respectively.

●	During the three months ended September 30, 2020 the Company issued 2,975,979 shares in regards to debt being converted into stock valued at $347,000, and issued 312,938 shares of common stock valued at $36,478 as part of a loan agreement and payment of interest as part of the debt conversion.

During the three months ended September 30, 2019 the Company issued 122,762 shares of common stock for services valued at $49,397, issued 1,409,349 shares in regards to debt being converted into stock valued at $337,000, and issued 110,404 shares of common stock valued at $26,598 as part of a loan agreement and payment of interest as part of the debt conversion.

13.	Warrants	The following is a summary of the Company’s outstanding common stock purchase warrants. Of the 500,000 warrants shown below at an exercise price of $.15, these warrants were issued as compensation for a four-year advisory agreement. 150,000 warrants vested on July 24, 2018, another 150,000 on July 24, 2019, another 150,000 vested on July 24, 2020, and the remaining 50,000 will vest on July 24, 2021, should advisor complete the term of his engagement. These warrants were all accounted for in Fiscal 2020.

During the three months ended September 30, 2020 the Company entered into a warrant agreement with one of the Company’s vendors issuing 500,000 warrants at a strike price of $0.50 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.29%

The aggregate intrinsic value of the warrants as of September 30, 2020 is $-0-.

	Outstanding at			Outstanding
Exercise Price	June 30, 2020	Issued / (Exercised) in 2020	Expired	September 30 2020
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	100,000	-	-	100,000
$0.40	150,000	-	-	150,000
$0.50	-	500,000	-	500,000
$0.75	300,000	-	-	300,000
	1,155,000	500,000	-	1,655,000

14.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	September 30, 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$2,794,100	$2,794,100
Total	$		$-	$2,794,100	$2,794,100

	Fiscal 2019 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Short and long-term debt	$		$-	$2,935,400	$2,935,400
Total	$		$-	$2,935,400	$2,935,400

	Fiscal 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,357,245	$1,357,245
Total	$		$-	$1,357,245	$1,357,245

	Fiscal 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,590,638	$1,590,638
Total	$		$-	$1,590,638	$1,590,638

Management considers all of its derivative liabilities to be Level 3 liabilities. At September 30, 2020 and June 30, 2020, respectively the Company had outstanding derivative liabilities, including those from related parties of $1,357,245 and $1,590,638, respectively.

15.	Commitments and Contingencies:	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four year Advisor Agreement of 500,000 warrants with an exercise price of $.15 of which 450,000 have vested, should the advisor complete the entire term of the engagement, the remaining 50,000 warrants would vest on July 24, 2021.

In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with one of its creditors to whom it owed $731,118. This Debt Incentive Agreement provides for the elimination of the entire debt should the Company make payments in calendar 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt is conditional, the full $731,118 is currently included in the liabilities section of our balance sheet. Should the Company make the payment and retire the debt during calendar 2020, The Company would realize a Gain on Extinguishment of Debt of approximately $560,000.

Additional Consulting agreements call for certain Consultants to receive cash and stock bonuses for directly assisting the Company in hitting certain operational milestones, such as national television publicity, achieving revenues of $500,000 monthly, $1,000,000 monthly, and $3,000,000 quarterly.

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

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three month period ended September 30, 2020 and reflected in the accrued expenses – related party with a balance of $9,974 and $9,974 at September 30, 2020 and June 30, 2020, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants, at a cost of $.15 per Warrant, to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of said agreement. This purchase resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter 2019 Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. During the three months ended September 30, 2020, Folkson had been paid $18,000 against his total accrued balance to date.

●	In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing

17.	Subsequent Events	●	On October 13, 2020 the Company entered into a convertible promissory note and security purchase agreement dated and funded October 13, 2020, in the amount of $205,700. The lender was Eagle Equities, LLC.

●

Between the dates of October 1, 2020 and November 20, 2020, noteholder Eagle Equities converted a total of $133,533 of principal and interest from outstanding notes to Company stock. The average conversion price in these transactions was $.079. 1,697,409 shares were issued to the noteholder in these transactions.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as well as the other information set forth herein.

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

Nightfood ice cream won the 2019 Product of the Year award in the ice cream category in a Kantar survey of over 40,000 consumers. The brand also won Best New Ice Cream at the 2019 World Dairy Innovation Awards. In early 2019, the Company proactively secured trademark protection for the Nightfood brand in several strategic international markets.

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

In addition to those high-profile public statements, significant strategic interest in the nighttime and sleep-friendly nutrition space has been directly affirmed to Management in recent exploratory discussions initiated by a certain global food and beverage conglomerate. Management anticipates that the multi-national food and beverage companies will necessarily be drawn to the category Nightfood is pioneering because of the volume of nighttime snacking that occurs globally, and the importance of quality sleep to consumers around the world. Growth within the category that Nightfood is creating can bring competitive risk, but also the opportunity that comes with being the pioneer of a growing market segment and the strategic value that the Nightfood brand could deliver to a global partner with significant resources.

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

In February 2020, Nightfood was named the Official Ice Cream of the American Pregnancy Association. Compared to regular ice cream, Nightfood is higher in calcium, magnesium, zinc, protein and fiber, and contains less sugar, fewer calories, and is lower glycemic. Ease of digestion and the impact of nighttime heartburn were also considerations that went in to Nightfood’s formulations. Management believes the designation and recommendation from the American Pregnancy Association could expose the brand to a large base of new consumers and drive a volume of new demand that will support an effective national roll-out of the ice cream line.

DEVELOPMENT PLANS

Nightfood has nine ice cream flavors in ongoing production, and an additional ten products have been developed or in late stages of development. Management has also done preliminary research on CBD infused ice cream, current FDA guidelines do not permit CBD to be used as an additive in conventional food. While Management has interest in such a development, it is likely such products will not be allowed under FDA guidelines for several quarters.

Nightfood is currently available in over 750 supermarket locations, and Management is expecting a meaningful increase in points of distribution in early 2021. Management believes that current marketing initiatives and existing sales velocity trends, along with securing the designation of being the Official Ice Cream of the American Pregnancy Association all bode well for securing additional expansion of the Nightfood brand.

Aggressive supermarket expansion could result in additional “slotting fees”. Slotting fees are normal and customary in the consumer goods industry and are fees that certain retailers and distributors charge to introduce a new product into their available assortment.

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

Many large retailers do not charge slotting fees, but most do. The Management of any emerging brand could choose not to do business with retailers or distributors who charge slotting fees. Such a strategy, while possible, would greatly limit the distribution footprint a brand could establish. Investors should have the expectation that slotting fees will continue to be a significant investment over the next one to three fiscal years as the Nightfood brand moves towards its goal of national distribution.

Management had previously invested in initiatives relating to distribution and partnerships in the hotel and hospitality vertical. With COVID-19 and its impact on the travel habits of consumers, these initiatives have been impaired and put on hold at this time.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

There is a significant amount of seasonality in the ice cream industry, with summer months historically delivering the highest consumption. As an early-stage and growing brand, it is unknown how seasonality will impact our brand at this time.

CORONAVIRUS (COVID-19)

The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be predicted. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up while consumers are reporting a decrease in sleep quality and sleep satisfaction. Industry sales data also shows ice cream as one of the categories experiencing the largest increase with year over year growth averaging over 30% through a series of five one-week periods between March 15 and April 12, 2020 according to IRI data.

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

From both public statements, and recent exploratory meetings conducted between Nightfood Management and certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

We have experienced no major issues with supply chain or logistics. Order processing function has been normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED

September 30, 2020 and 2019.

For the three months ended September 30, 2020 and 2019 we had Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $126,983 and $46,497 respectively and incurred an operating loss of $536,043 and $294,777 respectively.

In the three months ended September 30, 2020, the Company recorded Gross Sales of $319,324, the highest quarterly gross sales in company history. Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment). In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees, until the total cost of the slotting is covered. These slotting fees do not appear on the income statement as an expense. Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

The following tables summarize Gross Sales for the three months ended September 30, 2020 and 2019. Product sales are net of slotting fees (a typically one-time fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts.

	Three Months Ended September 30,
	2020	2019
Gross product sales	$319,324	$210,383
Less:
Slotting fees	$(134,222)	$(160,000)
Sales discounts, promotions, and other reductions	(58,119)	(3,886)
Net Revenues	$126,983	$46,497

The Company had an increase in cost of goods sold from $146,500 for the three months ending September 30, 2019 to $229,696 for the three months ending September 30, 2020 because we sold significantly more ice cream to our customers (supermarket chains and distributors) this quarter than the same quarter last year, when measured in Gross Sales.

Our income statement shows an increase in “Advertising and Promotional” from 198,270 for the three months ending September 30, 2019 to $185,289 for the three months ending September 30, 2020. This increase is due to the way certain marketing expenses were accounted for. Further, as discussed on above footnote 3, due to the reclassification $396,250 expenses was reversed and set off with the advertising costs incurred during 2019. The Company invested approximately $396,047 in marketing and distribution partnerships it determined would benefit operations for 2020 and beyond. Due to circumstances, including the global COVID-19 coronavirus pandemic, it does not appear these distribution partnerships will be as beneficial to the Company as envisioned when entered. In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with a creditor to whom it owed $731,118, most of which is in conjunction with this impaired asset. This Debt Incentive Agreement provides for the elimination of the entire debt should the Company make payments in calendar 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt is conditional, the full $731,118 is currently included in the liabilities section of our balance sheet. Should the Company make the payments and retire the debt during calendar 2020, the Company would realize a Gain on Extinguishment of Debt of approximately $560,000

Selling, general, and administrative expenses increased from $101,834 for the three months ending September 30, 2019 to $118,167 for the three months ending September 30, 2020. This category includes expenses such as web hosting, web services, freight, warehousing, shipping, product liability insurance, investor relations and research & development of new products. Professional fees increased from $124,234 for the three months ending September 30, 2019 to $168,668 for the three months ending September 30, 2020. $65,700 of the professional fees in the current quarter are the result of accounting for 500,000 warrants issued to a Company consultant with a strike price of $.50.

For the three months ended September 30, 2019 we experienced an increase in Loss on extinguishment of debt upon notes conversion of $188,397 compared to $0 in the three months ended September 30, 2020. For the three months ended September 30, 2019 compared to the three months ended September 30, 2020, we also experienced changes in derivative liabilities from ($190,062) to ($207,524) and total interest expense from $218,803 to $407,783, of which $382,267 and $322,739 respectively were entries directly related to the amortization of debt discounts and deferred financing fees related to loss on extinguishment of debt.  For the three months ended September 30, 2020, the Company recorded “other expenses” of $19,877 compared to $0 for the three months ended September 30, 2019.  This was interest expenses related to loss on extinguishment of debt.

Customers

During the three months ended September 30, 2020, the Company had one customer account for approximately 39% of the gross sales. One other customer accounted for approximately 21% of gross sales, and two other customers accounted for over 9% of gross sales. During the three months ended September 30, 2019, one customer accounted for approximately 34% of the gross sales while two other customers accounted for over 10% of gross sales.  As the Company continues to grow its distribution base, it is anticipated that revenue distribution will become less concentrated.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash on hand of $8,360, receivables of $65,053 and inventory value of $213,384.

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

Because the business has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

Since our inception, we have sustained operating losses. During the three months ended September 30, 2020, we incurred a net loss of $943,824 compared to $513,580 for the three months ended September 30, 2019. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the three months ended September 30, 2020, net cash used in operating activities was $368,159 compared to net cash provided of $26,916 for the three months ended September 30, 2019. Much of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the three months ended September 30, 2020, net cash of $0 was used in investing activities, compared to $1,000,000 for the three months ended September 30, 2019.

During the three months ended September 30, 2020, net cash aggregating $178,897 was provided by financing activities, compared to $1,050,000 for the three months ended September 30, 2019.

From our inception in January 2010 through September 30, 2020, we have generated an accumulated deficit of approximately $18,574,946, compared to $17,631,122 from inception through June 30, 2020. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next two to three quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

In June of 2018, and again in June of 2019, the Company entered into updated consulting agreements with Folkson, which included a modified compensation structure. Each new Consulting Agreement contained the identical cash compensation allowance of $6,000 monthly. In addition, Folkson would earn Warrants with a strike price of $.50 or $1 when the Company hit certain revenue milestones, such as when the Company records its first quarter with revenue greater than $1,000,000. All Warrants earned under Folkson’s current agreement would convert into restricted shares, shall carry a cashless provision, and must be exercised within 90 days of the filing of the 10Q or 10K on which such revenues are reported.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Nightfood Holdings, Inc.

Dated: November 20, 2020	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)