Form 10-Q
period 2020-12-31
NightFood Holdings, Inc.
filed 2021-02-22
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2020

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 19, 2021, the registrant had outstanding 74,513,514 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three and six months ended December 31, 2020 and 2019

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and June 30, 2020	F-1
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2020 and 2019	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months and six months ended December 31, 2020 and 2019	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-23

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$117,538	$197,622
Accounts receivable – net	41,290	61,013
Inventories	166,041	275,605
Other current assets	212,226	398,085
Total current assets	537,095	932,325

Total assets	$537,095	$932,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,140,205	$1,286,149
Accrued expense-related party	9,974	9,974
Accrued expense	56,923	-
Accrued interest	248,492	192,625
Short term borrowings – line of credit	1,692	3,897
Convertible notes payable – net of discount	2,551,104	2,330,189
Fair value of derivative liabilities	1,416,045	1,590,638
Total current liabilities	$5,424,435	5,413,472

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of December 31, 2020 and 1,000 outstanding as of June 30, 2020, respectively)	1	1
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 68,886,863 issued and outstanding as of December 31, 2020 and 61,796,680 outstanding as of June 30, 2020, respectively)	68,887	61,797
Additional paid in capital	14,217,423	13,088,177
Accumulated deficit	(19,173,651)	(17,631,122)
Total stockholders’ deficit	(4,887,339)	(4,481,147)
Total Liabilities and Stockholders’ Deficit	$537,095	$932,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2020	For the three months ended December 31, 2019	For the six months ended December 31, 2020	For the six months ended December 31, 2019
Revenues	$47,210	$61,285	$174,193	$107,782

Operating expenses
Cost of product sold	110,465	48,475	340,161	194,975
Selling, general and administrative	398,964	644,569	832,293	672,676
Amortization of intangibles	-	166,666	-	333,333
Total operating expenses	509,429	859,710	1,172,454	1,200,984

Loss from operations	(462,219)	(798,425)	(998,261)	(1,093,202)

Interest expense – bank debt	338	-	675	-
Interest expense - shareholder	125,575	15,738	209,530	42,336
(Gain)/loss on extinguishment of debt upon notes conversion	(186,181)		2,216	-
Change in derivative liability	(57,294)	(165,563)	(264,818)	(355,625)
Interest expense - other	254,048	449,169	576,787	831,436
Other expense- non cash	-	39,173	19,877	39,173
Total other expense	136,486	338,517	544,267	557,320

Provision for income tax	-	-	-	-

Net loss	$(598,705)	$(1,136,942)	$(1,542,528)	$(1,650,522)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares of capital outstanding – basic and diluted	66,744,545	56,167,120	65,093,781	55,324,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and six months ended December 31, 2020 and 2019

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2019	53,773,856	$53,774	1,000	$1	$10,692,679	$(13,219,059)	$(2,472,605)
Common stock issued for services	122,762	123	-	-	49,274	-	49,397
Common stock issued for interest	110,404	110			26,487	-	26,597
Issuance of common stock for debt conversion	1,409,349	1,409			335,591	-	337,000
Derivative liability reclassed upon debt conversion	-	-			213,739	-	213,739
Net loss	-	-	-	-	-	(513,580)	(513,580)
Balance, Three Months as of September 30, 2019	55,416,371	$55,416	1,000	$1	$11,317,770	$(13,732,639)	$(2,359,452)
Common stock issued for services	85,000	85	-	-	21,415	-	21,500
Common stock issued for interest	107,227	107			15,632	-	15,739
Issuance of common stock for debt conversion	1,500,495	1500			218,500	-	220,000
Derivative liability reclassed upon debt conversion	-	-			128,605	-	128,605
Net loss	-	-	-	-	-	(1,136,941)	(1,136,941)
Balance, Three Months as of December 31, 2019	57,109,093	$57,109	1,000	$1	$11,701,922	$(14,869,580)	$(3,110,548))

Balance, June 30, 2020	61,796,680	$61,797	1,000	$1	$13,088,177	$(17,631,122)	$(4,481,147)
Common stock issued for interest	312,938	313			36,165	-	36,478
Issuance of common stock for debt conversion	2,975,979	2,976			344,024	-	347,000
Issuance of warrants					65,711		65,711
Loss on fair value of shares issued upon debt conversion	-	-			397,532	-	397,532
Net loss						(943,824)	(943,824)
Balance, Three Months as of September 30, 2020	65,085,597	$65,086	$1,000	$1	$13,931,609	(18,574,946)	$(4,578,250)
Common stock issued for services	583,914	584			88,089		88,673
Common stock issued for interest	336,132	336			24,672	-	25,008
Issuance of common stock for debt conversion	2,881,220	2,881			212,119	-	215,000
Loss on fair value of shares issued upon debt conversion	-	-			(39,065)	-	(39,065)
Net loss						(598,705)	(598,705)
Balance, Three Months as of December 31, 2020	68,886,863	$68,887	$1,000	$1	$14,217,423	$(19,173,651)	$(4,887,339)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended December 31, 2020	For the six months ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,542,528)	$(1,650,522)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	65,711	-
Stock issued for services	88,673	70,897
Stock issued for interest	-	42,336
Amortization of debt discount	576,787	831,436
Deferred financing fees and financing cost	112,604	39,173
Change in derivative liability	(264,818)	(355,625)
Loss on extinguishment of debt upon notes conversion	2,216	-
Amortization of intangible assets	-	333,333
Change in operating assets and liabilities
Change in accounts receivable	19,723	(9,049)
Change in inventory	109,564	31,916
Change in other current assets	185,859	(409,334)
Change in accounts payable	(145,947)	199,876
Change in accrued expenses	174,277	(24,000)
Net cash used in operating activities	(617,879)	(899,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of intangible assets	-	(333,333)
Net cash used in investing activities	-	(333,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt-net	540,000	1,350,000
Repayment on line of credit	(2,205)	-
Net cash provided by financing activities	537,795	1,350,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,084)	117,104

Cash and cash equivalents, beginning of period	197,622	30,142
Cash and cash equivalents, end of period	$117,538	$147,246

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$675	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount	$373,612	$1,117,777
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$320,746	$-
Stock issued for conversion of debt	$562,000	$557,000
Stock issued for Interest	$61,486	$42,337
True-up adjustment in debt discount and derivative liability	$37,360	$-
Intangible assets acquired and adjusted in accounts payable balance	$-	$666,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business		Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. All of its operations are conducted by its two subsidiaries: Nightfood, Inc. (“Nightfood”) and MJ Munchies, Inc. (“Munchies”). Nightfood’s business model is to manufacture and distribute snack products specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. Management believes Nightfood is the first brand to achieve mainstream distribution of snacks focused on better sleep, and expects the category of “sleep-friendly” snacking to become an important segment of the total snacking market in coming years. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and intends to license said IP to operators in the cannabis edibles space and other related spaces.

		●	The Company’s fiscal year end is June 30.

		●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements for the six (6) months ended December 31, 2020 and 2019, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2020 and 2019, respectively, which are included in the Company’s June 30, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 13, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of results for the entire year ending June 30, 2021.

We made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Use of Estimates	●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	●

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $252,325 and $661,633 for the six months ended December 31, 2020 and 2019, respectively.  The Company recorded advertising costs of $67,036 and $463,363 for the three months ended December 31, 2020 and 2019, respectively.  Further, as discussed on footnote 3, due to reclassification, $458,639 in expenses were reversed and set off with the advertising costs incurred during 2019."

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

	●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

	●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

	●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records certain advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2020 and June 30, 2020, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature	●

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

During the six months ended December 31, 2020, the Company had one customer account for approximately 33% of the gross sales. One other customer accounted for approximately 19% of gross sales, and one other customer accounted for over 10% of gross sales. During the six months ended December 31, 2019, one customer accounted for approximately 34% of the gross sales while two other customers accounted for over 10% of gross sales.

During the three months ended December 31, 2020, the Company had one customer account for approximately 25% of the gross sales. One other customer accounted for approximately 20% of gross sales, and two other customers accounted for over 10% of gross sales. During the three months ended December 31, 2019, one customer accounted for approximately 34% of the gross sales while three other customers accounted for over 10% of gross sales.

Vendor Concentration

During the three-month period ended December 31, 2020, no vendors accounted for more than 10% of our operating expenses. During the six-month ended December 31, 2020, one vendor accounted for more than 10% of our operating expenses.

During the three-month period ended December 31, 2019, one vendor accounted for more than 10% of our operating expenses. During the six-month ended December 31, 2019, two vendors accounted for more than 10% of our operating expenses.

Receivables Concentration	●	As of December 31, 2020, the Company had receivables due from eight customers. Five of which each accounted for 10% of the total balance. As of June 30, 2020, the Company had receivables due from seven customers, two of whom accounted for over 20% of the outstanding balance. Four of the other five accounted for over 10% of the total balance.

Income/Loss Per Share	●	Net income/loss per share data for both the three and six-month periods ending December 31, 2020 and 2019, are based on net income/loss available to common shareholders divided by the weighted average of the number of common shares outstanding. The Company does not present a diluted Earnings per share as the convertible debt and interest that is convertible into shares of the Company’s common stock would not be included in this computation, as the Company is generating a loss and therefore these shares would be antidilutive.

Impairment of Long-lived Assets	●

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

During the period ended December 31, 2020 and 2019, the Management determined and impaired $-0- and $-0-, respectively as impairment on intangible asset

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

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company believes the adoption of this guidance will not materially impact our financial statements and related disclosures.

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

	As of June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Balance Sheet
Current assets	$482,667	$487,500	$970,167
Current liabilities	$2,955,272	$223,333	$3,178,605
Working capital (deficit)	$(2,472,605)	$264,167	$(2,208,438)
Total assets	$482,667	$487,500	$970,167
Total liabilities	$2,955,272	$223,333	$3,178,605
Total stockholders' deficit	$(2,472,605)	$264,167	$(2,208,438)

(A)	The balance sheet impact of the errors was corrected in the quarter ended December 31, 2019.

	As of December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidate Balance Sheet
Current assets	$577,944	$408,294	$986,238
Current liabilities	$4,514,446	$249,007	$4,763,453
Working capital (deficit)	$(3,936,502)	$159,287	$(3,777,215)
Total assets	$1,550,298	$102,607	$1,652,905
Total liabilities	$4,514,446	$249,007	$4,763,453
Total stockholders’ deficit	$(2,964,148)	$(146,400)	$(3,110,548)

	For the Year Ended June 30, 2019 (A)
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$352,172	$-	$352,172
Operating expenses	$2,263,722	$(264,167)	$1,999,555
Loss from operations	$(1,911,550)	$264,167	$(1,647,383)
Other income (expenses)	$2,686,793	$-	$2,686,793
Net income (loss)	$(4,598,343)	$264,167	$(4,334,176)
Basic & diluted EPS	$(0.09)	$-	$(0.09)

(A)	The income statement impact of the errors was corrected in the quarter ended September 30, 2019.

	For the Six Months Ended December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$379,488	$(271,706)	$107,782
Operating expenses	$1,326,290	$(125,306)	$1,200,984
Loss from operations	$(946,802)	$(146,400)	$(1,093,202)
Other income (expenses)	$557,320	$-	$557,320
Net income (loss)	$(1,504,122)	$(146,400)	$(1,650,522)
Basic & diluted EPS	$(0.02)	$-	$(0.03)

	For the Three Months Ended December 31, 2019
	Previously Reported	Adjustments	As Corrected
Consolidated Statements of Operations
Revenues	$172,991	$(111,706)	$61,285
Operating expenses	$755,432	$104,278	$859,710
Loss from operations	$(582,441)	$(215,984)	$(798,425)
Other income (expenses)	$338,517	$-	$338,517
Net income (loss)	$(920,958)	$(215,984)	$(1,136,942)
Basic & diluted EPS	$(0.02)	$-	$(0.02)

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended December 31, 2020, the Company had a net loss of $1,542,528, negative cash flow from operations of $617,879 and accumulated deficit of $19,173,651. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months.

●	The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has a strong ongoing relationship with Eagle Equities and we expect to be able to continue to finance our operations as we have over the previous several quarters, although no assurance can be guaranteed. We believe that our current capitalization structure, combined with ongoing increases in revenues and hitting operational milestones, will enable us to successfully secure required financing to continue our growth. In the short term, the Company plans to continue to consider utilization of convertible notes as a financing vehicle, as it allows for today’s operating capital to be either repaid, or converted to equity at future valuations, as well as other financing strategies.

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

•     The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be understood and identified. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up while consumers are reporting a decrease in sleep quality and sleep satisfaction. Industry sales data also showed ice cream as one of the categories experiencing the largest increase with year over year growth averaging over 30% through a series of five one-week periods between March 15 and April 12, 2020 according to IRI data.

The offsetting factors are the impact of the virus on the overall economy, and the impact that a down economic period can have on consumer behavior, including trial of new brands. Greater unemployment, recession, and other possible unforeseen factors are shown to have an impact. Research indicates that consumers are less likely to try new brands during economic recession and stress, returning to the legacy brands they’ve known for decades.

With consumers generally making fewer shopping trips, while buying more on those occasions and reverting back to more familiar brands, certain brand-launch marketing tactics, such as in-store displays and in-store product sampling tables, are either impaired or impermissible. So, while overall night snacking demand is up, and consumer need/desire for better sleep is also stronger, driving consumer trial and adoption has been more difficult and expensive during these circumstances.

From both public statements, and ongoing exploratory meetings between Nightfood Management and experts from certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

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

More directly, COVID has impaired Nightfood’s ability to execute certain in-store and out-of-store marketing initiatives. For example, since the inception of COVID, the Company was unable to conduct in-store demonstrations and unable to participate in local pregnancy, baby expos, and health expos that were originally intended to be part of our marketing mix.

Additionally, with more consumers shopping online, both for delivery or at-store pickup, the opportunity for shoppers to learn about new brands at-shelf has been somewhat diminished. Management is working to identify opportunities to build awareness and drive trial under these new circumstances.

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

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for December 31, 2020 and June 30, 2020, respectively.

5.	Inventories	●	Inventory consists of the following at December 31, 2020 and June 30, 2020,

	December 31, 2020	June 30, 2020
Finished goods – ice cream	$132,855	$195,817
Raw material – ingredients	23,019	26,309
Packaging	10,167	53,479
TOTAL	$166,041	$275,605

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	●	Other current assets consist of the following vendor deposits at December 31, 2020 and June 30, 2020. The majority of this amount relates to deposits towards distribution and marketing partnerships.

	December 31, 2020	June 30, 2020
Prepaid advertising costs	$212,186	$398,045
Vendor deposits – Other	$40	$40
TOTAL	$212,226	$398,085

7.	Intangible Assets

Intangible assets consist of the following at December 31, 2020 and June 30, 2020. The amount of the intangible assets represents fees and expenses in connection with the development and launch of platforms used to track conversions, optimize ads, and scale online customer growth through a hybrid distribution model.

	December 31,	June 30,
	2020	2020
Intangible assets	$-	$1,000,000
Amortization of intangible assets	-	(500,000)
Impairment of intangible assets	-	(500,000)
TOTAL	$-	$-

During the quarter ending March 31, 2020, the Company determined it would be unable to generate sufficient traction from these digital assets. The Company made the decision to stop utilizing the assets.

8.	Other Current Liabilities	●	Other current liabilities consist of the following at December 31, 2020 and June 30, 2020,

	December 31, 2020	June 30, 2020
Accrued consulting fees – related party	$9,974	$9,974
Accrued interest	248,492	192,625
Accrued slotting fees	56,923	-
TOTAL	$315,389	$202,599

9.	Notes Payable	●	Notes Payable consist of the following at December 31, 2020,

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019  and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. As of December 31, 2020, and June 30, 2020, the debt discount was $0.

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

This note has been successfully retired via conversion into shares during the six months ended December 31, 2019. The Company fair valued the notes as of conversion date and accounted for a gain on conversion of $25,398 included under line item “change in derivative liability” and also, reclassed the related $74,472 derivative liability balance into additional paid in capital.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2020, and June 30, 2020, the debt discount was $0 and $0, respectively. $50,000 of the note has been successfully retired via conversion into shares during the year ended June 30, 2020 and $54,000 of the note has been successfully retired via conversion into shares during the six months ended December 31, 2020.The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $36,242 included under line item “Loss on debt extinguishment upon note conversion, net”.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2020, and June 30, 2020, the debt discount was $0 and $0, respectively. $208,000 of the note has been successfully retired via conversion into shares during the six months ended December 31, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $109,561 included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2020 and June 30, 2020, the debt discount was $0 and $46,726, respectively. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $177,160 included under line item “Loss on debt extinguishment upon note conversion, net”. This note has been extinguished through the conversion into common shares as of December 31, 2020.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of December 31, 2020 and June 30, 2020, the debt discount was $0 and $2,627, respectively.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of December 31, 2020, and June 30, 2020 the debt discount was $0 and $26,452, respectively.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of December 31, 2020, and June 30, 2020 the debt discount was $0 and $37,833.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of December 31, 2020 and June 30, 2020, the debt discount was $0 and $27,482.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of December 31, 2020 and June 30, 2020, the debt discount was $0 and $43,074, respectively.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note.  As of December 31, 2020 and June 30, 2020, the debt discount was $0 and $75,205, respectively.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero.  As of December 31, 2020 and June 30, 2020, the debt discount was $15,392 and $94,064, respectively.

On February 26, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 26, 2020, in the amount of $187,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $187,000 Notes was calculated using the Black-Scholes pricing model at $150,268, with the following assumptions: risk-free interest rate of 1.18%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. As of December 31, 2020 and June 30, 2020, the debt discount was $23,467 and $99,218, respectively.

On April 30, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $128,369, with the following assumptions: risk-free interest rate of 0.16%, expected life of 1 year, volatility of 106%, and expected dividend yield of zero. As of December 31, 2020 and June 30, 2020, the debt discount was $42,555 and $106,916, respectively.

On June 23, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated June 23, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of June 23, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $132,236, with the following assumptions: risk-free interest rate of 0.18%, expected life of 1 year, volatility of 108%, and expected dividend yield of zero. As of December 31, 2020 and June 30, 2020, the debt discount was $63,401 and $129,700, respectively.

On August 12, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated August 12, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of August 12, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $126,029, with the following assumptions: risk-free interest rate of 0.13%, expected life of 1 year, volatility of 101%, and expected dividend yield of zero. As of December 31, 2020, the debt discount was $77,690.

On October 13, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated October 13, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of October 13, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $126,471, with the following assumptions: risk-free interest rate of 0.13%, expected life of 1 year, volatility of 103.1%, and expected dividend yield of zero. As of December 31, 2020, the debt discount was $99,097.

On December 21, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated December 21, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of December 21, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $121,112, with the following assumptions: risk-free interest rate of 0.09%, expected life of 1 year, volatility of 93.97%, and expected dividend yield of zero. As of December 31, 2020, the debt discount was $117,794.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of December 31, 2020:

	Principal ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2019	1,748,000	(630,259)	1,117,741
Convertible notes payable issued during fiscal year ended June 30, 2020	2,148,400	-	2,148,400
Notes converted into shares of common stock	(961,000)	-	(961,000)
Debt discount associated with new convertible notes	-	(1,684,711)	(1,684,711)
Amortization of debt discount	-	1,709,759	1,709,759
Balance at June 30, 2020	2,935,400	(605,211)	2,330,189
Convertible notes payable issued during six months ended December 31, 2020	617,100	-	617,100
Notes converted into shares of common stock	(562,000)	-	(562,000)
Debt discount associated with new convertible notes	-	(373,612)	(373,612)
Amortization of debt discount	-	576,787	576,787
True-up adjustment in debt discount and derivative liability	-	(37,360)	(37,360)
Balance at September 30, 2020	2,990,500	(439,396)	2,551,104

Amortization expense for the six months ended December 31, 2020 and 2019, totaled $576,787 and $831,436, respectively and Amortization expense for the three months ended December 31, 2020 and 2019, totaled $254,048 and $449,169 respectively.

As of December 31, 2020 and June 30, 2020, the unamortized portion of debt discount was $439,396 and $605,211, respectively.

Interest expense for the six months ended December 31, 2020 and 2019, totaled $195,530 and $42,336, respectively and interest expense for the three months ended December 31, 2020 and 2019, totaled $111,575 and $15,738, respectively.

As of December 31, 2020 and June 30, 2020, the accrued interest related to convertible notes was $247,942 and $192,625, respectively.

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

During the six month period ended December 31, 2020, the Company recorded a change in fair value of derivative $264,818. The Company will measure the fair value of each derivative instrument in future reporting periods and record the change based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of December 31, 2020:

Derivative liability as of June 30, 2019	$1,306,748
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2019	1,723,883
Change in derivative liability during the period	(858,774)
Reclassify derivative liability associated with Notes converted into loss on debt conversion account	(581,219)
Derivative liability as of June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended December 31, 2020	373,612
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	(264,818)
Reclassify derivative liability associated with Notes converted into loss on debt conversion account	(320,746)
Balance at December 31, 2020	$1,416,045

Change in derivative liability for the six months ended December 31, 2020 and 2019, totaled $264,818 and $355,625, respectively and change in derivative liability for the three months ended December 31, 2020 and 2019, totaled $57,294 and $165,563, respectively.

As of December 31, 2020 and June 30, 2020, the derivative liability related to convertible notes was $ 1,416,045 and $1,590,638, respectively.

11.	Line of Credit	On March 19, 2020, the Company secured a $200,000 line of credit with Celtic Bank Corporation. This LOC has a “Flex Credit” component of calculating interest, which means the interest rate on any draws taken against the LOC is set at the time of said draw. As of the date of this filing, the Company has made one draw against the credit line for a gross amount of $5,000 (including proceeds and draw fees). As of December 31, 2020, nine payments had been made against this draw of approximately $368 each. Such payments will continue to be automatically deducted from the corporate checking account until the draw and all fees have been paid in full. The Company may or may not choose to use this line of credit for additional financing needs.

	Dec. 30, 2020	June 30, 2020
Line of Credit	$1,692	$3,897
Total borrowings	1,692	3,897
Less: current portion	1,692	3,897
Long term debt	$-	$-

Interest expense for the six months ended December 31, 2020 and 2019, totaled $675 and $0, respectively and interest expense for the three months ended December 31, 2020 and 2019, totaled $338 and $0, respectively.

12.	Capital Stock Activity	●	The Company had 68,886,863 and 61,796,680 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2020 and June 30, 2020 respectively.

●

During the six months ended December 31, 2020 the Company issued 5,857,199 shares in regards to debt being converted into stock valued at $562,000, and issued 649,070 shares of common stock valued at $61,486 as part of a loan agreement and payment of interest as part of the debt conversion. Also during these six months the Company issued 583,914 shares for services valued at $88,673. Further during these six months the Company accounted in additional paid in capital the warrants issued for services valued at $65,711 and loss on fair value of shares upon conversion amounting to $359,467.

During the six months ended December 31, 2019 the Company issued 207,762 shares of common stock for services valued at $70,897, issued 2,909,844 shares in regards to debt being converted into stock valued at $557,000, and issued 217,631 shares of common stock valued at $42,336 as part of a loan agreement and payment of interest as part of the debt conversion. Further during these six months the Company accounted in derivative liability reclassed upon debt conversion amounting to $342,344.

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

During the six months ended December 31, 2020 the Company entered into a warrant agreement with one of the Company’s vendors issuing 500,000 warrants at a strike price of $0.50 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.29%

The aggregate intrinsic value of the warrants as of December 31, 2020 is $-0-.

	Outstanding at			Outstanding
Exercise Price	June 30, 2020	Issued / (Exercised) in 2020	Expired	December 31 2020
$0.15	500,000	-	-	500,000
$0.20	105,000	-	-	105,000
$0.30	100,000	-	-	100,000
$0.40	150,000	-	-	150,000
$0.50	-	500,000	-	500,000
$0.75	300,000	-	-	300,000
	1,155,000	500,000	-	1,655,000

14.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	December 31, 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,416,045	$1,416,045
Total	$		$-	$1,416,045	$1,416,045

	June 30, 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,590,638	$1,590,638
Total	$		$-	$1,590,638	$1,590,638

Management considers all of its derivative liabilities to be Level 3 liabilities. At December 31, 2020 and June 30, 2020, respectively the Company had outstanding derivative liabilities, including those from related parties of $1,416,045 and $1,590,638, respectively.

15.	Commitments and Contingencies:	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four year Advisor Agreement of 500,000 warrants with an exercise price of $.15 of which 450,000 have vested, should the advisor complete the entire term of the engagement, the remaining 50,000 warrants would vest on July 24, 2021. These warrants were all accounted for in Fiscal 2020.

Additional Consulting agreements call for certain Consultants to receive cash and stock bonuses for directly assisting the Company in hitting certain operational milestones, such as national television publicity, achieving revenues of $500,000 monthly, $1,000,000 monthly, and $3,000,000 quarterly. As of December 31, 2020, those conditions were not met and therefore nothing was accrued related to this arrangement.

CEO Sean Folkson has a twelve-month consulting agreement which went into effect on February 4, 2021, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Folkson will also be awarded warrants with a strike price of $.50 should the Company exceed  $500,000 in non-traditional retail channel revenue during the Term of the Agreement, and should the company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during his Agreement. As of December 31, 2020, those conditions were not  met and therefore nothing was accrued related to this arrangement.

16.	Related Party Transactions	●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the six month period ended December 31, 2020 and reflected in the accrued expenses – related party with a balance of $9,974 and $9,974 at December 31, 2020 and June 30, 2020, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants, at a cost of $.15 per Warrant, to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of said agreement. This purchase resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter 2019 Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. During the six months ended December 31, 2020, Folkson had been paid $36,000 against his total accrued balance to date and reflected in the accrued expenses – related party with a balance of $9,974 and $9,974 at December 31, 2020 and June 30, 2020, respectively.

●

In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of December 31, 2020, those conditions were not  met and therefore nothing was accrued related to this arrangement

17.	Subsequent Events	●

On February 22, 2021 the Company entered into a convertible promissory note and security purchase agreement dated and funded February 22, 2021, in the amount of $205,700. The lender was Eagle Equities, LLC.

●

Between the dates of January 1, 2021 and February 22, 2021, noteholder Eagle Equities converted a total of $338,147 of principal and interest from outstanding notes to Company stock. The average conversion price in these transactions was $.062. 5,462,951  shares were issued to the noteholder in these transactions which reduced the principal amount of convertible debt balance by $300,000.

		●	During January of 2021, the Company issued 205,000 shares to vendors in exchange for services.

		●	In January of 2021, the Company issued a total of 760,000 Warrants. 360,000 warrants with a strike price of $.01 were issued to a 3rd Party licensed and registered Investment Banker who is working with Management to help with restructuring of cap table and balance sheet, and sourcing non-debt capital. 400,000 warrants with a strike price of $.30 were issued to Mr. Sean Folkson, Nightfood CEO, in conjunction with Folkson’s agreement to lock-up 100% of his shares in the Company through February 4, 2022.

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

Nightfood, Inc. is a better-for-you snack company focused on manufacturing and distributing snacks with sleep-friendly formulations and ingredients. The national roll-out of Nightfood ice cream, the first Nightfood product with significant mainstream retail distribution, began in 2019. The Company has since secured distribution in multiple regional supermarket chains, and divisions of national supermarket chains, including divisions of Kroger (Harris Teeter), and divisions of Albertsons (Jewel-Osco, Shaw’s and Star Market). As of the time of this filing, Management has received confirmation from all our major supermarket chains that the brand has been renewed for 2021. Certain chains may do periodic category reviews mid-year, but Management believes that our current sales velocity combined with marketing efforts to grow the brand will allow us to retain our shelf space in these chains so that we may continue to grow our consumer base and our revenues.

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

In addition to those high-profile public statements, significant strategic interest in the nighttime and sleep-friendly nutrition space has been directly affirmed to Management in recent exploratory discussions and negotiations initiated by a certain global food and beverage conglomerate which remain ongoing as of the time of this filing. Management anticipates that the multi-national food and beverage companies will necessarily be drawn to the category Nightfood is pioneering because of these facts:

●	Over 80% of American adults snack regularly after dinner

●	Over 40% of all snacking occurs between dinner and bed

●	Every week in the United States, hundreds of millions of nighttime snacks are consumed, resulting in over $1 Billion dollars in consumer spend

●	More than half of consumers seek out snacks with functional benefits beyond hunger satisfaction and taste

●	80% of consumers worldwide report wanting to improve their sleep quality

●	The most popular nighttime snack choices in the United States are cookies, chips, candy, and ice cream. These are all understood to be both unhealthy and generally disruptive to sleep quality.

Growth within the category that Nightfood is creating can bring competitive risk, but also the opportunity that comes with being the pioneer of a growing market segment and the strategic value that the Nightfood brand could deliver to a global partner with significant resources.

Company Management believes that a meaningful percentage of this $50 billion in consumer spend will move from conventional snacks over to nighttime specific, sleep-friendly snacks in coming years.

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

Aggressive supermarket expansion could result in additional “slotting fees” either in 2021 or beyond. Slotting fees are normal and customary in the consumer goods industry and are fees that certain retailers and distributors charge to introduce a new product into their available assortment.

In some cases, slotting fees, also called “new item placement fees” or “new item placement allowances” can be nominal. In other situations, slotting fees for certain retail and distribution partners could run hundreds of thousands of dollars.

Certain large retailers do not charge slotting fees, but most do. The Management of any emerging food or beverage brand could choose not to do business with retailers or distributors who charge slotting fees. Such a strategy, while possible, could greatly slow or restrict the distribution footprint a brand could establish.

Through the first two quarters of Fiscal 2021, slotting commitments have resulted in revenue reductions totalling $183,591. As of the time of this filing, over 60% of the way through our Fiscal 2021, Management projects slotting fees for the current Fiscal Year will deliver a total revenue reduction of less than $250,000. By comparison, slotting fees with in Fiscal 2020 resulted in total revenue reductions of $541,500. This significant decrease in slotting expense should not be viewed as an indication of a trend. Rather, it is simply a function of past slotting arrangements having been paid down and paid off, along with minimal new slotting fees anticipated during the current fiscal year. Investors should have the expectation that Nightfood, like any growing food or beverage brand, will continue to incur slotting fees as we move towards our goal of national distribution.

In addition to traditional retail such as supermarkets and big-box retailers, Management also believes significant opportunities exist in the hotel and hospitality vertical where ice cream is one of the top-selling categories in hotel lobby shops. With travelers wanting better sleep, Management believes hotels that sell ice cream would benefit by making Nightfood’s sleep-friendly ice cream part of their offering assortment. Before COVID, Management had been pursuing initiatives in the hotel space. While those were put on hold for most of calendar 2020, hotels have now reemerged as an important point of focus for the distribution of Nightfood products.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

There is a significant amount of seasonality in the ice cream industry, with summer months historically delivering the highest consumption, and winter months delivering the lowest consumption.

In the last twelve weeks of calendar 2020 (the period from 10/3/20 through 12/26/20), the syndicated industry data which management has access to shows aggregate supermarket ice cream pint retail sales down 16.6% from the prior twelve week period. This decrease of 16.6% is across all brands including private label ice cream.

The three leading brands in the better-for-you ice cream space saw sales decrease over 30% on average during this period, with the best performer of those three showing a drop of 26% from period to period, another had a drop of just over 30%, and the third dropped 33.5% from one twelve-week period to the next. During these same periods, Nightfood showed a decrease of 32%, right in line with the leaders in the better-for-you ice cream space.

As an early-stage and growing brand, the full impact of seasonality on our ice cream might not be fully understood for several additional annual cycles, but early indications point to the existence of a material seasonality impact across the ice cream industry through grocery channels. Over time, should the Company successfully expand into more distribution verticals and into additional snack formats, it is possible that the impacts of seasonality could lessen.

CORONAVIRUS (COVID-19)

The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be understood and identified. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up while consumers are reporting a decrease in sleep quality and sleep satisfaction. Industry sales data also showed ice cream as one of the categories experiencing the largest increase with year over year growth averaging over 30% through a series of five one-week periods between March 15 and April 12, 2020 according to IRI data.

The offsetting factors are the impact of the virus on the overall economy, and the impact that a down economic period can have on consumer behavior, including trial of new brands. Greater unemployment, recession, and other possible unforeseen factors are shown to have an impact. Research indicates that consumers are less likely to try new brands during economic recession and stress, returning to the legacy brands they’ve known for decades.

With consumers generally making fewer shopping trips, while buying more on those occasions and reverting back to more familiar brands, certain brand-launch marketing tactics, such as in-store displays and in-store product sampling tables, are either impaired or impermissible. So, while overall night snacking demand is up, and consumer need/desire for better sleep is also stronger, driving consumer trial and adoption has been more difficult and expensive during these circumstances.

From both public statements, and ongoing exploratory meetings between Nightfood Management and experts from certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

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

More directly, COVID has impaired Nightfood’s ability to execute certain in-store and out-of-store marketing initiatives. For example, since the inception of COVID, the Company was unable to conduct in-store demonstrations and unable to participate in local pregnancy, baby expos, and health expos that were originally intended to be part of our marketing mix.

Additionally, with more consumers shopping online, both for delivery or at-store pickup, the opportunity for shoppers to learn about new brands at-shelf has been somewhat diminished. Management is working to identify opportunities to build awareness and drive trial under these new circumstances.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIOD ENDED

December 31, 2020 and 2019.

For the three months ended December 31, 2020 and 2019 we had Gross Sales of $142,863 and $185,751 and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $47,210 and $61,285 respectively and incurred an operating loss of $462,219 and $798,425 respectively. The decrease in Gross Sales, which represents sales of approximately 46,500 pints, and Net Revenue is largely the result of a significant decrease in advertising and promotional dollars spent during the quarter.

The Company made the strategic decision to decrease advertising and promotional spend to preserve inventory while awaiting production of the modified Nightfood formulation in updated packaging. This production was originally targeted for January, but the start of production ended up being delayed until mid-February, and is nearing completion as of the time of this filing. By strategically preserving inventory, the Company was able to avoid damaging out-of-stock situations with key retailers despite the delay in production. While we did run out of our most popular flavor in early February, Cookies n’ Dreams, only one retailer was impacted and the backorder is expected to be filled less than 10 days after the original requested delivery date.

The decrease in Advertising and Promotion activity is reflected in the decrease in Selling, General, and Administrative expense of $245,605, from $644,659 in the three months ended December 31, 2019 compared to $398,964 in the three months ended December 31, 2020, and is also reflected in the decrease in operating loss for the current quarter of $336,206, from $798,425 in the three months ended December 31, 2019 compared to $462,219 in the three months ended December 31, 2020.

In the last twelve weeks of calendar 2020 (the period from 10/3/20 through 12/26/20), the syndicated industry data management has access to shows aggregate supermarket ice cream pint retail sales down 16.6% from the prior twelve-week period. This decrease of 16.6% is across all brands including private label ice cream.

The three leading brands in the better-for-you ice cream space saw sales decrease over 30% on average during this period, with the best performer of those three showing a drop of 26% from period to period, another had a drop of just over 30%, and the third dropped 33.5% from one twelve-week period to the next. During these same periods, Nightfood showed a decrease of 32%, right in line with the leaders in the better-for-you ice cream space.

As an early-stage and growing brand, the full impact of seasonality on our ice cream might not be fully understood for several additional annual cycles, but early indications point to the existence of a material seasonality impact across the ice cream industry through grocery channels. Over time, should the Company successfully expand into more distribution verticals and into additional snack formats, it is possible that the impacts of seasonality could lessen.

For the three months ended December 31, 2020 and 2019, Cost of Goods Sold increased to $110,465 from $48,475. A significant component of this increase was the write-off of $32,815 of packaging in inventory which featured the old Nightfood design and representing our old formulation. Management believes the new Nightfood recipes and package design will result in a material increase in consumer trial and repeat purchase and made the decision to accelerate the introduction of the new and improved product to market, rather than build additional inventory with the old design and formulations.

For the three months ended December 31, 2020 compared to the three months ended December 31, 2019, we also experienced changes in derivative liabilities to ($57,294) from ($165,563) and interest expense to $254,048 from $464,907. For the three months ended December 31, 2020, the Company recorded “other expenses” of $0 compared to $39,173 for the three months ended December 31, 2019.

	Three Months Ended December 31,
	2020	2019
Gross product sales	$142,863	$185,751
Less:
Slotting fees	$(49,370)	$(112,710)
Sales discounts, promotions, and other reductions	(46,283)	(11,756)
Net Revenues	$47,210	$61,285

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED

December 31, 2020 and 2019.

For the six months ended December 31, 2020 and 2019 we had Gross Sales of $462,187 and $385,155 and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $174,193 and $107,782 respectively and incurred an operating loss of $998,261 and $1,093,202 respectively. The increase in Gross Sales and Net Revenue is largely the result of having product available in many more points of retail distribution this year than last. We had Selling, General, and Administrative expense of $832,293, from $672,676 for the six months ended December 31, 2020 and 2019, and operating losses of $998,261 and $1,093,202 for the six months ended December 31, 2020 and 2019

Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment). In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees, until the total cost of the slotting is covered. These slotting fees do not appear on the income statement as an expense. Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

The following tables summarize Gross Sales for the six months ended December 31, 2020 and 2019. Product sales are net of slotting fees (a typically one-time fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts.

	Six Months Ended December 31,
	2020	2019
Gross product sales	$462,187	$385,155
Less:
Slotting fees	$(183,591)	$(268,860)
Sales discounts, promotions, and other reductions	(104,402)	(8,513)
Net Revenues	$174,193	$107,782

The Company had cost of goods sold of $340,161 and $194,975 for the six months ended December 31, 2020 and 2019. This increase was largely due to significantly more product sold this year than last, along with the write-off of $32,815 of packaging in inventory which featured the old Nightfood design and representing our old formulation. Management believes the new Nightfood recipes and package design will result in a material increase in consumer trial and repeat purchase and made the decision to accelerate the introduction of the new and improved product to market, rather than build additional inventory with the old design and formulations.

Our income statement shows Selling, General, and Administrative expenses of $832,293 and $672,676 for the six months ended December 31, 2020 and 2019. This increase is due to the way certain marketing expenses were accounted for. Further, as discussed on footnote 3, due to reclassification, $458,639 in expenses were reversed and set off with the advertising costs incurred during 2019."The Company had invested approximately $396,047 in marketing and distribution partnerships it determined would benefit operations for 2020 and beyond. Due to circumstances, including the global COVID-19 coronavirus pandemic, it does not appear these distribution partnerships will be as beneficial to the Company as envisioned when entered. This category includes expenses such as web hosting, web services, freight, warehousing, shipping, product liability insurance, investor relations and research & development of new products. Professional fees increased from $266,998 for the six months ending December 31, 2019 to $385,510 for the six months ending December 31, 2020.   $65,700 of the professional fees in the current six-month period are the result of accounting for 500,000 warrants issued to a Company consultant with a strike price of $.50.

For the six months ended December 31, 2019 we experienced an increase in Loss on extinguishment of debt upon notes conversion of $0 compared to $2,216 in the six months ended December 31, 2020. For the six months ended December 31, 2019 compared to the six months ended December 31, 2020, we also experienced changes in derivative liabilities from ($355,625) to ($264,818) and total interest expense from $873,772 to $772,317.  For the six months ended December 31, 2019, the Company recorded “other expenses” of $39,173 compared to $19,877 for the six months ended December 31, 2020.

Customers

During the six months ended December 31, 2020, the Company had one customer account for approximately 33% of the gross sales. One other customer accounted for approximately 19% of gross sales, and one other customer accounted for over 10% of gross sales. During the six months ended December 31, 2019, one customer accounted for approximately 34% of the gross sales while two other customers accounted for over 10% of gross sales.

During the three months ended December 31, 2020, the Company had one customer account for approximately 25% of the gross sales. One other customer accounted for approximately 20% of gross sales, and two other customers accounted for over 10% of gross sales. During the three months ended December 31, 2019, one customer accounted for approximately 34% of the gross sales while three other customers accounted for over 10% of gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, we had cash on hand of $117,538, receivables of $41,290 and inventory value of $166,041.

The Company has limited available cash resources and we do not believe our cash on hand will be adequate to satisfy our ongoing working capital needs. The Company is continuing to raise capital through private placement of our common stock and through the use of convertible notes to finance the Company’s operations, of which it can give no assurance of success. However, the Company has a strong ongoing relationship with Eagle Equities and we expect to be able to fund our projected growth over the next several quarters. We believe that our current capitalization structure, combined with ongoing increases in revenues and distribution, will enable us to successfully secure required financing to continue our growth. In the short term, the Company plans to continue to take advantage of convertible notes as a financing vehicle while other financing options are being evaluated and explored.

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

Since our inception, we have sustained operating losses. During the six months ended December 31, 2020, we incurred a net loss of $1,542,528 compared to $1,650,522 for the six months ended December 31, 2019. Much of this loss is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the six months ended December 31, 2020, net cash used in operating activities was $617,879 compared to $899,563 for the six months ended December 31, 2019. Much of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the six months ended December 31, 2020, net cash of $0 was used in investing activities, compared to $333,333 for the six months ended December 31, 2019.

During the six months ended December 31, 2020, net cash aggregating $537,795 was provided by financing activities, compared to $1,350,000 for the six months ended December 31, 2019.

From our inception in January 2010 through December 31, 2020, we have generated an accumulated deficit of approximately $19,173,651, compared to $17,631,122 from inception through June 30, 2020. Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next two to six quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

We intend to rely on the sale of stock and the issuance of new debt, to fund our operations. If we are unable to raise cash through the sale of our stock, we may be required to severely restrict our operations. The Company has received several tranches of capital from a friendly institutional investor, who has been our primary source of capital for the last 41 months. We expect this investor to continue to fund ongoing operations

Effective May 6, 2015, the Company entered into a consulting agreement with Sean Folkson. The agreement was retroactive to January 1st, 2015. In exchange for services provided to the Company by Folkson, the Company agreed to pay Folkson $6,000 monthly. This compensation expense started accruing on January 1, 2015, and accrued on a monthly basis through June of 2018.

In June of 2018, and again in June of 2019, the Company entered into updated consulting agreements with Folkson, which included a modified compensation structure. Each new Consulting Agreement contained the identical cash compensation allowance of $6,000 monthly. In addition, Folkson would earn Warrants with a strike price of $.50 or $1 when the Company hit certain revenue milestones, such as when the Company records its first quarter with revenue greater than $1,000,000. All Warrants earned under Folkson’s current agreement would convert into restricted shares, shall carry a cashless provision, and must be exercised within 90 days of the filing of the 10Q or 10K on which such revenues are reported. The Agreement from June of 2019 ran through the end of December of 2020, at which time a new Agreement was executed between the parties. All terms were identical with the exception that additional milestones were added by which Folkson would earn $.50 warrants. These included a milestone of $500,000 in net revenue during calendar 2021 from nontraditional retail channels (such as hotels and college campuses), and a warrant bonus should Folkson successfully negotiation a product development or distribution partnership with a multi-national food & beverage conglomerate during the Term of the Agreement.

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

On January 21, 2021, Folkson and the Company entered into a new Lock-Up Agreement which went into effect on February 4, 2020 and is in place for twelve months, with identical financial terms to the February 4, 2019 Agreement.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended December 31, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Nightfood Holdings, Inc.

Dated: February 22, 2021	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)