Form 10-Q
period 2021-03-31
NightFood Holdings, Inc.
filed 2021-05-18
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided; pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Nightfood Holdings, Inc Common Stock	NGTF	OTCQB

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 17, 2021, the registrant had outstanding 79,916,159 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three and nine months ended March 31, 2021 and 2020

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and June 30, 2020	F-1
Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2021 and 2020	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months and nine months ended March 31, 2021 and 2020	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020	F-4
Notes to Unaudited Condensed Consolidated Financial Statements	F-5 - F-21

1

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
ASSETS	(Unaudited)

Current assets:
Cash	$73,181	$197,622
Accounts receivable (net of allowance of $0 and $0, respectively)	44,033	61,013
Inventory	344,914	275,605
Other current asset	251,752	398,085
Total current assets	713,880	932,325

Total assets	$723,880	$932,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,393,256	$1,286,149
Accrued expense - related party	9,974	9,974
Fair value of derivative liabilities	1,312,177	1,590,638
Convertible notes payable - net of discounts	2,077,852	2,330,189
Accrued expenses	72,044	-
Accrued interest	209,161	192,625
Short-term borrowings- line of credit	589	3,897
Total current liabilities	5,075,053	5,413,472

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, ($0.001 par value, 100,000,000 shares authorized, and 1,000 issued and outstanding as of March 31, 2021 and 1,000 outstanding as of June 30, 2020, respectively)	1	1

Common stock, without par value, 200,000,000 shares authorized, and 78,685,171 issued and outstanding as of March 31, 2021 and 61,796,680 outstanding as of June 30, 2020, respectively	78,685	61,797
Additional paid in capital	16,683,505	13,088,177
Accumulated deficit	(21,084,364)	(17,631,122)
Total stockholders’ deficit	(4,342,173)	(4,481,147)
Total Liabilities and Stockholders’ Deficit	$713,880	$932,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	period ended	period ended	period ended	period ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Revenues	96,726	119,475	270,919	227,257

Operating expenses
Cost of product sold	102,922	157,265	443,083	352,240
Advertising & promotional	64,158	470,820	316,483	673,814
Amortization of intangibles	-	166,667	-	500,000
Selling, general and administrative	103,462	92,423	311,920	295,107
Professional Fees	217,025	99,727	578,535	366,725
Total operating expenses	487,567	986,902	1,650,021	2,187,886

Loss from operations	(391,240)	(867,427)	(1,389,501)	(1,960,629)

Interest expense - bank debt	337	-	1,012	-
Interest expense - shareholder	72,110	40,616	267,640	82,952
Gain on extinguishment of debt	(57,035)	-	(54,819)	-
Change in derivative liability	1,152,119	(256,468)	832,480	(612,093)
Interest expense - amortization BCF	210,430	439,507	787,217	1,270,943
Other expense - non cash	170,514	445	204,391	39,618
Total interest expense	1,548,474	224,100	2,074,040	781,420

Provision for income tax	-	-	-	-

Net loss	(1,939,714)	(1,091,527)	(3,453,142)	(2,742,049)

Basic and diluted net loss per common share	(0.02)	(0.02)	(0.05)	(0.05)

Weighted average shares of capital outstanding - basic	74,194,855	58,712,745	68,091,616	56,447,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended March 31, 2021 and 2020

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2019	53,773,856	$53,774	1,000	$1	$10,692,679	$(13,219,059)	$(2,472,605)
Common stock issued for services	122,762	123	-	-	49,274	-	49,397
Common stock issued for interest	110,404	110			26,487	-	26,597
Issuance of common stock for debt conversion	1,409,349	1,409			335,591	-	337,000
Derivative liability reclassed upon debt conversion	-	-			213,739	-	213,739
Net loss	-	-	-	-	-	(513,581)	(513,581)
Balance, Three Months as of September 30, 2019	55,416,371	$55,416	1,000	$1	$11,317,770	$(13,732,640)	$(2,359,452)
Common stock issued for services	85,000	85	-	-	21,415	-	21,500
Common stock issued for interest	107,227	107			15,632	-	15,739
Issuance of common stock for debt conversion	1,500,495	1500			218,500	-	220,000
Derivative liability reclassed upon debt conversion	-	-			128,605	-	128,605
Net loss	-	-	-	-	-	(1,136,941)	(1,136,941)
Balance, Three Months as of December 31, 2019	57,109,093	$57,109	1,000	$1	$11,701,922	$(14,869,581)	$(3,110,549)
Common stock issued for interest	320,650	321			40,615	-	40,936
Issuance of common stock for debt conversion	2,760,223	2,760			351,240	-	354,000
Derivative liability reclassed upon debt conversion	-	-			217,050	-	217,050
Net loss	-	-	-	-	-	(1,091,527)	(1,091,527)
Balance, Three Months as of March 31, 2020	60,189,966	$60,190	1,000	$1	$12,310,827	$(15,961,108)	$(3,590,090)

Balance, June 30, 2020	61,796,680	$61,797	1,000	$1	$13,088,177	$(17,631,122)	$(4,481,147)
Common stock issued for interest	312,938	313			36,165	-	36,478
Issuance of common stock for debt conversion	2,975,979	2,976			344,024	-	347,000
Issuance of warrants for services					65,711		65,711
Loss on fair value of shares issued upon debt conversion	-	-			397,532	-	397,532
Net loss						(943,823)	(943,823)
Balance, Three Months as of September 30, 2020	65,085,597	$65,086	$1,000	$1	$13,931,609	(18,574,945)	$(4,578,249)
Common stock issued for services	583,914	584			88,089		88,673
Common stock issued for interest	336,132	336			24,672	-	25,008
Issuance of common stock for debt conversion	2,881,220	2,881			212,119	-	215,000
Loss on fair value of shares issued upon debt conversion	-	-			(39,065)	-	(39,065)
Net loss						(598,705)	(598,705)
Balance, Three Months as of December 31, 2020	68,886,863	$68,887	1,000	$1	$14,217,423	$(19,173,650)	$(4,887,338)
Common stock issued for services	255,000	255			$43,345		43,600
Common stock issued for interest	1,065,263	1,065			92,753		93,818
Issuance of common stock for debt conversion	8,478,045	8,478			741,522		750,000
Issuance of warrants					81,243		81,243
Loss on fair value of shares issued upon debt conversion					1,507,218		1,507,218
Net loss		-				(1,910,614)	(1,939,714)
Balance, Three Months as of March 31, 2021	78,685,171	$78,685	1,000	$1	$16,663,105	$(21,084,264)	$(4,342,473)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ending	For the nine months ending
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,453,142)	$(2,742,049)

Adjustments to reconcile net loss to net cash used for operations:
Stock issued for services	132,273	70,897
Amortization of intangible assets	-	500,000

Warrants for services	126,555	-
Deferred financing fees	102,800	39,493
Change in derivative liability	887,301	(612,093)
Gain on extinguishment of debt upon notes conversion	(54,819)	-
Stock issued for interest	204,391	82,952
Amortization of debt discount	787,217	1,270,943
Impairment expense related to intangible assets	-	500,000
(Increase) decrease in accounts receivable	16,980	(5,838)
(Increase) decrease in inventory	(69,309)	120,560
(Increase) in other current assets	146,333	(579,746)
Increase in accounts payable	107,107	50,173
Increase (decrease) in accrued expenses	243,881	(24,000)
Net cash used by operating activities	(841,133)	(1,328,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for intangible assets	-	(333,333)
Net cash used by investing activities	-	(333,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock	-	-
Proceeds from the issuance of convertible debt - net	720,000	1,737,000

Borrowings under line of credit	-	5,000
Repayment to Shareholders	-	-
Repayment of convertible debt	-	-
Repayment of related party advance	-	-
Repayment of Short-term debt	(3,308)	-
Net cash provided by financing activities	716,692	1,742,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,442)	79,959

Cash and cash equivalents, beginning of period	197,622	30,142
Cash and cash equivalents, end of period	$73,180	$110,101

Supplemental Disclosure of Cash Flow Information:
Interest paid	$248,940	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:	$-	$-
Initial derivative liability and debt discount	$512,993	$1,463,278
Intangible assets acquired and adjusted in accounts payable balance	$-	$666,667
Stock issued for debt conversion	$1,314,298	$911,000
Stock issued for interest	$153,334	$82,952
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$1,716,114	$-
True-up adjustment in debt discount and derivative liability	$37,360	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2021 and 2020, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended June 30, 2020 and 2019, respectively, which are included in the Company’s June 30, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 13, 2020. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of results for the entire year ending June 30, 2021.

We made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF and derivative liability, among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $316,483 and $673,814 for the nine months ended March 31, 2021 and 2020, respectively. The Company recorded advertising costs of $64,158 and $470,820 for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records certain advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2021 and June 30, 2020, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature

●	For conventional convertible debt where the rate of conversion is below market value, the Company records any “beneficial conversion feature” (“BCF”) intrinsic value as additional paid in capital and related debt discount.

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

Customer Concentration

●	During the nine months ended March 31, 2021, the Company had one customer account for approximately 37% of the gross sales. One other customer accounted for approximately 23% of gross sales, and one other customer accounted for over 11% of gross sales. During the nine months ended March 31, 2020, one customer accounted for approximately 45% of the gross sales.

During the three months ended March 31, 2021, the Company had one customer account for approximately 44% of the gross sales. During the three months ended March 31, 2020, one customer accounted for approximately 36% of the gross sales while three other customers accounted for over 10% of gross sales.

Vendor Concentration

During the three-month period ended March 31, 2021, no vendors accounted for more than 14% of our operating expenses. During the nine-month period ended March 31, 2021, no vendor accounted for more than 8% of our operating expenses.

During the three-month period ended March 31, 2021, no vendors accounted for more than 9% of our operating expenses. During the nine-month period ended March 31, 2020 no vendor accounted for more than 8%.

Receivables Concentration

●	As of March 31, 2021, the Company had receivables due from eight customers. Five of which each accounted for approximately 17-22% of the total balance. As of June 30, 2020, the Company had receivables due from four customers, two of whom accounted for over 70% of the outstanding balance. Two of the four accounted for approximately 30% of the total balance.

Income/Loss Per Share

●	Net income/loss per share data for both the three and nine-month periods ending March 31, 2021 and 2020, are based on net income/loss available to common shareholders divided by the weighted average of the number of common shares outstanding. The Company does not present a diluted Earnings per share as the convertible debt and interest that is convertible into shares of the Company’s common stock would not be included in this computation, as the Company is generating a loss and therefore these shares would be antidilutive.

Impairment of Long-lived Assets

●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

During the period ended March 31, 2021 and 2020, Management determined and impaired $-0- and $-500,000-, respectively as impairment on intangible asset

Reclassification

The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

ASU No. 2019-12, Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company will adopt this ASU on January 31, 2021 and does not expect there to be a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company’s secured credit facility agreement references LIBOR, which is expected to be discontinued as a result of reference rate reform. The Company expects to adopt the guidance upon transition from LIBOR, but does not believe the adoption will have a material effect on its consolidated financial statements.

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

The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

3.	Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended March 31, 2021, the Company had a net loss of $3,453,142 (comprised of operating loss of $1,379,102 and other expenses of $2,074,040, most of which is comprised of changes in derivative liability and amortization of Beneficial Conversion Features related to convertible note financing and changes in the share price of the common stock), negative cash flow from operations of $876,638 and accumulated deficit of $21,084,264.

Subsequent to the end of the quarter, the Company completed a financing round of $4,500,000, consisting of $3,000,000 in cash and the rollover of $1,500,000 of previously existing convertible debt. As of the time of this filing, the Company is debt free.

The Company believes it has sufficient cash on hand to operate for the next several quarters. We do not believe our cash on hand will be adequate to satisfy our long-term working capital needs. We believe that our current capitalization structure, combined with ongoing increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth.

Because the business has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern will again be dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations long-term.

The Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials are issued. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

●	The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be understood and identified. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up while consumers are reporting a decrease in sleep quality and sleep satisfaction. Industry sales data also showed ice cream as one of the categories experiencing the largest increase with year over year growth averaging over 30% through a series of five one-week periods between March 15 and April 12, 2020 according to IRI data.

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

4.	Accounts receivable

●	The Company’s accounts receivable arise primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for March 31, 2021 and June 30, 2020, respectively.

5.	Inventories

●	Inventory consists of the following at March 31, 2021 and June 30, 2020,

	March 31, 2021	June 30, 2020
Finished goods – ice cream	$194,205	$195,817
Raw material – ingredients	83,416	26,309
Packaging	67,293	53,479
TOTAL	$344,914	$275,605

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets

●	Other current assets consist of the following vendor deposits at March 31, 2021 and June 30, 2020. The majority of this amount relates to deposits towards distribution and marketing partnerships.

	March 31, 2021	June 30, 2020
Prepaid advertising costs	$222,186	$398,045
Vendor deposits – Other	$29,526	$40
TOTAL	$251,712	$398,085

7.	Intangible Assets

Intangible assets consist of the following at March 31, 2021 and June 30, 2020. The amount of the intangible assets represents fees and expenses in connection with the development and launch of platforms used to track conversions, optimize ads, and scale online customer growth through a hybrid distribution model.

	March 31,	June 30, 2020
Intangible assets	$-	$1,000,000
Amortization of intangible assets	-	(500,000)
Impairment of intangible assets	-	(500,000)
TOTAL	$-	$-

During the quarter ending March 31, 2020, the Company determined it would be unable to generate sufficient traction from these digital assets. The Company made the decision to stop utilizing the assets.

8.	Other Current Liabilities

●	Other current liabilities consist of the following at March 31, 2021 and June 30, 2020,

	March 31, 2021	June 30, 2020
Accrued consulting fees – related party	$9,974	$9,974
Accrued interest	209,161	192,625
Accrued slotting fees	5,564	-
Other accrued expenses	66,480
TOTAL	$291,179	$202,599

9.	Notes Payable

●	Notes Payable consist of the following at March 31, 2021,

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019  and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. As of March 31, 2021, and June 30, 2020, the debt discount was $0.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2021, and June 30, 2020, the debt discount was $0 and $0, respectively. $50,000 of the note has been successfully retired via conversion into shares during the year ended June 30, 2020 and $54,000 of the note has been successfully retired via conversion into shares during the nine months ended March 31, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $36,242 included under line item “Loss on debt extinguishment upon note conversion, net”.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2021, and June 30, 2020, the debt discount was $0 and $0, respectively. $208,000 of the note has been successfully retired via conversion into shares during the nine months ended March 31, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $109,561 included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2021 and June 30, 2020, the debt discount was $0 and $46,726, respectively.   This note has been successfully retired via conversions into shares during the nine months ended March 31, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $177,160 included under line item “Loss on debt extinguishment upon note conversion, net”.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2021 and June 30, 2020, the debt discount was $0 and $2,627, respectively.   This note has been successfully retired via conversions into shares during the nine months ended March 31, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $648,036 included under line item “Loss on debt extinguishment upon note conversion, net”.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of March 31, 2021, and June 30, 2020 the debt discount was $0 and $26,452, respectively.   This note has been successfully retired via conversions into shares during the nine months ended March 31, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $611,909 included under line item “Loss on debt extinguishment upon note conversion, net”.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2021, and June 30, 2020 the debt discount was $0 and $37,833.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2021 and June 30, 2020, the debt discount was $0 and $27,482.   This note has been successfully retired via conversions into shares during the nine months ended March 31, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $126,735 included under line item “Loss on debt extinguishment upon note conversion, net”.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020  and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2021 and June 30, 2020, the debt discount was $0 and $43,074, respectively.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. While this note is technically in default, our lender has agreed, in writing, to forbear any additional interest or penalties relating to this default providing the Company is in compliance with the remaining terms of the note. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note.  As of March 31, 2021 and June 30, 2020, the debt discount was $0 and $75,205, respectively.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero.  As of March 31, 2021 and June 30, 2020, the debt discount was $0 and $94,064, respectively.

On February 26, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 26, 2020, in the amount of $187,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $187,000 Notes was calculated using the Black-Scholes pricing model at $150,268, with the following assumptions: risk-free interest rate of 1.18%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. As of March 31, 2021 and June 30, 2020, the debt discount was $0 and $99,218, respectively.

On April 30, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $128,369, with the following assumptions: risk-free interest rate of 0.16%, expected life of 1 year, volatility of 106%, and expected dividend yield of zero. As of March 31, 2021 and June 30, 2020, the debt discount was $10,551 and $106,916, respectively.

On June 23, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated June 23, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of June 23, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $132,236, with the following assumptions: risk-free interest rate of 0.18%, expected life of 1 year, volatility of 108%, and expected dividend yield of zero. As of March 31, 2021 and June 30, 2020, the debt discount was $30,432 and $129,700, respectively.

On August 12, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated August 12, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of August 12, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $126,029, with the following assumptions: risk-free interest rate of 0.13%, expected life of 1 year, volatility of 101%, and expected dividend yield of zero. As of March 31, 2021, the debt discount was $46,269.

On October 13, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated October 13, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of October 13, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $126,471, with the following assumptions: risk-free interest rate of 0.13%, expected life of 1 year, volatility of 103.1%, and expected dividend yield of zero. As of March 31, 2021, the debt discount was $67,913.

On December 21, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated December 21, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of December 21, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $121,112, with the following assumptions: risk-free interest rate of 0.09%, expected life of 1 year, volatility of 93.97%, and expected dividend yield of zero. As of March 31, 2021, the debt discount was $87,931.

On February 22, 2021, the Company entered into a convertible promissory note and a security purchase agreement dated December 21, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of December 21, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $139,381, with the following assumptions: risk-free interest rate of 0.09%, expected life of 1 year, volatility of 119,49%, and expected dividend yield of zero. As of March 31, 2021, the debt discount was $125,252.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of March 31, 2021:

	Principal ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2019	1,748,000	(630,259)	1,117,741
Convertible notes payable issued during fiscal year ended June 30, 2020	2,148,400	-	2,148,400
Notes converted into shares of common stock	(961,000)	-	(961,000)
Debt discount associated with new convertible notes	-	(1,684,711)	(1,684,711)
Amortization of debt discount	-	1,709,759	1,709,759
Balance at June 30, 2020	2,935,400	(605,211)	2,330,189
Convertible notes payable issued during nine months ended March 31, 2021	822,800	-	822,800
Notes converted into shares of common stock	(1,312,000)	-	(1,312,000)
Debt discount associated with new convertible notes	-	(512,993)	(512,993)
Amortization of debt discount	-	787,216	787,216
True-up adjustment in debt discount and derivative liability	-	(37,360)	(37,360)
Balance at March 31, 2021	2,446,200	(368,348)	2,077,852

Amortization expense for the nine months ended March 31, 2021 and 2020, totaled $787,216 and $1,270,943, respectively and Amortization expense for the three months ended March 31, 2021 and 2020, totaled $210,429 and $439,507 respectively.

As of March 31, 2021 and June 30, 2020, the unamortized portion of debt discount was $368,348  and $605,211, respectively.

Interest expense for the nine months ended March 31, 2021 and 2020, totaled $267,640 and $82,952, respectively and interest expense for the three months ended March 31, 2021 and 2020, totaled $72,110 and $40,616, respectively.

As of March 31, 2021 and June 30, 2020, the accrued interest related to convertible notes was $209,161 and $192,625, respectively.

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

During the nine month period ended March 31, 2021, the Company recorded a change in fair value of derivative $887,301. The Company will measure the fair value of each derivative instrument in future reporting periods and record the change based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of March 31, 2021:

Derivative liability as of June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended March 31, 2021	512,993
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	887,301
Reclassify derivative liability associated with Notes converted into loss on debt conversion account	(1,716,114)
Balance at March 31, 2021	1,312,178

Change in derivative liability for the nine months ended March 31, 20210 and 2020, totaled $887,301 and $(612,093), respectively and change in derivative liability for the three months ended March 31, 2021 and 2020, totaled $1,096,709 and $(256,468), respectively.

As of March 31, 2021 and June 30, 2020, the derivative liability related to convertible notes was $ 1,312,178 and $1,590,638, respectively.

11.	Line of Credit

On March 19, 2020, the Company secured a $200,000 line of credit with Celtic Bank Corporation. This LOC has a “Flex Credit” component of calculating interest, which means the interest rate on any draws taken against the LOC is set at the time of said draw. As of the date of this filing, the Company has made one draw against the credit line for a gross amount of $5,000 (including proceeds and draw fees). As of March 31, 2021 nine payments had been made against this draw of approximately $368 each. Such payments will continue to be automatically deducted from the corporate checking account until the draw and all fees have been paid in full. The Company may or may not choose to use this line of credit for additional financing needs.

	Mar 31, 2021	Dec 31, 2020
Line of Credit	$589	$1,692
Total borrowings	589	1692
Less: current portion	589	1692
Long term debt	$-	$-

Interest expense for the nine months ended March 31, 2021 and 2020, totaled $xx and $xx, respectively and interest expense for the three months ended March 31, 2021 and 2020, totaled $xx and $xx, respectively.

12.	Capital Stock Activity

●	The Company had and 78,685,171 and 61,796,680 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2021 and June 30, 2020 respectively.

●	During the three months ended March 31, 2021 the Company issued 9,543,308 shares in regards to debt and interest being converted into stock valued at $843,818 Also during these three months the Company issued 225,000 shares for services valued at $43,600. Further during these nine months the Company accounted in additional paid in capital the warrants issued for services valued at $xxxx and loss on fair value of shares upon conversion amounting to $xxxx.

During the nine months ended March 31, 2021 the Company issued 16,049,577 shares in regards to debt and interest being converted into stock valued at $1,467,274 also during these nine months the Company issued 836,630 shares for services valued at $131,017. Further during these nine months the Company accounted in additional paid in capital the warrants issued for services valued at $146,954 and loss on fair value of shares upon conversion amounting to $xxxx.

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

During the six months ended December 31, 2020 the Company entered into a warrant agreement with one of the Company’s vendors issuing 500,000 warrants at a strike price of $0.50 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.29%, respectively.

In exchange for the agreement to lock up Mr Folkson’s Shares, Folkson received warrants to acquire 400,000 shares of NGTF stock on February 4, 2021, at a strike price of $.30, and with a term of twelve (12) months from the date of that agreement. The Warrants include a provision for cashless exercise and will expire if not exercised within the twelve month term. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.50%.

The aggregate intrinsic value of the warrants as of December 31, 2020 is $-0-.

	Outstanding at			Outstanding
Exercise Price	June 30, 2020	Issued / (Exercised) in 2020	Expired	December 31 2020
$0.15	500,000	-	-	500,000
$0.20	105,000	-	25,000	80,000
$0.30	100,000	400,000	-	500,000
$0.40	150,000	-	-	150,000
$0.50	-	500,000	-	500,000
$0.75	300,000	-	-	300,000
	1,155,000	1,260,000	25,000	2,039,000

14.	Fair Value of Financial Instruments

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	March, 31, 2021 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,312,178	$1,312,178
Total	$		$-	$1,312,178	$1,312,178

	June 30, 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,590,638	$1,590,638
Total	$		$-	$1,590,638	$1,590,638

Management considers all of its derivative liabilities to be Level 3 liabilities. At March 31, 2021 and June 30, 2020, respectively the Company had outstanding derivative liabilities, including those from related parties of $1,312,178 and $1,590,638, respectively.

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

CEO Sean Folkson has a twelve-month consulting agreement which went into effect on February 4, 2021, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Folkson will also be awarded warrants with a strike price of $.50 should the Company exceed $500,000 in non-traditional retail channel revenue during the Term of the Agreement, and should the company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during his Agreement. As of March 31, 2021, those conditions were not met and therefore nothing was accrued related to this arrangement.

16.	Related Party Transactions

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the six month period ended December 31, 2020 and reflected in the accrued expenses – related party with a balance of $6,974 and $9,974 at March 31, 2021 and June 30, 2020, respectively.

On December 8, 2017, Mr. Folkson purchased Warrants, at a cost of $.15 per Warrant, to acquire up to 80,000 additional shares of NGTF stock at a strike price of $.20, and with a term of three (3) years from the date of said agreement. This purchase resulted in a reduction in the accrued consulting fees due him by $12,000. During the second quarter 2019 Mr. Folkson purchased 400,000 shares of stock at a strike price of $0.30 per share, valued at $120,000 which was charged to his accrual. During the nine months ended March 31, 2021, Folkson had been paid $51,000 against his total accrued balance to date and reflected in the accrued expenses – related party with a balance of $6,974 and $9,974 at March 31, 2021 and June 30, 2020, respectively.

●	In addition, the Company made bonuses available to Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of March 31, 2021, those conditions were not met and therefore nothing was accrued related to this arrangement.

17.	Subsequent Events

●	On April 14, 2021, The Company successfully negotiated and retired a $731,118 payable for $20,000.

●	On April 19, 2021, The Company closed a financing round of $4,500,000. This financing consisted of $3,000,000 raised in cash, and the rollover of $1,500,000 of pre-existing convertible debt into equity. This financing allowed the company to successfully retire all convertible debt from the balance sheet. Over $1,400,000 of cash was infused into the Company after debt payoff and transaction fees. As part of the settlement of the pre-existing debt, 1,200,000 shares of NGTF common stock were issued to Eagle Equities.

●	On May 4, 2021, The Company issued 72,288 shares to vendors and consultants for services provided.

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

Nightfood, Inc. is a better-for-you snack company focused on manufacturing and distributing snacks with sleep-friendly formulations and ingredients. The national roll-out of Nightfood ice cream, the first Nightfood product with significant mainstream retail distribution, began in 2019. The Company has since secured distribution in multiple regional supermarket chains, and divisions of national supermarket chains, including divisions of Kroger (Harris Teeter), and divisions of Albertsons (Jewel-Osco, Shaw’s and Star Market), as well as over 1,000 Walmart stores from coast to coast.

The brand is now in its second or third year in distribution in most of these chains, an accomplishment not easily achieved as a start-up in the ice cream space. During our time on-shelf, we’ve seen several better-known and better-funded brands get delisted from these same retailers. We believe the unique attributes of our product line, combined with the anticipation by certain supermarket category managers that there is a boom coming in the world of “sleep-friendly” nutrition has allowed us to retain these placements without being charged additional slotting (except in situations where the retailer has introduced new flavors, which is normal and customary).

Management views this as a significant accomplishment as we continue to work to grow our customer base, our revenues, and strategically add new distribution partners. We were able to successfully redesign and launch our new packaging design into approximately 1,800 stores in the last two months. While it’s too early to report definitive directional results with the new design, Management has received definitive reports from our global hotel brand partner that Nightfood sales have increased since it began testing the new Nightfood package design in select grab-and-go lobby shops.

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

This belief has been corroborated over the last several months as two of the world’s largest food and beverage companies begin to address the nutrition-sleep connection.

In September 2020, Pepsi announced the launch of Driftwell, a beverage formulated with magnesium to help consumers relax and unwind before bed. And in March, 2021, Unilever, the world’s largest ice cream manufacturer, announced it had partnered with Microba Life Sciences to conduct a year-long research project on how diet can improve sleep.

Elevated interest from global food and beverage giants continues to bring attention and validation to the sleep-diet connection. As the pioneer in the space, Founder Sean Folkson views Nightfood as more than an ice cream company. Rather, he believes the Nightfood brand can continue to occupy a leadership role in the “sleep-friendly nutrition” category that he envisions rapidly developing over the next 1-2 years.

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

Management believes interest in the space from global food and beverage companies such as Nestle, Unilever, and PepsiCo represents early validation for the category concept. While Management continues to iterate on products, distribution, and marketing, the team steadfastly believes that nighttime nutrition is a billion dollar category in the making. Management believes the Nightfood brand can be the pioneer and the leading brand in the night snacking category. Management anticipates that the multi-national food and beverage companies will necessarily be drawn to the category Nightfood is pioneering because of these facts:

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

DEVELOPMENT PLANS

Nightfood ice cream pints are currently available in divisions of some of the largest supermarket chains in the United States, including Walmart, Kroger, Albertsons, and H-E-B. Current distribution totals approximately 1,800 grocers across the United States. Management is working to simultaneously secure additional distribution opportunities, while also nurturing revenue growth and consumer growth in our existing points of distribution.

Since inception, additional distribution relationships were established with regional ice cream distributors and non-traditional retailers, with varying degrees of success. Management will continue to work within the industry to identify opportunities to grow the Nightfood brand. In the future, outlets such as hotels, college campus bookstores, and other non-traditional outlets could develop into relevant elements of our distribution mix as the brand continues to grow awareness and distribution infrastructure.

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

Management believes opportunities will exist to expand into other snack food formats that are popular with nighttime snackers. Possibilities include chips, candy, cookies, popcorn, and more.

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

Through the first three quarters of Fiscal 2021, slotting commitments have resulted in revenue reductions totaling $190,295. As of the time of this filing, over 80% of the way through our Fiscal 2021, Management projects slotting fees for the current Fiscal Year will deliver a total revenue reduction of less than $250,000. By comparison, slotting fees with in Fiscal 2020 resulted in total revenue reductions of $541,500. This significant decrease in slotting expense should not be viewed as an indication of a trend. Rather, it is simply a function of past slotting arrangements having been paid down and paid off, along with minimal new slotting fees incurred during the current fiscal year. Investors should have the expectation that Nightfood, like any growing food or beverage brand, will continue to incur slotting fees as we continue toward our goal of national distribution.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIOD ENDED

March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020 we had Gross Sales of $181,172 and $281,284 and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $96,726 and $119,475 respectively and incurred an operating loss of $391,240 and $867,427 respectively. Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment). In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees, until the total cost of the slotting is covered. These slotting fees do not appear on the income statement as an expense. Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

	Three Months Ended March 31,
	2021	2020
Gross product sales	$181,172	$281,284
Less:
Slotting fees	$(4,435)	$(156,944)
Sales discounts, promotions, and other reductions	(80,011)	(4,865)
Net Revenues	$96,725	$119,475

The decrease in Gross Sales, is largely due to the fact that during the three months ended March 31, 2020, we recognized sales from the onboarding and pipeline fill of two major supermarket accounts (Jewel-Osco and Shaw’s/Star Market). Although Nightfood did not begin appearing on shelves in some of those stores until May due to the pandemic, product was ordered, shipped, and delivered in February and March of 2020 to those accounts.

During the three months ended March 31, 2021, no major new accounts were onboarded. Walmart, our largest account, started carrying Nightfood in April 2021. While the initial purchase orders were received from Walmart in March, delivery was requested for early April. We book revenue not when product is shipped from our facility, but when it is received by the customer. As a result, zero Walmart revenue was recognized or reported for the quarter ending March 31, 2021. That revenue will be recognized in the quarter ending June 30, 2021.

For the three months ended March 31, 2021 and 2020, Cost of Product Sold decreased to $102,922 from $157,265. This is the result of lower gross sales as a result of no new account onboarding during the three months ended March 31, 2021, which brings about lower broker fees, less freight, and other expenses related directly to the generation of sales.

The decrease in operating losses is largely the result of lower spend on slotting fees, advertising and promotion, and other marketing expenses as well as a charge of $166,667 in the three months ended March 31, 2020 for amortization of intangible assets. These decreases are reflected in the decrease of total operating expenses from $986,902 in the three months ended March 31, 2020 to $487,567 in the 3 months ended March 31, 2021.

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, we also experienced a change in derivative liabilities to $1,152,119 from ($256,468). This is largely the result of a significant increase in our stock price during the period, and shows up as an expense on our income statement. For the three months ended March 31, 2021 compared to the three months ended March   31, 2020 total other expense, which includes the calculation for change in derivative liability, increased to $1,548,474 from $224,100. Again, this is not an actual cash expense that needs to be paid, but rather a “paper expense” that is driven largely by the increase in stock price.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED

March 31, 2021 and 2020.

For the nine months ended March 31, 2021 and 2020 we had Gross Sales of $643,359 and $666,438 and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $270,919 and $227,257 respectively and incurred an operating loss of $1,379,102 and $1,960,629 respectively.

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

	Nine Months Ended March 31,
	2021	2020
Gross product sales	$643,359	$666,438
Less:
Slotting fees	$(190,295)	$(428,650)
Sales discounts, promotions, and other reductions	(182,145)	(10,532)
Net Revenues	$270,919	$227,257

While gross sales decreased slightly from last year, that decrease came along with a significant decrease in slotting fees, operating expenses, and operating losses.

The decrease in Gross Sales, is largely due to the fact that during the nine months ended March 31, 2020, we recognized sales from the onboarding and pipeline fill of two major supermarket accounts (Albertson’s divisions Jewel-Osco and Shaw’s/Star Market). Although Nightfood did not begin appearing on shelves in some of those stores until May due to the pandemic, product was ordered, shipped, and delivered in February and March of 2020 to those accounts.

During the nine months ended March 31, 2021, no major new accounts were onboarded. Walmart, our largest account, started carrying Nightfood in April 2021. While the initial purchase orders were received from Walmart in March, delivery was requested for early April. We book revenue not when product is shipped from our facility, but when it is received by the customer. As a result, zero Walmart revenue was recognized or reported for the quarter ending March 31, 2021. That revenue will be recognized in the quarter ending June 30, 2021.

Slotting fees for the nine months ended March 31, 2021 were $190,295 compared to the nine months ended March 31, 2020 when they were $428,650. Total operating expenses for the nine months ended March 31, 2021 were $1,660,420 compared to the nine months ended March 31, 2020 when they were $2,187,886. This decrease is due largely to a one-time impairment charge as an amortization of an intangible asset. Operating losses for the nine months ended March 31, 2021 were $1,389,501 compared to the nine months ended March 31, 2020 when they were $1,960,629.

For the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020, we also experienced a change in derivative liabilities of $887,301 from ($612,093). This is largely the result of a significant increase in our stock price during the period and shows up as an expense on our income statement. For the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 total other expense, which includes the calculation for change in derivative liability, increased to $2,092,741 from $781,420. Again, this is not an actual cash expense that needs to be paid, but rather a “paper expense” that is driven largely by the increase in stock price.

Customers

During the nine months ended March 31, 2021, the Company had one customer account for approximately 31% of the gross sales. One other customer accounted for approximately 27% of gross sales, and one other customer accounted for over 12% of gross sales. During the nine months ended March 31, 2020, one customer accounted for approximately 45% of the gross sales.

During the three months ended March 31, 2021, the Company had one customer account for approximately 44% of the gross sales. During the three months ended March 31, 2020, one customer accounted for approximately 36% of the gross sales while three other customers accounted for over 10% of gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash on hand of $73,181, receivables of $44,033 and inventory value of $344,914.

Subsequent to the end of the quarter, the Company completed a financing round of $4,500,000, consisting of $3,000,000 in cash and the rollover of $1,500,000 of previously existing convertible debt. As of the time of this filing, the Company is debt free.

The Company believes it has sufficient cash on hand to operate for the next several quarters. We do not believe our cash on hand will be adequate to satisfy our long-term working capital needs. We believe that our current capitalization structure, combined with ongoing increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth.

Because the business has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern will again be dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations long-term.

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

Since our inception, we have sustained operating losses. During the nine months ended March 31, 2021, we incurred a net loss of $3,453,142 (comprised of operating loss of $1,379,102 and other expenses of $2,074,040, most of which is comprised of changes in derivative liability and amortization of Beneficial Conversion Features related to convertible note financing and changes in the share price of the common stock) compared to $2,742,049 (comprised of operating loss of $1,960,629 and other expenses of $781,420, most of which is comprised of changes in derivative liability and amortization of Beneficial Conversion Features related to convertible note financing and changes in the share price of the common stock) for the nine months ended March 31, 2020. Much of these losses is largely a function of the way certain financing activities are recorded, and does not represent actual operating losses.

During the nine months ended March 31, 2021, net cash used in operating activities was $841,133 compared to $1,328,708 for the nine months ended March 31, 2020. Much of what shows as “net cash used in operating activities” is related to non-cash items associated with to the ongoing capitalization of the Company during the reporting period.

During the nine months ended March 31, 2021, net cash of $0 was used in investing activities, compared to $333,333 for the nine months ended March 31, 2020.

During the nine months ended March 31, 2021, net cash aggregating $716,692 was provided by financing activities, compared to $1,742,000 for the nine months ended March 31, 2020.

From our inception in January 2010 through March 31, 2021, we have generated an accumulated deficit of approximately $21,113,364, compared to $17,631,122 from inception through June 30, 2020. This is not debt and this is not an amount that needs to be paid out at any point in the future. Many large and successful companies have large accumulated deficits, such as Tesla and Starbucks. In our case, it is a function of losses sustained over time, along with the costs associated with raising operating capital.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended March 31, 2021.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Nightfood Holdings, Inc.

Dated: May 17, 2021	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

