Form 10-Q/A
period 2021-03-31
NightFood Holdings, Inc.
filed 2021-05-19
CIK 1593001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (“Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, which was filed with the SEC on May 18, 2021 (the “Original Filing”), to correct some inadvertent omissions and typographical errors in the Original Filing.

The following sections in the Original Filing are affected by such corrections:

Part I, Item 1 - Financial Statements-Notes to Unaudited Condensed Consolidated Financial Statements-Notes 11 and 12.

In addition, pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the corrections.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing, or modify or update any disclosures that may have been affected by subsequent events.

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

Interest expense for the nine months ended March 31, 2021 and 2020, totaled $1,012 and $675, respectively and interest expense for the three months ended March 31, 2021 and 2020, totaled $337 and $0, respectively.

12.	Capital Stock Activity

●	The Company had and 78,685,171 and 61,796,680 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2021 and June 30, 2020 respectively.

●	During the three months ended March 31, 2021 the Company issued 9,543,308 shares in regards to debt and interest being converted into stock valued at $843,818 Also during these three months the Company issued 225,000 shares for services valued at $43,600. Further during these nine months the Company accounted in additional paid in capital the warrants issued for services valued at $81,243 and loss on fair value of shares upon conversion amounting to $1,507,218.

During the nine months ended March 31, 2021 the Company issued 16,049,577 shares in regards to debt and interest being converted into stock valued at $1,467,274 also during these nine months the Company issued 836,630 shares for services valued at $131,017. Further during these nine months the Company accounted in additional paid in capital the warrants issued for services valued at $146,954 and loss on fair value of shares upon conversion amounting to $1,865,685.

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

Nightfood Holdings, Inc.

Dated: May 19, 2021	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

