Form 10-K
period 2021-06-30
NightFood Holdings, Inc.
filed 2021-10-13
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2021

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

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2020: $4,297,590.

As of October 12, 2021, the issuer had 85,424,678 shares of its common stock issued and outstanding, par value $0.001 per share.

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

Recent Developments

On September 8, 2021, we announced the completion of a retail pilot test in the lobby shops of a leading international hotel chain. The test, initiated by the hotel, was first announced in March 2021. It has been confirmed a success by our hotel partner. As a result, the testing chain has confirmed the decision to launch our Nightfood ice cream into their lobby shop freezers chain-wide with an expected start date in the fourth quarter of 2021 or the first quarter of 2022. We have engaged iDEAL Hospitality Partners Group to secure distribution partnerships with additional global hotel brands, oversee hospitality-related business development initiatives, and provide sales and support during the national hotel rollout.

Industry Overview

Nightfood solves the problem of night snacking.

Research indicates that humans are biologically hard-wired to load up on sweets and fats at night. Loading a surplus of calories into the body before the long nightly fast is believed to be an outdated survival mechanism from our hunter-gatherer days. Unfortunately, willpower also weakens at night. As a result, over 85% of adults report snacking regularly between dinner and bed, resulting in an estimated 700 million nighttime snack occasions weekly, and an annual spend on night snacks of over $50 billion. Because of our hard-wired cravings, the most popular choices are ice cream, cookies, chips, and candy. These are all understood to be generally unhealthy. They can also impair sleep quality.

In recent years, billions of dollars of consumer spend have shifted to better-for-you versions of our favorite snacks. But none of those brands formulated their products for better sleep. Nightfood snacks are not only formulated to be better-for-you, they’re formulated by sleep experts and nutritionists to provide the nutritional foundation to support better sleep.

Almost half of all snacking takes place between dinner and bed. Nutrition is an important part of sleep-hygiene, because what one eats at night impacts sleep. Most consumers now seek functional benefits from their snacks, and most consumers would also prefer better sleep.

As the pioneers of the night snack category, Nightfood accepts the responsibility to build the awareness required to grow the nighttime segment of the snack market. Along with that responsibility comes the opportunity to be the category king. We envision a future where nighttime specific, sleep-friendly snacks comprise a multi-billion dollar segment of the estimated $120 billion American snack market.

Nightfood ice cream was originally manufactured in eight flavors. These are Full Moon Vanilla, Midnight Chocolate, Cold Brew Decaf, After Dinner Mint Chip, Milk & Cookie Dough, Cherry Eclipse, Bed and Breakfast, and Cookies n’ Dreams. Additional flavors have been developed, both dairy, and non-dairy, for future introduction based on retailer and consumer demand.

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

Nightfood has established a Scientific Advisory Board consisting of sleep and nutrition experts to drive product formulation decisions, and provide consumer confidence in the brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Dr. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College.Dr. Broch also has a master’s degree in human nutrition. This combination allowed her to play an important role in the reformulation of our nutrition bars, and the development of Nightfood ice cream. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

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

Management envisions the Nightfood brand ultimately as a “platform brand”, meaning future offerings would not necessarily all remain within the ice cream category. Possibilities exist to expand the product line into additional snack formats that are popular with consumers at night, including things like cookies, chips, and other formats. Additionally, future reintroduction of the Nightfood nutrition bar also remains a possibility.

Compared to regular ice cream, Nightfood is formulated with more tryptophan, more vitamin B6, more calcium, magnesium, and zinc, more protein and more prebiotic fiber. Nightfood also contains less fat, less sugar, and fewer calories than traditional ice cream, and is lactose free.

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

Nightfood, Inc.

Nightfood ice cream was originally manufactured in eight flavors. These are Full Moon Vanilla, Midnight Chocolate, Cold Brew Decaf, After Dinner Mint Chip, Milk & Cookie Dough, Cherry Eclipse, Bed and Breakfast, and Cookies n’ Dreams. Additional flavors have been developed, both dairy, and non-dairy, for future introduction based on retailer and consumer demand.

In February of 2020, Nightfood secured the endorsement of the American Pregnancy Association. With ice cream being the most widely reported pregnancy craving, and with pickles being another food notorious for pregnancy cravings, the Company manufactured and launched a ninth flavor, Pickles For Two.

Compared to regular ice cream, Nightfood is formulated with more tryptophan, more vitamin B6, more calcium, magnesium, and zinc, more protein and more prebiotic fiber. Nightfood also contains less fat, less sugar, and fewer calories, and is lactose free.

Management believes consumer demand exists for better nighttime snacking options, and that a new consumer category consisting of nighttime specific snacks is currently emerging.

Management envisions the Nightfood brand ultimately as a “platform brand”, which means that, in addition to ice cream, Nightfood could launch products in other snack formats with shared branding. Management believes the hotel vertical can facilitate platforming into additional formats much earlier in the company lifecycle than would be possible or advisable in the supermarket vertical. Development has begun on Nightfood products in additional snack formats that are popular with consumers at night. The timeline for introduction of our next snack format is expected to be the first quarter of calendar year 2022.

Additionally, future reintroduction of the Nightfood nutrition bar also remains a possibility.

MJ Munchies, Inc.

MJ Munchies, Inc. is a Nevada corporation formed in January of 2018 to exploit legally compliant opportunities in the CBD and marijuana edibles and related spaces. The Company initially intended to market some of these new products under the brand name “Half-Baked” and believed that significant opportunities would exist to launch successful and legally compliant products in this space. However, to date, its operations have had a nominal impact on our financial statements and no assurance can be given that we will begin actual production of products using the Half-Baked trademark, or using the mark in a licensing or joint venture arrangement. Even if we were to begin actual production of products and/or find a suitable licensing or joint venture partner, we cannot assure market acceptance of such products, perhaps including THC infused edibles.

Production

To date, we have utilized contract manufacturers for producing our products and packaging, and third-party logistics for warehousing and order fulfillment. Management is in the process of adding additional manufacturing capacity to meet anticipated ice cream demand and to provide redundancy that would also allow manufacturing to continue should our primary copacker not be able to manufacture product for us for any reason.

Marketing and Distribution

Nightfood ice cream is currently available in approximately 1,700 supermarket locations. These include chains such as Walmart, Shaw’s and Star Markets (a division of Albertsons), Jewel-Osco (also a division of Albertsons), Lowes Foods, Rouses Markets, and Central Market (a division of H-E-B). Nightfood ice cream was recently rotated out of Harris Teeter supermarket locations, a chain that carried Nightfood for approximately two years. The product line has garnered extensive media interest, including coverage from outlets such as Oprah Magazine, USA Today, The Wall Street Journal, The Washington Post, The Food Network, The Today Show, Rachael Ray, and more.

In February 2021, a leading global hotel brand initiated a test of Nightfood in the lobby shops of one of their chains. Nightfood management was told the purpose of the test was to determine if Nightfood ice cream should be introduced nationally into multiple chains owned by the brand.

On September 8, 2021, the Company issued a news release that this test had been confirmed a success by hotel management. That hotel chain has communicated to the Company that a rollout timeline is currently being established, with Nightfood’s inclusion as a brand standard, and it expects to introduce Nightfood ice cream into their hotel freezers is the fourth quarter of calendar year 2021 or the first quarter of calendar year 2022.

Management characterizes the sales results from the test as very promising and believes the expected launch into our first major hotel chain and brand will lead to additional hotel distribution across the country due to the unique Nightfood value proposition, which it believes is particularly relevant in the hotel environment. Management projects the hotel vertical will deliver significant distribution and sales growth through the first half of calendar year 2022 and beyond.

In addition to hotels potentially generating significant incremental sales with higher gross and net margins than the supermarket vertical, Management believes hotel distribution could support acceleration in the growth of both the Nightfood brand, and the night snack category which the Company is pioneering.

Competition

The nutritional/snack food business is highly competitive and includes such participants as companies like Mondelez, Nestle S.A., Hershey’s, Hormel, Kraft/Heinz, Kellogg’s, Ferrero, Campbell Soup Company, Utz, General Mills, Mars, The Simply Good Foods Company, Wells Enterprises, Froneri, Unilever, Hostess, PepsiCo, and more. Many of these competitors have well established names and products.

In 2019, Nestle announced interest in the nighttime snacking space with the introduction of a candy-type product called GoodNight. In 2020, Pepsi announced the launch of a “relaxation” drink called Driftwell. And in 2021, Unilever announced they had initiated a year-long research study to identify how nutrition could be used to improve sleep, through impact on the gut microbiome. And in September 2021, the Chief Medical Officer of Pepsi stated that Pepsi researchers were examining how foods and beverages affect neurochemical pathways, and that the company was interested in how this research could be used to impact sleep.

Nightfood competes based upon the unique characteristics and positioning of our products and we expect to derive leverage from being the pioneer and creator of the emerging night snack category. However, other companies, including those with greater name recognition than us and greater resources may seek to introduce products that directly compete with our products. Management believes that if a competitor sought to develop a competing product, it could do so and begin to establish retail distribution in 12-24 months.

Based on the current acquisition climate in the consumer goods space, Management believes that successful growth of the Nightfood snack line would likely bring acquisition offers from potential competitors as quickly as it might actually bring competition on the shelf from those same potential competitors.

Management views distribution in the hotel vertical as providing a unique and powerful competitive advantage within the night snack category. In that vertical, the Nightfood brand could be more insulated from potential competition than in the supermarket environment. In addition, deep and wide hotel penetration could serve to entrench Nightfood as the leading snack brand within the night snack category, with a de-facto endorsement by the hotel industry as other competitors are left to compete in other segments of the marketplace.

The very nature of the hotel lobby shops, with small footprint and limited selection, projects to allow Nightfood a protected position in that space during the formative years of the category. Furthermore, management believes widespread hotel rollout of Nightfood snacks will serve to validate the concept of sleep-friendly nutrition and night snacks in the minds of consumers, potentially accelerating its adoption in all relevant retail verticals.

Intellectual Property Rights

We own the registered trademark “Nightfood®” for the nutrition bar/snack/meal replacement category, and the ice cream category. In September, 2021, the Company also submitted for federal trademark protection for the Nightfood mark in the categories of cookies, chips, and candy. We believe these marks will prove important and valuable to our business as we continue to pioneer the development of a new category of snacks that support relaxation with a sleep-friendly nutritional profile, specific to consumption at night, between dinner and bedtime.

Additionally, we own the domain Nightfood.com as well as many other relevant domains such as late-night-snack.com, nighttimesnack.com, and nighttimesnacking.com, as well as Nightfood.us, Nightfood.net, TryNightfood.com, GetNightfood.com, NiteFood.com, TryNightfood.com, BuyNightfood.com, NightSnacking.com, and Night-Food.com. We also own the toll-free number 888-888-NIGHT.

Nightfood’s formulae and recipes are proprietary, and we have non-disclosure agreements with our suppliers.

MJ Munchies owns a registered trademark for “Half-Baked” in the State of California relating to marijuana edibles, and has two pending federal trademark applications for “Half-Baked” relating to packaged snacks and beverages. We can give no assurance that the federal trademark applications will be approved, or that if approved, it will not face legal challenges. We also acquired the HalfBaked.com domain, and several other related domain names and intellectual property assets.

Personnel

Nightfood has no employees. Our CEO, Sean Folkson, and other key team members have consulting agreements with the Company. Through vendor and consultant relationships, Nightfood over one dozen team members contributing to our operations on a regular basis. Should we be successful in executing our business plan, we anticipate potentially hiring employees at some point to assist with various company functions. However, we also expect to continue to strategically outsource significantly to accomplish work that might otherwise be done by employees in a more traditional company.

Customers

Our customers consist primarily of supermarkets and entities that distribute ice cream products to supermarkets and other retail outlets. In FY 2021, we had one customer that accounted for over 30% of our Gross Sales. Two other customers each accounted for 15% and 23%. In FY 2020, we had one customer that accounted for approximately 41% of our Gross Sales and eight other customers each accounted for between 3.7% and 9.7% of our Gross Sales.

Vendors

During the year ended June 30, 2021, one vendor accounted for more than 10% of our operating expenses. During the year ended June 30, 2020, one vendor accounted for more than 10% of our operating expenses.

DEVELOPMENT PLANS

Nightfood has nine ice cream flavors currently in ongoing production, and additional ice cream products have been developed or in late stages of development, these include additional flavors of Nightfood dairy-based ice cream as well as several flavors of non-dairy oat-based ice cream. In addition, Management believes the market exists for nighttime, sleep-friendly snacks in other formats in addition to ice cream pints, some of which are currently in development as of the date of this filing.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Condition

We have had limited operations and require substantial additional funds to execute our business plan. We have had limited operations and have not yet established significant traction in the marketplace. We generated net revenues of $701,246 and $241,673 for the year ended June 30, 2021 and the year ended June 30, 2020, respectively. Our future viability is dependent on our ability to substantially increase our sales revenues. Furthermore, unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment. Over the next 6-12 months, we believe we will require approximately $500,000 - $1,500,000 in debt or equity financing to affect further planned expansion of our operations, introduction into new verticals, and development of new products. We can give no assurance that we will be able to raise the required funds.

Our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2021, and June 30, 2020 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We cannot predict when we will achieve profitability. We have not been profitable and cannot predict when we will achieve profitability, if ever. We have experienced net losses since our inception. Our inability to become profitable may force us to curtail or temporarily discontinue our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of June 30, 2021, we had an accumulated deficit of $25,196,871.

Risks Related to Our Business

We remain uncertain of our proposed products’ market acceptance. Although management believes that snacks designed for evening consumption is a viable niche market with a potential for attractive returns for investors, this belief is largely based on preliminary sales and marketing data, industry awards, industry research, observation of industry trends, feedback from industry experts, and consumer feedback. If management is wrong in its belief and there is an insufficient market for our products, it is likely we will fail and investors will lose their investment.

Reduction in future demand for our products would adversely affect our business. Demand for our ice cream and other future products depends in part on our ability to anticipate and effectively anticipate and respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they browse for, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including: changes in consumer demographics, consumption patterns and channel preferences; pricing; product quality; concerns or perceptions regarding packaging and its environmental impact; and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products. Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our existing products or other products we may develop in the future. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media, and the perception of our use, and the use of social media. Any inability on our part to anticipate or react to changes in consumer preferences and trends can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations are subject to disruption by natural disasters or other events beyond our control that could negatively impact product availability and decrease demand for our products.

Damage to our reputation or brand image can adversely affect our business. We expect that creating and maintaining a positive reputation is critical to selling our products. Our reputation or brand image could be adversely impacted by a variety of factors, including: any failure by us or our contract manufacturer and other business partners to maintain high ethical, social, business and environmental practices; any failure to address health concerns about our products or particular ingredients in our products; our research and development efforts; any product quality or safety issues, including the recall of any of our products; any failure to comply with laws and regulations; consumer perception of our advertising campaigns, sponsorship arrangements, marketing programs and use of social media; or any failure to effectively respond to negative or inaccurate comments about us on social media or otherwise regarding any of the foregoing. Damage to our reputation or brand image could decrease demand for our products, thereby adversely affecting our business.

Issues or concerns with respect to product quality and safety can adversely affect our business. Product quality or safety issues, whether as a result of failure to comply with food safety laws or otherwise, could in the future reduce consumer confidence and demand for our products, cause production and delivery disruptions, require product recalls and result in increased costs (including payment of fines and/or judgments) and damage our reputation, all of which can adversely affect our business. Failure to maintain adequate oversight over product quality or safety can result in product recalls, litigation, government investigations or inquiries or civil or criminal proceedings, all of which may result in fines, penalties, damages or criminal liability. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity generally, even if such loss of confidence is unrelated to our products.

Disruption of our supply chain may adversely affect our business. Some of the raw materials and supplies used in the production of our products may from time to time be sourced from countries experiencing civil unrest, political instability or unfavorable economic conditions. Additionally, some raw materials and supplies, including packaging materials, are available only from a limited number of suppliers or from a sole supplier or are in short supply. There can be no assurance that we will be able to maintain favorable arrangements and relationships with suppliers. We do not have any contingency plans to prevent disruptions that may arise from shortages or discontinuation of any raw materials and other supplies that we use in the manufacture, production and distribution of our products. The raw materials and other supplies that our contractors use for the manufacturing, production and distribution of our products are subject to price volatility and fluctuations in availability caused by many factors. If price changes result in unexpected or significant increases in the costs of any raw materials or other supplies, we may be unwilling or unable to increase our product prices or unable to effectively hedge against price increases to offset these increased costs without suffering reduced volume, revenue, margins and operating results.

Our reliance on third-party service providers can have an adverse effect on our business. We rely on third-party service providers for most areas of our business, including manufacturing, transportation, cold storage, and finance and accounting functions. Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in additional costs to correct errors made by such service providers. Depending on the function involved, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, damage to our reputation, all of which can adversely affect our business. For example, should the refrigeration system fail at our third-party cold storage facility, we could suffer the loss of some, or all, of our inventory. Should our contract manufacturer go out of business or suffer major equipment failure, we may lose the ability to produce sufficient quantities of our products for a period of time before establishing production with a new copacker. Any number of similar failures on behalf of our service providers could prove damaging to our ongoing operations and our ability to fulfill demand.

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

Although we currently do not have any employees, we expect that as and if we continue to grow, we will commence hiring full and part-time employees, all of whom will need to be highly skilled and diverse. We expect that any such employees would also be highly sought after by our competitors and other companies and our ability to compete would effectively depend on our ability to attract, retain, develop and motivate highly skilled personnel for all areas of our organization. Any unplanned turnover or unsuccessful implementation of our succession plans to backfill current leadership positions, including our president and Chief Executive Officer, or failure to attract, develop and maintain a highly skilled and diverse workforce, including with key capabilities such as e-commerce and digital marketing and data analytic skills, would likely deplete our institutional knowledge base, erode any competitive advantage we may have or result in increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any of the foregoing can adversely affect our business.

We face substantial competition. Competition in all aspects of the functional food industry is intense. We compete against both large conglomerates with substantial resources and smaller companies, including new companies that might be formed with resources similar to our own. Accordingly, it is both concentrated and dispersed and we face challenges from numerous competitors as we seek to establish our brand and gain customer loyalty. The success of these efforts is, by its nature, uncertain.

Additionally, competitors may seek to duplicate the perceived benefits of our products in ways that do not infringe on any proprietary rights that we can protect. As a result we could find that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control. We cannot promise that we can accomplish our marketing goals and as a result may experience negative impact upon our operating results.

The full impact of COVID-19 on our business remains unknown. Reports indicate that consumer behavior has shifted as a result of COVID and the resulting impact on the economy. Some of these reported changes include fewer supermarket visits, consumer reliance on legacy brands in lieu of trying new branded offerings, and increases in at-home snacking. Additionally, customary marketing tactics such as in-store displays and product sampling have been either impaired or impermissible, which could have a material adverse effect on the introduction of our products in new retail establishments. To date, we have experienced only minor issues regarding supply chain and logistics. Our order processing function has been largely normal to date, and our manufacturers have assured us that their operations are continuing with no or minor interruptions. However, any future changes as a result of COVID-19 could have a material adverse effect on our results of operations and financial condition, including that an uptick in cases and resulting shutdowns in travel could materially adversely affect our projected sales in our new hotel vertical...

Additionally, it is possible that the fallout from the pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering us unable to meet certain debts and expenses.

Our success depends to a large extent upon the continued service of key managerial personnel and our ability to attract and retain qualified personnel. We are highly dependent on the ability and experience of Sean Folkson, our CEO. We have a consulting agreement with Mr. Folkson; however, the loss of Mr. Folkson would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

Risks Relating to our Securities and Structure

The ability of our sole executive officer and director to control our business will limit minority shareholders’ ability to influence corporate affairs. As of the date of this filing, Mr. Folkson beneficially owned 16,776,644 shares of our common stock. In addition to his beneficial ownership of the common stock, Mr. Folkson beneficially owns 1,000 shares of our Series A Preferred Stock, which votes with the common stock and has an aggregate of 100,000,000 votes. Accordingly, Mr. Folkson controls the majority of the voting power in the Company. Because of his stock ownership, Mr. Folkson is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. Mr. Folkson’s interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Other shareholders have no way of overriding decisions made by Mr. Folkson as an officer or a director through their ownership of our common stock. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

Failure to establish and maintain an effective system of internal controls could harm our business and could negatively impact the price of our stock. We must review and update our internal controls, disclosure controls and procedures, and corporate governance policies as our company continues to evolve. In addition, we are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act and management is required to report annually on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of SOX until the date we are no longer a “smaller reporting company” as defined by applicable SEC rules.

Any ineffective internal control regarding our financial reporting could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively affect the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The effect of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors and as executive officers.

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2021 concluded that our controls were not effective. Management believes there is a reasonable possibility that these control deficiencies, if uncorrected, could result in material misstatements in the annual or interim financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute material weaknesses. Although the Company is taking steps to remediate the material weaknesses, it currently has limited resources to do so and there can be no assurance that similar incidents can be prevented in the future.

We will need to evaluate our existing internal controls over financial reporting against the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our ongoing evaluation of the internal controls, we may identify other areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Remediating any deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify may require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we implement to remedy any such deficiencies will effectively mitigate or remedy such deficiencies. The existence of one or more material weaknesses could affect the accuracy and timing of our financial reporting. Investors could lose confidence in our financial reports, and the value of our common stock may be harmed, if our internal controls over financial reporting are found not to be effective by management or by an independent registered public accounting firm or if we make disclosure of existing or potential material weaknesses in those controls.

Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our future reporting obligations.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

Our trading market may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. Although trading activity in our stock has increased recently, generally there has been a limited public market for our common stock, and there can be no assurance that an active and regular public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because our securities have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Recent issuances of convertible preferred stock may have a negative impact on the trading prices of our common stock. In the fiscal year ended June 30, 2021, we sold 4,665 shares of our Series B Convertible Preferred Stock. Each of these shares of preferred stock is convertible into 5,000 shares of common stock (an effective per share price of $0.20) and on conversion the holder will also receive 5,000 warrants, exercisable at $0.30, to purchase a share of our common stock. Subsequent to the end of our fiscal year on June 30, 2021, an additional 335 shares of Series B Convertible Preferred Stock were sold at the same terms, bringing the total sold to 5,000 shares. The resale of these shares and shares issued on any exercise of the warrants can have a negative effect on the market for our common stock and may cause dilution to our common stockholders.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock. The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

General Risks

The price of our common stock might fluctuate significantly, and you could lose all or part of your investment. Volatility in the market price of our common stock may prevent you from being able to sell your shares of our common stock at or above the price you paid for your shares. The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	our progress toward developing new or proposed products;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts, if any;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●	adverse publicity about our products or industry in general;

●	overall performance of the equity markets;

●	introduction of products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sale of shares of our common stock by us or members of our management; and

●	general economic conditions.

These and other factors might cause the market price of our common stock to fluctuate substantially, which may negatively affect the liquidity of our common stock. In addition, from time to time, the stock market experiences price and volume fluctuations, some of which may be significant. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results and financial condition.

The issuance of shares upon exercise of outstanding warrants and options could cause immediate and substantial dilution to existing stockholders. The issuance of shares upon exercise of warrants and options could result in substantial dilution to the interests of other stockholders.

Future sales of our common stock by our stockholders could negatively affect our stock price after this offering. Sales of a substantial number of shares of our common stock in the public market by our shareholders after this offering, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. All of the shares of common stock sold in this offering will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, and thus the price of our common stock may decline.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS ANNUAL REPORT, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

We do not own or lease any real estate. Our consultants, including Sean Folkson, our president, CEO and chairman, work out of their respective residence or other places of business, as the case may be, in the U.S. and around the world. We are also a member of a network of workspaces that our management uses on an as-needed basis. We believe that these facilities are adequate for our current and short-term needs but would consider long-term leased office space as and when we commence hiring full-time employees. We currently store our inventory in licensed and insured third party warehouses and fulfillment centers. We believe that our warehousing and fulfillment solutions are adequate for our current needs and that alternative similar or additional space could be found at similar cost should the need arise.

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

The last reported price was $.23 on October 12, 2021.

Period Ending June 30, 2021	High	Low
September 30, 2020	$.22	$.13
December 31, 2020	.16	.08
March 31, 2021	.42	.08
June 30, 2021	.52	.24

Period Ending June 30, 2020:
September 30, 2019	$.59	$.28
December 31, 2019	.36	.20
March 31, 2020	.44	.16
June 30, 2020	.28	.17

HOLDERS

The approximate number of holders of our common stock at October 12, 2021 was  209. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.  We believe that a substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.”

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ending June 30, 2021, the Company issued (a) 17,249,577 shares of common stock in regards to the conversion of debt and interest valued at $1,617,274, (b) 1,661,210 shares of common stock for services rendered valued at $372,253 (c) 3,150 shares of its Series B Preferred Stock to accredited investors in a private placement and 1,500 shares of its Series B Preferred Stock for extinguishment of notes at a price of $1,000 per share, and (d) 15 shares of its Series B Preferred Stock to a vendor for services rendered at a value of $1,000 per share. These shares were issued in private transactions pursuant to Section 4(a)(2) of the Securities Act and/or in offerings under Regulation D, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2021 and 2020, we had no compensation plans under which our equity securities were authorized for issuance.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this report.

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Although forward- looking statements, and any assumptions upon which they are based, are made in good faith, and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward- looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report on Form 10-K.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward- looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

OVERVIEW

Nightfood solves the night snack problem. It is estimated that more than $50 billion is spent annually in the United States on snacks consumed between dinner and bedtime. Nightfood’s snacks are formulated with guidance from our team of sleep and nutrition experts to provide the nutritional foundation for better sleep.

Our snack products are manufactured under contract. We then wholesale those snacks to retailers and distributors. Primary points of retail distribution include supermarkets and hotel lobby shops.

DEVELOPMENT PLANS

With Nightfood ice cream currently available in divisions of some of the largest supermarket chains in the United States, Management is working to simultaneously secure additional distribution opportunities, while also nurturing revenue growth and consumer growth in our existing points of distribution.

Nightfood recently completed a successful pilot test with a leading global hotel brand. Subsequent to the completion of the test, Nightfood Management was informed that a timeline is now being established to introduce Nightfood into all the properties of one of the brands’ banners, as well as anticipated introduction into additional brand banners, representing several thousand hotel properties across the United States. The chain has requested Nightfood not make any public announcements identifying them until closer to launch.

Management believes this successful test and validation from the first major chain is the first step in a national hotel rollout across many brands and banners. The potential market of hotels selling ice cream and other snacks in their lobby shops is believed to exceed 20,000 properties, with four global brands accounting for approximately 17,000 of those properties. Now that Nightfood has established a relationship with one of those four global players, the Company has engaged iDEAL Hospitality Partners to help oversee and accelerate a national rollout of Nightfood ice cream and other snacks into additional major hotel brands across the United States.

Management believes widespread hotel distribution could result in significant increases in gross sales and net revenue, and accelerate the timeline for profitability. Doing business in the hotel vertical effectively eliminates three of the major line items that reduce and delay profitability for new food and beverage products in the supermarket vertical. These are slotting fees, advertising, and pricing promotions.

In addition to the revenue and contribution margin from the sales of the product in the hotel environment, Management believes hotel distribution would result in important secondary benefits. Consumers encountering and purchasing Nightfood in thousands of hotel outlets could be more likely to seek out the product in local supermarkets than consumers that have not had prior exposure to the brand. In addition, it is believed that securing widespread hotel distribution would serve as a validation of the importance of sleep-friendly nutrition and the entire night snack category. As the brand pioneering and leading the night snack category, anything that advances the overall adoption of the category by consumers is, by extension, beneficial to the Nightfood brand.

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

We have experienced no issues with supply chain or logistics. Order processing function has been normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing. Any cost increases incurred since prior to the COVID-19 outbreak have been generally in line with price increases experienced prior, with the exception of freight which is experiencing cost increases at an elevated rate.

It is possible that the impact of the pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering us unable to meet certain debts and expenses.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2021 Compared to Fiscal Year ended June 30, 2020

Revenue

During the year ended June 30, 2021, we had Net Revenues of $701,246 on Gross Sales of $1,117,847 compared to the year ended June 30, 2020 when we had Net Revenues of $241,673 on Gross Sales of $878,849. Gross Sales increased by 27.2% and Net Revenue increased by 190% year over year. Net Revenues are reported as Gross Sales less Slotting Fees (a typically one-time fee charged by many supermarkets and distributors in order to carry a new product) and other contra-revenue accounts such as those related to manufacturers coupons, in-store specials (such as 2 pints for $8), consumer rebate programs, and more.

Slotting fees are fees customarily charged to brands by supermarkets and distributors to add a new product line into their product assortment. For the year ended June 30, 2021, $223,691 of Gross Sales were cancelled out due to slotting arrangements with retailers and distributors compared to $541,500 for the year ended June 30, 2020.

In situations where the Company agrees to pay slotting and promotional fees to accounts (such as to supermarkets and distributors), the Gross Sales to those customers are reduced on the income statement by these amounts (along with other items, such as early payment discounts), dollar for dollar, to arrive at a Net Revenue number. So, when these customers order product to put on their shelves and sell to consumers, that revenue does not get booked even though the product is moving through the supply chain.

These dollar for dollar reductions continue, on a customer-by-customer basis, for any and all sales to each slotting account until the Gross Sales to these accounts exceed the total of these commitments, at which time the remaining Gross Sales amounts are reported as Net Revenue.

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

The following tables summarize Gross Sales and Net Revenue for the years ended June 30, 2021 and 2021. Net Revenues are net of slotting fees (a one-time fee charged by supermarkets in order to have the product placed on their shelves) and other items mentioned above.

	Year Ended June 30,
	2021	2020
Gross sales	$1,117,847	$878,849
Less:
Slotting fees	$(223,691)	$(541,500)
Sales discounts and other reductions	(192,910)	(95,676)
Net Revenues	$701,246	$241,673

Operating Expenses

Our operating expenses for the year ended June 30, 2021 were $3,210,875  compared to $2,965,548 for the year ended June 30, 2020. Cost of product sold was $721,777, for the year ended June 30, 2021 compared to $472,131 for the year ended June 30, 2020. This increase in cost of product sold is due to a significant increase in pints sold combined with an increase in freight costs as a proportion of gross sales due to regular shipments going to over one dozen Walmart distribution centers.

Our income statement shows an increase in “Advertising and Promotional” expenses to $588,172 for the year ending June 30, 2021 from $403,639 for the year ending June 30, 2020. The Company booked approximately $194,800 in marketing and distribution partnerships it determined would benefit operations for 2020 and beyond. Due to circumstances, including the global coronavirus pandemic, the Company determined that certain assets and distribution partnerships the Company invested in would not be as beneficial to the Company as envisioned when entered. As a result, the Company reported amortization of intangible assets of $500,000 and a one-time impairment expense of $500,000 in March of 2020. In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with a creditor to whom it owed $731,118. This Debt Incentive Agreement provided for the elimination of the entire debt should the Company make payments prior to December 1, 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt was conditional, the full $731,118 was included in the liabilities section of our balance sheet as of June 30, 2020. Due to the circumstances surrounding the original payable, and the business environment at the time, in April of 2021, the creditor agreed to settle for $20,000 resulting in a gain of $715,075.

Selling, general and administrative expenses increased to $479,881 for the year ending June 30, 2021 compared to $406,072 for the year ending June 30, 2020. This includes items such as web hosting, web marketing services, freight, warehousing, shipping, product liability insurance, travel, research & development of new products. Professional fees increased from $683,706 for the year ending June 30, 2020 to $1,421,045 for the year ending June 30, 2021. This includes legal fees, marketing consulting, accounting and auditor fees, and other paid consultants. The increase is due to retainer warrants issued in conjunction with our Series B Preferred capital raise and debt elimination.

For the year ended June 30, 2021, total interest expense was $281,505 compared to the year ended June 30, 2020 when we reported total interest expense of $441,422. For the year ended June 30, 2021, we recorded a loss on debt extinguishment upon note conversion of $1,442,325 compared to the year ended June 30, 2020 when we recorded a loss on debt extinguishment upon note conversion of $395,781.

For the year ended June 30, 2021, we recorded a change in fair value of derivative liability of ($853,329) compared to the year ended June 30, 2020 when recorded a change in fair value of derivative liability of ($858,774). For the year ended June 30, 2021, we recorded an amortization of beneficial conversion feature of $814,769 compared to the year ended June 30, 2020 when recorded an amortization of beneficial conversion feature of $1,709,759. A significant portion of these amounts recorded in both years stems from the accounting treatment applied to financing activities.

Net Loss

For the year ended June 30, 2021, we had a net loss of $3,479,824 compared to the year ended June 30, 2020 when we had a net loss of $4,412,063. A significant portion of the losses recorded in both years stems from the accounting treatment applied to financing activities. Operating losses for the year ended June 30, 2021 were $2,509,629 and $2,723,875 for the year ended June 30, 2020.

Deemed Dividend

The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2021, upon issuance of a total of 4,665 shares of Series B Preferred stock the Company recorded a deemed dividend as a result of the beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the Series B Preferred Stock, pursuant to which each share of Series B Preferred Stock is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,085,925. The beneficial conversion feature (BCF) was treated as a deemed dividend, and fully amortized on transaction date due to the fact that the issuance of the Series B preferred stock was classified as equity. In connection with certain clauses under sale of Series B Stock, the Company recognized a discount created by separating a BCF from this.

Customers

Our customers consist primarily of supermarkets and distributors of ice cream and snack products to supermarkets and other retail outlets. In FY 2021, we had one customer that accounted for over 30% of our Gross Sales. Three other customers each accounted for between 7.8% and 23%. In FY 2020, we had one customer that accounted for over 40% of our Gross Sales. Eight other customers each accounted for between 3.7% and 9.7% of our Gross Sales.

Vendors

During the year ended June 30, 2021 one vendor accounted for more than 10% of our operating expenses. During the year ended June 30, 2020, one vendor accounted for more than 10% of our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had cash on hand of $1,041,899, accounts receivable of $109,589, and inventory value of $387,736. As of June 30, 2020, we had cash on hand of $197,622, accounts receivable of $61,013, and inventory value of $275,605. The increase in cash is the result of our financing/refinancing involving sales of our Class B Preferred shares during the quarter ended June 30, 2021. The increase in accounts receivable is due to an increase in overall sales activity relating to the expanded sales and distribution of Nightfood ice cream. The increase in inventory is due to production scheduling and inventory management to satisfy increased demand and anticipated demand.

In the years ending June 30, 2021, and June 30, 2020, no shares of common stock were issued to any investor for cash. No underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted.

As of June 30, 2021, we had accounts payable of $459,703 compared to $1,286,149 on June 30, 2020. This decrease is due primarily to paying down certain payables and the renegotiation and settlement of a Debt Incentive Agreement. In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with a creditor to whom it owed $731,118. This Debt Incentive Agreement provided for the elimination of the entire debt should the Company make payments prior to December 1, 2020 totaling $166,224 in cash, and approximately 4,000 pints of ice cream. Because this reduction in debt was conditional, the full $731,118 was included in the liabilities section of our balance sheet as of June 30, 2020. Due to the circumstances surrounding the original payable, and the business environment at the time, in April of 2021, the creditor agreed to settle for $20,000.

Since our inception, we have sustained operating losses. During the year ended June 30, 2021, we incurred a net loss of $3,479,824 and had a total stockholders’ equity of $1,110,001.

The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout Fiscal 2022 or adequate to satisfy our ongoing working capital needs as we continue to expand distribution. The Company is continuing to raise capital through the sale of its securities, including common stock, preferred stock, and debt (including convertible debt) to finance the Company’s operations, of which it can give no assurance of success. In addition, we will receive the proceeds from our outstanding warrants as, if and when such warrants are exercised for cash. If we are unable to raise cash through the sale of our securities, we may be required to severely restrict our operations. However, we believe that our current capitalization structure, combined with the continued expansion of operations, will enable us to achieve successful financings to continue our growth.

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

From our inception in January 2010 through June 30, 2021, we have generated an accumulated deficit of approximately $25,196,871. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable.

Assuming we raise additional funds and continue operations, it is expected we may incur additional operating losses during the course of fiscal 2022 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

We anticipate deriving additional revenue from product sales and new distribution arrangements in fiscal 2022, but we cannot at this time quantify the amount.

CASH FLOWS

During the year ended June 30, 2021, net cash used in operating activities totaled $1,439,828 compared to $1,531,084 for the year ended June 30, 2020

During the year ended June 30, 2021, there was net cash provided by investing activities of $0. During the year ended June 30, 2020 there was an outflow of $333,333 as part of investing activities.

During the year ended June 30, 2021, net cash aggregating $2,284,105 was provided by financing activities, which represents net proceeds of $720,000 from the issuance of common stock for convertible debt, $2,868,000 from the sale of newly designated Series B Preferred Shares, ($1,300,000) related to the repayment of convertible debt, and ($3,895) from repayment of short-term debt. During the year ended June 30, 2020, net cash aggregating $2,031,897 was provided by financing activities, which represents $2,028,000 from the issuance of convertible debt and $3,897 in new short-term debt related to a new line of credit the Company secured in March during the initial phases of the COVID lockdowns.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Nightfood Holdings, Inc.

Consolidated Financial Statements

For the years ended June 30, 2021 and 2020

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Nightfood Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nightfood Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY

October 13, 2021

Nightfood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2021	2020

ASSETS

Current assets:
Cash	$1,041,899	$197,622
Accounts receivable (net of allowance of $0 and $0, respectively)	109,589	61,013
Inventories (net of allowance of $24,403 and $0, respectively)	387,736	275,605
Other current assets	33,480	398,085
Total current assets	1,572,704	932,325

Total assets	$1,572,704	$932,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$459,703	$1,286,149
Accrued expense-related party	3,000	9,974
Accrued interest	-	192,625
Convertible notes payable-net of debt discounts and unamortized beneficial conversion feature	-	2,330,189
Fair value of derivative liabilities	-	1,590,638
Short-term borrowings- line of credit	-	3,897
Total current liabilities	462,703	5,413,472

Total liabilities	462,703	5,413,472

Commitments and contingencies	-

Stockholders’ equity (deficit):
Series A Stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of June 30, 2021 and 2020, respectively)	1	1
Series B Stock, ($0.001 par value, 5,000 shares authorized, and 4,665 and 0 issued and outstanding as of June 30, 2021 and 2020, respectively)	5	0

Common stock, ($0.001 par value, 200,000,000 shares authorized, and 80,707,467 issued and outstanding as of June 30, 2021 and 61,796,680 issued and outstanding as of June 30, 2020, respectively)	80,707	61,797
Additional paid in capital	26,226,159	13,088,177
Accumulated deficit	(25,196,871)	(17,631,122)
Total stockholders’ equity (deficit)	1,110,001	(4,481,147)
Total liabilities and stockholders’ equity (deficit)	$1,572,704	$932,325

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2021	June 30, 2020

Revenues, net of slotting and promotion	$701,246	$241,673

Operating expenses
Cost of product sold	721,777	472,131
Amortization of intangible assets	-	500,000
Impairment of intangible assets	-	500,000
Advertising and promotional	588,172	403,639
Selling, general and administrative	479,881	406,072
Professional fees	1,421,045	683,706
Total operating expenses	3,210,875	2,965,548

Loss from operations	(2,509,629)	(2,723,875)

Other (income) and expenses
(Gain) on accounts payable settlement	(715,075)	-
Interest expense – bank debt	1,012	463
Interest expense – shareholder	177,693	281,387
Interest expense – other	102,800	159,572
Loss (Gain) on debt extinguishment upon note conversion, net	2,100,405	395,781
(Gain) on debt extinguishment upon refinancing	(658,080)	-
Change in fair value of derivative liability	(853,329)	(858,774)
Amortization of Beneficial Conversion Feature	814,769	1,709,759
Total other (income) and expenses	970,195	1,688,188

Provision for income tax	-	-

Net loss	$(3,479,824)	$(4,412,063)

Deemed dividend on Series B Stock	4,085,925	-
Net loss attributable to common stockholders	$(7,565,749)	$(4,412,063)

Basic and diluted net loss per common share	$(0.11)	$(0.08)

Weighted average shares of capital outstanding – basic and diluted	71,090,407	57,443,347

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 Years ended June 30, 2021 and 2020

	Common Stock		Series A Stock		Series A Stock			Additional		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value		Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, June 30, 2019	53,773,856	$53,774	1,000	$1	-		$-	$10,692,677	$(13,219,059)	$(2,472,605)
Common stock issued for services	1,385,990	1,386						307,382	-	308,768
Common stock issued for interest	580,666	581						88,181	-	88,762
Issuance of common stock for debt	6,056,168	6,056						954,944	-	961,000
Issuance of warrants								67,990		67,990
Loss on fair value of shares issued upon notes and related interest payable conversion	-	-						977,000	-	977,000
Net loss	-	-						-	(4,412,063)	(4,412,063)
Balance, June 30, 2020	61,796,680	61,797	1,000	1	-		-	13,088,177	(17,631,122)	(4,481,147)
Common stock issued for services	1,661,210	1,661						370,592		372,253
Common stock issued for interest	1,946,080	1,946						182,328		184,274
Issuance of common stock for debt	15,303,497	15,303						1,417,697		1,433,000
Issuance of warrants								613,009		613,009
Fair value of shares issued upon notes and related interest payable conversion								2,100,435		2,100,435
Preferred Stock B from extinguishment of convertible notes					1,500		2	1,499,999		1,500,001
Preferred Stock B issued from private placement, net of financing cost (Includes 15 shares issued for services)					3,165		3	2,867,997		2,868,000
Deemed dividend associated with Preferred Stock B								4,085,925	(4,085,925)	-
Net loss									(3,479,824)	(3,479,824)
Balance, June 30, 2021	80,707,467	$80,707	1,000	$1	4,665	$		$26,226,159	$(25,196,871)	$1,110,001

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended June 30, 2021	For The Year Ended June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,479,824)	$(4,412,063)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	372,253	308,768
Amortization of debt discount and deferred financing fees	917,569	1,709,759
Amortization of intangible assets	-	500,000
Deferred financing fees and financing costs	-	159,572
Warrants issued for services	613,009	67,990
(Gain) on accounts payable settlement	(715,075)	-
Loss on debt extinguishment upon note conversion, net	2,100,405	395,781
(Gain) on debt extinguishment upon refinancing	(658,080)	-
Change in derivative liability	(853,329)	(858,774)
Stock issued for interest	184,274	88,762
Impairment expense	-	500,000
Allowance for Inventories	24,403	-
Change in operating assets and liabilities:
Accounts receivable	(48,576)	(15,927)
Inventories	(136,534)	130,834)
Other current assets	152,450	(397,085)
Accounts payable	93,840	122,673
Accrued expenses	(6,613)	168,626

Net cash used in operating activities	(1,439,828)	(1,531,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of intangible asset	-	(333,333)
Net cash provided by investing activities	-	(333,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock B - net	2,868,000	-
Proceeds from the issuance of debt-net	720,000	2,028,000
Repayment of convertible debt	(1,300,000)	-
Repayment of short-term debt	(3,895)	3,897
Net cash provided by financing activities	2,284,105	2,031,897

NET INCREASE IN CASH AND CASH EQUIVALENTS	844,277	167,480

Cash and cash equivalents, beginning of year	197,622	30,142
Cash and cash equivalents, end of year	$1,041,899	$197,622

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$1,012	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and Debt discount due to beneficial conversion feature on notes issued	$512,993	$1,684,711
Stock issued for conversion of debt	$1,433,000	$961,000
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$2,100,405	$581,219
Intangible assets acquired and adjusted in accounts payable balance	$-	$666,667
Stock issued for interest	$184,274	$88,762
True-up adjustment in debt discount and derivative liability	$37,360	$-
Preferred Stock B from extinguishment of convertible notes	$1,500,001	$-

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business	Nightfood Holdings, Inc. (the “Company”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson. Materially, all Company operations are conducted by its main subsidary: Nightfood, Inc. (“Nightfood”), Nightfood’s business model is to manufacture and distribute ice cream and other snacks specifically formulated for nighttime snacking to help consumers satisfy nighttime cravings in a better, healthier, more sleep friendly way. The Company’s other subsidiary is MJ Munchies. Munchies has acquired a portfolio of intellectual property around the brand name Half-Baked, and is seeking to license such property to operating partners in the CBD and marijuana space.

●	The Company’s fiscal year end is June 30.

●	The Company currently maintains its corporate address in Tarrytown, New York.

2.	Summary of Significant Accounting Policies	●	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of B Preferred has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants have an initial exercise price of $0.30 per share.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature existed, as the effective conversion price for the Series B Preferred Stock at issuance was less than the fair value of the common stock which the preferred shares are convertible into. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series B Preferred Stock was approximately $4.1 million.

Debt Issue Costs	●

The Company may  pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Equity Issuance Costs	●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs

Original Issue Discount	●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments	●	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

Reclassification	●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements	●

The Company reviews all of the Financial Accounting Standard Board’s (“FASB”) updates periodically to ensure the Company’s compliance of its accounting policies and disclosure requirements to the Codification Topics.

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

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost or net realizable value (on a FIFO basis), including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.

Advertising Costs	●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising. The Company recorded advertising costs of $588,172 and $403,639 for the years ended June 30, 2021 and 2020, respectively.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company offers sales incentives through various programs, consisting primarily of advertising related credits. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer.

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

If the consideration payable to a customer is a payment for a distinct good or service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

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

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2021 and 2020 the Company did not have any uninsured cash deposits.

Receivables Concentration	●	As of June 30, 2021, the Company had receivables due from five customers, one of who accounted for over 73% of the outstanding balance (this customer operates 42 distribution centers). One of the remaining four accounted for 11.5% of the outstanding balance. As of June 30, 2020, the Company had receivables due from seven customers, two of whom accounted for over 20% of the outstanding balance. Four of the other five accounted for over 10% of the total balance.

Vendor Concentration	●

During the year ended June 30, 2021 one vendor accounted for more than 10% of the Company’s operating expenses. During the year ended June 30, 2020, one vendor accounted for more than 10% of the Company’s operating expenses.

Income Per Share	●	Net income per share data for both the years ending June 30, 2021 and 2020, is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the years ended June 30, 2021 and 2020, the Management determined and impaired $-0- and $500,000, respectively as impairment on intangible asset

ASC 350-50-05-01 states “on accounting for costs incurred to develop a website, including whether to capitalize or expense the following types of costs:

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

During the years ended June 30, 2021 and 2020, the Management determined and capitalized $-0- and $1,000,000, respectively, under ASC 350-50 and accounted as an intangible asset and amortized the costs over the life of the relationship.

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended June 30, 2021, the Company had a net loss of $3,479,824, cash used in operations of $1,439,828, cash provided from financing activities of $2,284,105 and accumulated deficit of $25,196,871 and total stockholders’ equity of $1,110,001. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

The Company has limited available cash resources and it does not believe its cash on hand will be adequate to satisfy our ongoing working capital and growth needs throughout Fiscal Year 2022. The Company is continuing to raise capital through private placement of its common stock, preferred stock, and through the use of convertible notes and potential warrant execution to finance the Company’s operations, of which it can give no assurance of success. The Company believes that its current capitalization structure, combined with ongoing increases in revenues, will enable it to successfully secure required financing to continue its growth.

Because the business is new and has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing, and generating revenue. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

Further, we are subject to the continued impact of COVID-19, as further discussed below. See footnote 18.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days or less. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for June 30, 2021 and 2020, respectively.

5.	Customer Concentrations	●	During the year ended June 30, 2021, one customer accounted for greater than 30% of gross sales and two other customers accounted for more than 15% of gross sales. As of June 30, 2021, the Company had receivables due from five customers, one of whom accounted for over 70% of the outstanding balance. As of June 30, 2020, the Company had receivables due from seven customers, two of whom accounted for over 20% of the outstanding balance. Four of the other five accounted for over 10% of the total balance.

6.	Inventories	●	Inventories consists of the following at June 30, 2021 and 2020.

	2021	2020

Finished Goods-ice cream	$338,369	$195,817
Raw materials - ingredients	14,760	26,309
Packaging	59,010	53,479
Allowance for unsaleable product	(24,403)	-
TOTAL	$387,736	$275,605

Inventories are stated at the lower of cost (FIFO) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other current assets	●	Other current assets consist of the following vendor deposits at June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Prepaid advertising costs	$-	$398,045
Vendor deposits – Other	$33,480	$40
TOTAL	$33,480	$398,085

8.	Intangible Assets

Intangible assets consist of the following at June 30, 2021 and 2020. The amount of the intangible assets represents fees and expenses in connection with the development and launch of platforms used to track conversions, optimize ads, and scale online customer growth through a hybrid distribution model.

	June 30,	June 30,
	2021	2020
Intangible assets	$-	$1,000,000
Amortization of intangible assets	-	(500,000)
Impairment of intangible assets	-	(500,000)
TOTAL	$-	$-

During the quarter ending March 31, 2020, the Company determined it would be unable to generate sufficient traction from these digital assets.  The Company made the decision to stop utilizing the assets and began conversations with the creditor about eliminating the remaining debt associated with the assets which was successfully negotiated in April 2020.

In April, 2020, the Company successfully negotiated a Debt Incentive Agreement with a creditor to whom it owed $947,260. This Debt Incentive Agreement provided for the elimination of the entire debt should the Company make payments prior to December 1, 2020 totaling $166,224 in cash, and delivery of approximately 4,000 pints of ice cream. Because this reduction in debt was conditional, the full $947,260 was included in the liabilities section of the Company’s balance sheet as of June 30, 2020. Due to the circumstances surrounding the original payable, and the business environment at the time, in April of 2021, the creditor agreed to settle for $20,000 in cash. The Company recorded a gain on extinguishment of accounts payable in the amount of $715,075.

Below is a reconciliation of the gain on accounts payable settlement as presented on the Company’s statement of operations for the fiscal year ended June 30, 2021:

Written off accounts payable	$947,260
Written of prepaid advertising costs in other assets	(212,185)
Cash payment	(20,000)
Gain on accounts payable settlement	$715,075

9.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30, 2021 and 2020.

	2021	2020
Accrued consulting fees – related party	$3,000	$9,974
TOTAL	$3,000	$9,974

10.	Convertible Notes Payable	●	Convertible Notes Payable consist of the following at June 30, 2021 and 2020. As of June 30, 2021, each of the notes below had been retired.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. As of June 30, 2021 and 2020, the debt discount was $0.

This note has been successfully retired $121,000 via conversions into shares. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $34,250 included under line item “Loss on debt extinguishment upon note conversion, net”.

This balance of $104,000 in this note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $133,301 included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 5, 2018, the Company received cash in conjunction with a convertible promissory note and Securities Purchase Agreement dated June 5, 2018. The note was in the amount of in the amount of $210,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 6, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $210,000 Notes was calculated using the Black-Scholes pricing model at $265,498, with the following assumptions: risk-free interest rate of 2.09%, expected life of 1 year, volatility of 200%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $210k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $55,498. As of June 30, 2021, and 2020, the debt discount was $0. This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $189,340 and accounted for a loss on refinancing of $133,301 included under line item “Loss on debt extinguishment upon note conversion, net”.

On July 2, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated July 12, 2018, in the amount of $207,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 12, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $207,000 Notes was calculated using the Black-Scholes pricing model at $257,842, with the following assumptions: risk-free interest rate of 2.59%, expected life of 1 year, volatility of 183%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $207k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $50,842. As of June 30, 2021, and 2020, the debt discount was $0.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $73,760 included under line item “Loss on debt extinguishment upon note conversion, net”.

On November 16, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated November 16, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 16, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $131,898, with the following assumptions: risk-free interest rate of 2.71%, expected life of 1 year, volatility of 150%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $130k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $1,898. As of June 30, 2021, and 2020, the debt discount was $0.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $19,845 included under line item “Loss on debt extinguishment upon note conversion, net”.

On December 18, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated December 18, 2018, in the amount of $130,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 18, 2019 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $130,000 Notes was calculated using the Black-Scholes pricing model at $128,976, with the following assumptions: risk-free interest rate of 2.64%, expected life of 1 year, volatility of 144%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $130k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and 2020, the debt discount was $0.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $36,927 included under line item “Loss on debt extinguishment upon note conversion, net”.

On January 28, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated January 28, 2019, in the amount of $234,000. The lender was Eagle Equities, LLC. The notes have a maturity of January 28, 2020 and interest rate of 8% per annum and are convertible at a price of 65% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $234,000 Notes was calculated using the Black-Scholes pricing model at $226,452, with the following assumptions: risk-free interest rate of 2.60%, expected life of 1 year, volatility of 135%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $234k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and 2020, the debt discount was $0.

This note has been successfully retired via conversions into shares during the year ended June 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $80,394 included under line item “Loss on debt extinguishment upon note conversion, net”.

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and 2020, the debt discount was $0.

$54,000 and $50,000 of the note has been successfully retired via conversion into shares during the year ended June 30, 2021 and 2020, respectively. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $36,242 and $4,098 included under line item “Loss on debt extinguishment upon note conversion, net”, respectively.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and 2020, the debt discount was $0.

$208,000 of the note has been successfully retired via conversion into shares during the fiscal year ended June 30, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $109,561 included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and 2020, the debt discount was $0.

This note has been successfully retired via conversions into shares during the fiscal year ended June 30, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $177,160 included under line item “Loss on debt extinguishment upon note conversion, net”.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $2,627, respectively.

This note has been successfully retired via conversions into shares during the fiscal year ended June 30, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $648,036 included under line item “Loss on debt extinguishment upon note conversion, net”.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and June 30, 2020 the debt discount was $0 and $26,452, respectively.

This note has been successfully retired via conversions into shares during the fiscal year ended June 30, 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $611,909 included under line item “Loss on debt extinguishment upon note conversion, net”.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300,000 Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and June 30, 2020 the debt discount was $0 and $37,833, respectively.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of refinancing date, and accounted for a loss on refinancing of $137,819 included under line item “Loss on debt extinguishment upon note conversion, net”.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $27,482, respectively.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $126,735 included under line item “Loss on debt extinguishment upon note conversion, net”.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $43,074, respectively.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $68,900 included under line item “Loss on debt extinguishment upon note conversion, net”.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceed the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $75,205, respectively.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $68,900 included under line item “Loss on debt extinguishment upon note conversion, net”.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $94,064, respectively.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $91,880 included under line item “Loss on debt extinguishment upon note conversion, net”.

On February 26, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 26, 2020, in the amount of $187,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $187,000 Notes was calculated using the Black-Scholes pricing model at $150,268, with the following assumptions: risk-free interest rate of 1.18%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $99,218, respectively.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $85,907 included under line item “Loss on debt extinguishment upon note conversion, net”.

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

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021.

The Company accounted for a loss on refinancing of $5,979 for unamortized of discount included under line item “Loss on debt extinguishment upon note conversion, net”. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $106,916, respectively.

The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $75,553 included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 23, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated June 23, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of June 23, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $132,236, with the following assumptions: risk-free interest rate of 0.18%, expected life of 1 year, volatility of 108%, and expected dividend yield of zero. The Company accounted for a loss on refinancing of 25,722 for unamortized of discount included under line item “Loss on debt extinguishment upon note conversion, net”.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021.

The Company accounted for a loss on refinancing of $25,722 for unamortized of discount included under line item “Loss on debt extinguishment upon note conversion, net”. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $106,916, respectively.

The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $117,912 included under line item “Loss on debt extinguishment upon note conversion, net”.

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

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021.

The Company accounted for a loss on refinancing of $41,780 for unamortized of discount included under line item “Loss on debt extinguishment upon note conversion, net”. As of June 30, 2021, the debt discount was $0.

The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $121,241 included under line item “Loss on debt extinguishment upon note conversion, net”.

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

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021.

The Company accounted for a loss on refinancing of $63,408 for unamortized of discount included under line item “Loss on debt extinguishment upon note conversion, net”. As of June 30, 2021, the debt discount was $0.

The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $125,841 included under line item “Loss on debt extinguishment upon note conversion, net”.

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

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021.

The Company accounted for a loss on refinancing of $83,617 for unamortized of discount included under line item “Loss on debt extinguishment upon note conversion, net”. As of June 30, 2021, the debt discount was $0.

The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $128,152 included under line item “Loss on debt extinguishment upon note conversion, net”.

On February 22, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated June 23, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of August 12, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021.

The Company accounted for a loss on refinancing of $120,288 for unamortized of discount included under line item “Loss on debt extinguishment upon note conversion, net”. As of June 30, 2021, the debt discount was $0.

The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $132,236 included under line item “Loss on debt extinguishment upon note conversion, net”.

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2021:

	Principal ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2019	1,748,000	(630,259)	1,117,741
Convertible notes payable issued during fiscal year ended June 30, 2020	2,148,400	-	2,148,400
Notes converted into shares of common stock	(961,000)	-	(961,000)
Debt discount associated with new convertible notes	-	(1,684,711)	(1,684,711)
Amortization of debt discount	-	1,709,759	1,709,759
Balance at June 30, 2020	2,935,400	(605,211)	2,330,189
Convertible notes payable issued during fiscal year ended June 30, 2021	822,800	-	822,800
Notes converted into shares of common stock	(1,433,000)	-	(1,433,000)
Debt discount associated with new convertible notes		(512,993)	(512,993)
Amortization of debt discount		814,769	814,769
True-up adjustment in debt discount and derivative liability		(37,360)	(37,360)
Notes retired due to refinancing	(2,325,200)	340,795	(1,984,405)
Balance at June 30, 2021	-	-	-

Amortization expense for the years ended June 30, 2021 and 2020, totaled $814,769 and $1,709,759 respectively.

As of June 30, 2021 and June 30, 2020, the unamortized portion of debt discount was $0 and $605,211, respectively.

Interest expense for the fiscal year ended June 30, 2021 and 2020, totaled $177,693 and $281,387, respectively.

The accrued interest payable $184,308 related to convertible notes was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. As of June 30, 2021 and 2020, the accrued interest related to convertible notes was $0 and $192,625, respectively.

11.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 10 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

During the year ended June 30, 2021 and 2020, the Company recorded a gain in fair value of derivative liability of $853,329 and a gain in fair value of derivative liability of $858,774, respectively. The Company will measure the fair value of each derivative instrument in future reporting periods and record a gain or loss based on the change in fair value.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of June 30, 2021:

Derivative liability as of June 30, 2019	$1,306,748
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2020	1,723,883
Change in derivative liability during the period	(858,774)
Reclassify derivative liability associated with Notes converted	(581,219)
Balance at June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2021	512,993
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	(853,329)
Notes retired due to refinancing	(1,287,662)
Derivative liability as of June 30, 2021	$-

12.	Refinancing Agreement	In April 2021, the Company extinguished certain convertible promissory notes held by Eagle Equities, LLC by way of full settlement of approximately $2,511,214, consisting of 2,325,200 in principal and $186,014 interest, paid as follows:

		(i)	1,500 shares B Preferred, valued at $1,500,000 as a part of the Preferred offering; and

		(ii)	$1,300,000 in cash from the proceeds of the offering.

Since the debt was exchanged in whole, the fair value of the consideration paid should be compared to the fair value of the debt settled (including related derivative liabilities), with the variance accounted for as a gain or loss on settlement.

TOTAL GAIN/LOSS RELATED TO EXTINGUISHMENT

Debt principal ($2,325,200) plus interest payable ($186,014)	$2,511,214
Derivative liability	1,287,662
Unamortized debt of discount	(340,795)
Cash paid from Escrow account	(1,300,000)
1,500 shares of Preferred B	(1,500,001)
Gain on extinguishment of debt upon refinancing	$658,080

Below is a reconciliation of the loss on debt extinguishment as presented on the Company’s statement of operations for the fiscal year ended June 30, 2021:

Loss on convertible notes upon conversion	$2,100,435
(Gain) upon refinancing	(658,080)
Loss on extinguishment debt	$1,442,325

13.	Line of Credit	On March 19, 2020, the Company secured a $200,000 line of credit with Celtic Bank Corporation. This LOC has a “Flex Credit” component of calculating interest, which means the interest rate on any draws taken against the LOC is set at the time of said draw. As of the date of this filing, the Company has made one draw against the credit line for a gross amount of $5,000 (including proceeds and draw fees). This balance was paid in full prior to June 30, 2021

	June 30, 2021		June 30, 2020
Line of Credit	$		$3,897
Total borrowings			3,897
Less: current portion			(3,897)
Long term debt		$-	$-

Interest expense for the years ended June 30, 2021 and 2020, totaled $1,012 and $463, respectively.

14.	Stockholders’ Equity	●	On October 16, 2013, the Nightfood, Inc. became a wholly-owned subsidiary of Nightfood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

Common Stock

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

The Company had 80,707,467 and 61,796,680 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2021 and 2020 respectively.

During the Fiscal Year ended June 30, 2021:

●	The Company issued 1,661,210 shares of common stock for services with a fair value of $372,253.

●	The Company issued 17,249,577 shares of common stock as consideration for convertible debt in the principal amount of $1,433,000 and in the accrued interest payable of $184,274, with a fair value of $3,717,709.

During the year ended June 30, 2020:

●	The Company issued 1,385,990 shares of common stock for services with a fair value of $308,768

●	The Company issued 6,636,834 shares of common stock as consideration for convertible debt in the principal amount of $961,000 and in the accrued interest payable of $88,762, with a fair value of $2,026,762.

●	During the fiscal years ended June 30, 2021 and 2020, the Company recorded a Loss on fair value of shares issued upon notes conversion of $2,100,435 and $977,000, respectively.

Preferred Stock

Series A Stock

On July 9 2018, the Company was authorized to issue 1,000,000 shares of $0.001 par value per share Preferred Stock. Of the 1,000,000 shares. 10,000 shares were designated as Series A Preferred Stock (“Series A Stock”). Holders of Series A Stock are each entitled to cast 100,000 votes for each Share held of record on all matters presented to shareholders.

In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of the Series A Stock which votes with the common stock and has an aggregate of 100,000,000 votes.

The Company had 1,000 and 1,000 shares of its $0.001 par value preferred Series A stock issued and outstanding as of June 30, 2021 and 2020 respectively.

Series B Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as Series B Preferred Stock (“B Stock”), each Series B share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with a strike price of $.30.

During Fiscal Year 2021, the Company issued 4,650 shares of B Stock to investors in exchange for invested capital at a price of $1,000 per share, and issued 15 shares to a legal firm associated with this financing activities. These proceeds were used to retire pre-existing debt and for operating capital. 1,500 shares of B Stock were issued in conjunction with $1,300,000 in cash to settle $2,325,000 of convertible note principal. An additional 3,150 B Shares provided $3,150,000 of cash. The Series B stock meets the criteria for equity and is accounted for as equity. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the Series B stock does not have to be redeemed on a specified date.

Dividends

●	The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2021, upon issuance of a total of 4,665 shares of Series B Preferred stock the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

●	In connection with certain conversion terms provided for in the designation of the Series B Preferred Stock, pursuant to which each share of Series B Preferred Stock is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,085,925. The beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the Series B preferred stock was classified as equity.

Warrants

●

The following is a summary of the Company’s outstanding common stock purchase warrants.

Of the 500,000 warrants shown below at an exercise price of $.15, these warrants were issued as compensation for a four-year advisory agreement. 150,000 warrants vested on July 24, 2018, another 150,000 on July 24, 2019, another 150,000 vested on July 24, 2020, and the remaining 50,000 vested on July 24, 2021. These warrants were all accounted for in the fiscal year ended June 30, 2020.

During the fiscal year ended June 30, 2021 the Company entered into a warrant agreement with one of the Company’s vendors issuing 500,000 warrants at a strike price of $0.50 and having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.29%, respectively.

In exchange for an agreement to lock up Mr Folkson’s shares, Folkson received warrants to acquire 400,000 shares of Company common stock on February 4, 2021, at a strike price of $.30, and with a term of 12 months from the date of that agreement. The warrants include a provision for cashless exercise and will expire if not exercised within the twelve-month term. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.50%.

The Company retained Spencer Clarke, LLC (“SCL”) to act as a placement agent for capital raising and M&A activities. SCL received 360,000 retainer warrants on February 2, 2021 and further received 1,240,000 retainer warrants on April 13, 2021 at a strike price of $.01. The warrants include a provision for cashless exercise and will expire if not exercised within the 5 years term. The Company valued these warrants using the Black Scholes model utilizing a 107.93% ~ 156.11% volatility and a risk-free rate of 0.45% ~ 0.85%. Additional, SCL received 2,250,000 success warrants at a strike price of $0.20 and 2,250,000 success warrants at a strike price of $0.30, with expiration in 5 years. The Company recorded the retainer warrants into consulting expenses and recognized value of success warrants as part of financing costs issued as an equity instrument with the fair value debited to additional paid in capital. There is no accounting effect for these transactions associated with these success warrants.

The aggregate intrinsic value of the warrants as of June 30, 2021 is $613,009. The aggregate intrinsic value of the warrants as of June 30, 2020 was $28,025

	Outstanding at	Issued /		Outstanding
Exercise Price	June 30, 2019	(exercised) in 2020	Expired	June 30, 2020
$0.15	500,000		-	500,000
$0.20	105,000		80,000	25,000
$0.30	100,000		-	100,000
$0.40	150,000		-	150,000
$0.75	300,000	-	-	300,000
	1,155,000		80,000	1,075,000

	Outstanding at			Outstanding at
Exercise Price	June 30, 2020	Issued in 2021	Expired	June 30, 2021
$0.01	-	1,600,000	-	1,600,000
$0.15	500,000		-	500,000
$0.20	25,000	2,250,000	25,000	2,250,000
$0.30	-	2,650,000	-	2,650,000
$0.40	150,000		-	150,000
$0.50	-	500,000	-	500,000
$0.75	300,000	-	-	300,000
$0.30	100,000			100,000
	1,075,000	7,000,000	25,000	8,050,000

Options

●	The Company has never issued options.

15.	Related Party Transactions	●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $72,000 is reflected in professional fees and presented in the accrued expenses – related party for 2021 and 2020 respectively.

●	The original consulting agreement for Mr. Folkson had a term of one year, and then converted into a month to month agreement effective January 1, 2016. A new twelve month consulting agreement was entered into for Mr. Folkson effective January 1, 2021, which paid Mr. Folkson the same $6,000 monthly consulting fee. In addition, the Company made bonuses available to Mr. Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Mr. Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of the date of this filing, said milestones have not been achieved and therefore no bonus warrants have been issued yet in association with these milestones.

16.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2021	2020

Statutory U.S. federal rate	(21.00)%	(21.00)%
Effect of higher U.S. Federal statutory tax rate	-%	-%
State income taxes (net of federal tax benefit)	(7.00)%	(7.00)%
Permanent differences	7.10%	6.70%
Valuation allowance	(20.9)%	(21.3)%
True up of net operating loss	-%	-%
	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$1,958,304	1,460,760

Valuation allowance	(1,958,304)	(1460760)
Net deferred tax asset	$-	$-

At June 30, 2021 the Company had estimated U.S. federal net operating losses of approximately $9,604,000 for income tax purposes. $2,614,000 will expire between 2031 and 2037 while the balance of the tax operating loss can be carried forward indefinitely, they are limited in any single year to 80% of taxable income. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2021 was an increase of $497,544. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2021 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

The Company has not filed its federal and state income tax returns for the fiscal years ended June 30, 2021, 2020, 2019, 2018, June 30, 2017 and 2016, however it believes due to the reported losses there is no material liability outstanding.

17.	Fair Value of Financial Instruments	The carrying amounts of Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities approximated fair value.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

Fiscal 2021 Fair Value Measurements
	Level 1		Level 2	Level 3		Total Fair Value
Assets
Other assets		$-	$-		$-		$-
Total		$-	$-		$-		$-
Liabilities
Derivative Liabilities	$		$-		$-	$
Total	$		$-	$		$

	Fiscal 2020 Fair Value Measurements
	Level 1		Level 2	Level 3	Total Fair Value
Assets
Other assets		$-	$-	$-	$-
Total		$-	$-	$-	$-
Liabilities
Derivative Liabilities	$		$-	$1,590,638	$1,590,638
Total	$		$-	$1,590,638	$1,590,638

Management considers all of its derivative liabilities to be Level 3 liabilities. At June 30, 2021 and 2020, respectively the Company had outstanding derivative liabilities, including those from related parties of $0 and $1,590,638 respectively.

18.	Net Loss per Share of Common Stock	●

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

Convertible debt that was convertible into 24,638,241 shares of the Company’s common stock is not included in the computation for the fiscal year ended June 30, 2020.

Convertible preferred equity, in the form of 4,665 of the Company’s Class B Preferred Stock, which is convertible into 23,325,000 shares of common stock, is not included in the computation for the fiscal year ended June 30, 2021. Such conversions would also create 23,325,000 cash warrants with an exercise price of $.30. As of June 30, 2021, none of the holders of Class B stock had exercised any conversions, so these warrants were not issued or outstanding as of June 30, 2021.

Additionally, there are 8,050,000 and 1,075,000 warrants that are exercisable into shares of stock as of June 30, 2021 and 2020, respectively.

	2021	2020
Numerator - basic and diluted loss per share net loss	$(3,479,824)	$(4,412,063)
Deemed dividend on Series B stock	4,085,925	-
Net loss available to common stockholders	$(7,565,749)	$(4,412,063)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	71,090,407	57,443,347
Basic and diluted earnings per share	$(0.11)	$(0.08)

19.	Commitments and Contingencies	●	As of June 30, 2021 and 2020, the Company has no material commitments or contingencies.

		●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

		●	Coronavirus (COVID-19): On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

20.	Subsequent Events	●	Subsequent to the end of the fiscal year on June 30, 2021, the Company sold 335 shares of Class B Preferred Stock for gross proceeds of $335,000.

		●	Subsequent to the end of the fiscal year on June 30, 2021, the Company issued 518,519 shares of common stock to vendors in exchange for services rendered, at a value of $.27 per share.

		●	Subsequent to the end of the fiscal year on June 30, 2021, 848 shares of Class B Preferred Stock were converted by Class B Shareholders into 4,240,000 shares of NGTF Common Stock at a value of $.20 per share.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2021 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2021, our internal control over financial reporting was not effective due to a lack of resources.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson	52	President, Chief Executive Officer and Director
Thanuja Hamilton, MD	50	Director
Nisa Amoils	51	Director
Thomas Morse	52	Director

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

Nisa Amoils was appointed as a director on July 7, 2021. Since January 2021, Ms. Amoils, has served as the Managing Partner of a100x Ventures, which invests in early-stage companies utilizing blockchain and artificial intelligence to build the next wave of internet applications, particularly with social impact. Prior to a100x and since March 2016, Ms. Amoils was the Venture Partner of Scout Venture, an early stage venture capital firm focused on technology investments. Ms. Amoils has been investing in early-stage companies since 2010. Ms. Amoils was named one of Business Insider’s Women VC’s to watch and top 100 Women in Fintech, and top 50 global Blockchain thinkers. She is a securities lawyer and on the boards of several institutions including Girls Who Invest, and Wharton Entrepreneurship. She is a frequent media guest, including on Bloomberg, CNBC, Cheddar and Fox. Prior to investing, she was an entrepreneur and securities lawyer and spent many years in business development and strategy at companies like Time Warner, NBC Universal and Anderson Kill. She holds a business degree from the University of Michigan and a law degree from the University of Pennsylvania. The Company believes that Ms. Amoils is qualified as a Board member of the Company because of her track record of investing in, and guiding and growing, customer-centric companies, and her startup operational experience that the Company believes enhances its capabilities in areas such as strategic and digital marketing, business development, fundraising, and management.

Thanuja Hamilton, M.D. was appointed as a director on July 7, 2021. Dr. Hamilton is a double Board-Certified Sleep Medicine Specialist. She completed her Fellowship in Sleep Medicine as well as Internal Medicine at Drexel University College of Medicine at Hahnemann University Hospital in Philadelphia, Pennsylvania, where she was Chief Fellow of her program. Dr. Hamilton has been a prominent advocate of healthy sleep. She frequently presents at medical conferences and is actively involved in community health programs. She has been named SJ (South Jersey) Magazine’s Top Doc and was the featured physician on the cover of Philadelphia Magazine’s Top Docs issue. From November 2012 through June 2019 she was an employee, and since July 2019 has been the owner, of Advocare Sleep Physicians of South Jersey and its predecessor. Dr. Hamilton is also the Corporate Medical Director of Persante Health Care, a national provider of sleep and balance center management services to hospitals, physician practices and patients, the Medical Director of Jefferson University Health Systems Sleep Lab, and the Medical Director at Virtua Health Sleep Labs, and is on the board of the New Jersey Sleep Society. She is a member of the American Academy of Sleep Medicine, American College of Chest Physicians and the American Medical Association. She has written for and contributed to numerous outlets such as Yahoo Health, Women’s World, Good Housekeeping and Health.com, including a column in the Philly Voice. She has appeared in a number of nationally syndicated and local television programs as an expert in sleep. The Company believes that Dr. Hamilton is qualified as a Board member of the Company because of her being a nationally recognized authority in the sleep field and her understanding of the consumer need for more sleep-friendly nighttime snack options.

Tom Morse was appointed as a director on August 16, 2021. Mr. Morse has served as the manager of Liquid OTC LLC (doing business as LOL), a company specializing in functional candy and oral care products, since January 2011. In addition, he has served since August 2005 as the manager of Alina Healthcare Products, LLC, a consumer packaged goods development and distribution company. From July 2014 through October 2019, Mr. Morse was the Founder and CEO of Strategy & Execution Inc., a consumer packaged goods development and distribution company. From May 1999 through December 2005, Mr. Morse served as the President of Living Essentials LLC, the parent company of both 5-Hour Energy and Chaser. He was responsible for the development and launch of those brands, including implementation of sales & marketing strategies to build brands in new categories, the national retail rollout of the product lines, and the recruitment and development of the core management team. He holds a B.A. from Michigan State University with a major in accounting/business. The Company believes that Mr. Morse is qualified as a Board member of the Company because of his management, marketing and business development skills in the consumer goods industry, and his experience as a founder of 5-Hour Energy.

Term and Family Relationships

Our director currently has a term which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

No family relationships exist among our officers, directors and consultants.

Legal Proceedings

To the best of our knowledge, no officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Code of Ethics

We have determined that due to our early stage of development and our small size, the present adoption of a code of ethics is not appropriate. If we grow we will adopt a suitable code of ethics.

CORPORATE GOVERNANCE

Board of Directors

Subsequent to June 30, 2021, we added three new members to our board of directors. As of the date of this filing, the Company’s board of directors consists of Sean Folkson (chairman), Nisa Amoils, Dr. Thanuja Hamilton, and Thomas Morse.

Committees

Our board of directors does not currently have an audit committee, compensation committee or nominating and corporate governance committee.

The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	The director or a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	The director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, Ms. Amoils, Dr. Hamilton and Mr. Morse are considered independent directors.

Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Company.

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended June 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year(1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,*	2021	$0	$0	$0	$0	$0	$0	$72,000		$72,000
CEO	2020	$0	$0	$0	$0	$0	$0	$72,000	[1]	$72,000

(1)	“2021” represents the fiscal year ended June 30, 2021 and “2020” represents the fiscal year ended June 30, 2020.

*	Mr. Folkson’s fee of $6,000 monthly began accruing on January 1, 2015. Prior to that, Mr. Folkson had worked for the Company for several years and had never taken any fees or salary. Although the accrual began on January 1, 2015, the first payment was not made until November 28, 2017, at which time Folkson had worked for 35 months under the Agreement without any payments having been made. During fiscal 2020, Mr. Folkson was paid $98,000 in cash toward the balance owed to him. A $3,000 balance remains owed to Mr. Folkson as of June 30, 2021.

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal year ended June 30, 2021 to our named executive officers. We have no stock options outstanding.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation

We did not pay or accrue any compensation to our directors as such during the fiscal year ended June 30, 2021.

Starting in fiscal 2022, we commenced paying our independent directors a cash fee of $3,000 on a quarterly basis. In addition, upon their appointment, each of our independent directors received a grant of either restricted stock or warrants to purchase common stock, based on the closing price of our common stock on the date of grant. Accordingly, our independent directors were granted different amounts of securities depending on when they were appointment due to fluctuations in our stock price.

Employment/Consulting Agreements

A consulting agreement exists between Mr. Folkson and the Company, whereby Mr. Folkson receives $6,000 in consulting fees each month, beginning January, 2015.

In June 2018, the Company entered into a new consulting agreement with Mr. Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Mr. Folkson would earn Warrants with a strike price of $.50 when the Company hit certain revenue milestones. A similar agreement was entered into by the parties with a term starting on July 1, 2019.

In addition, in December, 2017, Mr. Folkson elected to purchase 80,000 warrants to acquire shares of Company common stock with a strike price of $.20 and a term of 36 months. To acquire these warrants, Mr. Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Mr. Folkson.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our by-laws provide that our company shall indemnify its officers and directors to the fullest extent allowed by law for any liability including reasonable costs of defense arising out of any act or omission of any officer or director on behalf of the company to the full extent allowed by the laws of the State of Nevada and any amendment to Nevada law, whether effected by the Nevada Revised Statutes or judicial decision or otherwise, which allows for further indemnification of officers or directors after the date of our by-laws automatically adopted by our company without further act. Insofar as indemnification for liabilities under the Securities Act may be permitted to our directors, officers, and controlling persons under the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of October 12, 2021 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before December 11, 2021 (60 days after October 12, 2021) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. The percentage of common stock beneficially owned is based on 85,424,678 shares issued and outstanding as of October 12, 2021. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Unless otherwise indicated, the address for each person listed below is:

c/o Nightfood Holdings, Inc.,

520 White Plains Road – Suite 500,

Tarrytown, NY 10691.

Name and address of owner	Amount owned		Percent of class

Sean Folkson	17,176,644	(1)	20.0%
Nisa Amoils	25,000	(2)		*
Thanuja Hamilton	15,232			*
Tom Morse	17,094			*
All officers and directors as a group (4 person)	17,233,970		20.1

*	Less than 1%.
(1)	Does not include 1,000 shares of our Series A Preferred Stock Mr. Folkson beneficially owns, which votes with the common stock and has an aggregate of 100,000,000 votes. Does include 400,000 warrants with a strike price of $.30, and option for cashless exercise, which expire on February 4, 2022.
(2)	Represents shares underlying a common stock purchase warrant.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We consider “related party transactions” to be transactions between our Company and (i) a director, officer, director nominee or beneficial owner of greater than five percent of our stock; (ii) the spouse, parents, children, siblings or in-laws of any person named in (i); or (iii) an entity in which one of our directors or officers is also a director or officer or has a material financial interest.

Our Board of Directors is vested with the responsibility of evaluating and approving any potential related party transaction, unless a special committee consisting solely of independent directors is appointed by the Board of Directors. We do not have any formal policies or procedures for related party transactions.

Transactions with Related Parties

The Company was incorporated on October 16, 2013 and upon our organization we issued 20,000,000 shares of common stock to the Company’s founder, President and CEO in exchange for all of the issued and outstanding common stock of Night Food, Inc., a New York corporation. Mr. Folkson had advanced an aggregate of $134,517 to us to fund our operations, and had previously been shown on our financial statements as a Note Payable. This note has since been converted to equity at a valuation of $.25 per share. Mr. Folkson is not deemed independent because he is our single largest shareholder and our CEO.

A consulting agreement exists between Mr. Folkson and the Company, whereby Mr. Folkson receives $6,000 in consulting fees each month, beginning January, 2015. In June of 2018, the Company entered into a new consulting agreement with Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Folkson would earn Warrants with a strike price of $.50 when the Company hit certain revenue milestones. A similar agreement was entered into by the parties with a term starting on January 1, 2021.

In addition, in December, 2017, Folkson elected to purchase 80,000 warrants to acquire shares of NGTF stock with a strike price of $.20 and a term of 36 months. To acquire these warrants Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Folkson.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2021 with management and have reviewed related written disclosures of RBSM LLP, our independent accountants of the matters required to be discussed by SAS 114 with respect to those statements. We have reviewed the written disclosures and the letter from RBSM LLP required by regulatory and professional standards and have discussed with RBSM LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended June 30, 2021.

We have also reviewed the various fees that we paid or accrued to RBSM LLP during the years ended June 30, 2021 and 2020 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $26,622 and $29,500 respectively.

Audit-Related Fees

During the fiscal year ended June 30, 2021, the Company incurred $15,000 in audit-related fees for the review and filing of our Registration Statement on Form S-1 in May, 2021.

Tax Fees

For the fiscal years ended June 30, 2021 and 2020, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

All Other Fees

None.

Pre-Approval Policies and Procedures

Our board of directors does not have an audit committee and has not adopted a policy on pre-approval of audit and permissible non-audit services.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment (2)
3.3	Bylaws (1)
3.4	Certificate of Designation – Series A Preferred Stock (3)
3.5	Certificate of Designation – Series B Preferred Stock (4)
4.1	Specimen Stock Certificate (1)
4.2	Form of Warrant (4)
10.1	Lease Receipt and terms and conditions (5)
10.2	Form of Subscription Agreement (4)
10.3	Settlement and Exchange Agreement between the Registration and Eagle (4)
10.4	Letter of Engagement between the Registrant and SC (4)
10.5	Consulting Agreement with Sean Folkson (6)
10.6	Agreement For Shareholder Lock-Up And Acquisition Of Warrants with Sean Folkson (7)
21.1	Subsidiaries of the Registrant (8)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration Number: 333-193347)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed September 20, 2017
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 17, 2018
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 23, 2021
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for Fiscal Year ended June 30, 2017
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 22, 2020
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 20, 2021
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration Number: 333-256548)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nightfood Holdings, Inc.

October 13, 2021	By:	/s/ Sean Folkson
Sean Folkson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Chairman	October 13, 2021
Sean Folkson	(principal executive, financial and accounting officer)

/s/ Nisa Amoils	Director	October 13, 2021
Nisa Amoils

/s/ Thanuja Hamilton	Director	October 13, 2021
Thanuja Hamilton

/s/ Tom Morse	Director	October 13, 2021
Tom Morse