Form 10-Q
period 2021-09-30
NightFood Holdings, Inc.
filed 2021-11-22
CIK 1593001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 19, 2021, the issuer had outstanding 86,600,178 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three months ended September 30, 2021, and 2020

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and June 30, 2021	2
Unaudited Condensed Consolidated Statements of Operations for the three months September 30, 2021 and 2020	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and 2020	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 19

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash	$471,705	$1,041,899
Accounts Receivable (net of allowance of $0 and $0 respectively	77,429	109,589
Inventory	491,603	387,736
Other Current Assets	37,485	33,480
Total Current Assets	1,078,222	1,572,704
Total Assets	$1,078,222	$1,572,704
LIABILITIES AND STOCKHOLDERS’ & EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$353,696	$459,703
Accrued expenses-related party	-	3,000

Total Liabilities	$353,696	$462,703
Stockholders’ Equity

Series A preferred stock ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	$1	1
Series B preferred stock ($0.001 par value, 5,000 shares authorized, and 4,227 and 4655 issued and outstanding as of September 30, 2021 and June 30, 2021, respectively)	4	5
Common stock ($0.001 par value, 200,000,000 shares authorized, and 85,090,986 issued and outstanding as of September 30, 2021 and 80,707,459 issued and outstanding as of June 30, 2021, respectively)	85,091	80,707
Additional paid in capital	26,959,911	26,226,159
Accumulated deficit	(26,320,481)	(25,196,871)
Total Stockholders’ Equity	724,526	1,110,001
Total Liabilities & Stockholders’ Equity	$1,078,222	$1,572,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months period ended September 30,2021	For the three months period ended September 30, 2020
Revenues	$114,453	$126,983
Operating expenses
Cost of products sold	124,874	229,696
Selling, general and administrative	823,254	433,330
Total Operating Expenses	948,128	663,026
Loss from operations	(833,675)	(536,043)
Interest expense – bank debt	-	337
Interest expense – shareholder	-	83,955
Loss on extinguishment of debt upon notes conversion	-	188,397
Change in derivative liability	-	(207,524)
Interest expense – other	-	322,739
Other expense- non cash	-	19,877
Total other expense		407,781
Provision for income tax	-	-

Net loss	$(833,675)	$(943,824)

Deemed dividend on Series B Stock	289,935	-
Net loss attributable to common shareholders	$(1,123,610)	$(943,824)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted average shares of capital outstanding – basic and diluted	82,394,547	63,442,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2021, and 2020

	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, June 30, 2020	61,796,680	$61,797	1,000	$1			$13,088,177	$(17,631,122)	$(4,481,147)
Common stock issued for interest	312,938	313					36,165	-	36,478
Issuance of common stock for debt conversion	2,975,979	2,976					344,024	-	347,000
Issuance of warrants							65,711		65,711
Loss on fair value of shares issued upon debt conversion	-	-					397,532	-	397,532
Net loss								(943,824)	(943,824)
Balance, three months ended September 30, 2020	65,085,597	$65,086	$1,000	$1			$13,931,609	(18,574,946)	$(4,578,250)

Balance, June 30, 2021	80,707,467	80,707	1,000	1	4,665	5	26,226,159	(25,196,871)	1,110,001
Common stock issued for services	518,519	519					139,481		140,000
Issuance of common stock from for preferred Series B conversion	3,865,000	3,865			(773)	(1)	(3,864)		(0)
Preferred B issued from private placement					335	0	335,000		335,000
Preferred B issued from private placement- financing cost							(26,800)		(26,800)
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Net loss								(833,675)	(833,675)
Balance, three months ended September 30, 2021	85,090,986	85,091	1,000	1	4,227	4	$26,959,911	$(26,320,481)	$724,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2021	For the three months ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,675)	$(943,824)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services		65,711
Stock issued for services	140,000
Amortization of debt discount	-	322,739
Deferred financing fees and financing cost	-	45,577
Change in derivative liability	-	(207,524)
Loss on extinguishment of debt upon notes conversion	-	188,397
Change in operating assets and liabilities
Change in accounts receivable	32,160	(4,040)
Change in inventory	(103,907)	62,221
Change in other current assets	(965)	126,053
Change in accounts payable	(106,007)	(81,725)
Change in accrued expenses	(6,000)	58,256
Net cash used in operating activities	(878,394)	(368,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock B - net	308,200
Proceeds from the issuance of debt-net	-	180,000
Borrowings on line of credit	-	(1,103)
Net cash provided by financing activities	$308,200	$178,897

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(570,194)	$(189,262)

Cash and cash equivalents, beginning of period	$1,041,899	$197,622
Cash and cash equivalents, end of period	$471,705	$8,360

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$337
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount accounted	$-	$126,029
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$-	$189,257
Stock issued for conversion of debt	$-	$347,000
Stock Issued for Interest	$-	$36,478
True-up adjustment in debt discount and derivative liability	$-	$37,360
Common stock issued for preferred stock conversion	$3,865	$-
Deemed dividend associated with Preferred Stock B	$289,935	$-

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

The Company’s fiscal year end is June 30.

2. Summary of Significant Accounting Policies

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three months ended September 30, 2021, and 2020, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2021, and 2020, respectively, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the United States Securities and Exchange Commission on October 13, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of results for the entire year ending June 30, 2022.

●	We made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $305,016 and $146,492 for the three months ended September 30, 2021 and 2020, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers. All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

●	The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

●	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

●	Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

●	If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

●	Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:

a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.
b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”

●	Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

●	The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers.

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2021 and June 30, 2021, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature

●	For conventional convertible debt where the rate of conversion is below market value, the Company records any “BCF” intrinsic value as additional paid in capital and related debt discount.

●	When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature existed, as the effective conversion price for the Series B Preferred Stock at issuance was less than the fair value of the common stock which the preferred shares are convertible into. A beneficial conversion feature based on the relative fair value on the date of issuances for the Series B Preferred Stock and warrants was $289,935 and $-0- during the three months ended September 30, 2021 and 2020, respectively.

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Equity Issuance Costs

The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments

●	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Trinomial Tree option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on derivative liability under the line item “change in derivative liability”.

Derivative Financial Instruments

●	The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Trinomial Tree option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

●	Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	During the three months ended September 30, 2021, the Company had five customers each account for exceeding 10% of the gross sales. During the three months ended September 30, 2020, one customer accounted for approximately 39% of the gross sales

Vendor Concentration

●	During the three-month period ended September 30, 2021, one vendor accounted for more than 10% of our operating expenses. During the three-month period ended September 30, 2020, three vendors accounted for more than 10% of our operating expenses.

Receivables Concentration

●	As of September 30, 2021, the Company had receivables due from eight customers. Four of which each accounted for approximately over 13% of the total balance. As of June 30, 2021, the Company had receivables due from five customers, one of whom accounted for over 73% of the outstanding. One of the remaining four accounted for 11.5% of the outstanding balance.

Income/Loss Per Share

●	Net income/loss per share data for the three -month period ending September 30, 2021, is based on net income/loss available to common shareholders (net loss for the period ended September 30, 2020) divided by the weighted average of the number of common shares outstanding. The Company does not present a diluted Earnings per share as the convertible debt and interest that is convertible into shares of the Company’s common stock would not be included in this computation, as the Company is generating a loss and therefore these shares would be antidilutive. Each share of the Company’s Class B Preferred Stock is convertible into 5,000 shares of common stock, and 5,000 warrants, each warrant with an exercise price of $.30. Should all the 4,227 remaining unconverted shares of B Stock convert, that would result in an additional 21,135,000 shares issued and outstanding.

Reclassification

●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	ASU No. 2019-12, Simplifying the Accounting for Income Taxes

●	In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB’s simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company has adopted this ASU and there is no material impact on our Consolidated Financial Statements.

●	In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company has analyzed the guidance and the Company has no contract or hedging relationships that will be affected by this guidance. The adoption of this guidance will have no impact on its consolidated financial statements.

●	In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. The adoption of this guidance does not materially impact our financial statements and related disclosures.

●	The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

3. Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended September 30, 2021, the Company had an operating and net loss of $833,675 and negative cash flow from operations of $878,394 and an accumulated deficit of $26,320,481.

●	The Company believes it has sufficient cash on hand to operate until the first quarter of calendar 2022 at which time it will require additional funds for operating capital and the planned hotel rollout of its products in early 2022. We do not believe our cash on hand will be adequate to satisfy our long-term working capital needs. We believe that our current capitalization structure, combined with ongoing increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth.

●	Because the business has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern will again be dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations long-term.

●	The Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials are issued. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

●	The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be understood and identified. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up while consumers are reporting a decrease in sleep quality and sleep satisfaction.

●	The offsetting factors are the impact of the virus on the overall economy, and the impact that a down economic period can have on consumer behavior, including trial of new brands. Greater unemployment, recession, and other possible unforeseen factors are shown to have an impact. Research indicates that consumers are less likely to try new brands during economic recession and stress, returning to the legacy brands they’ve known for decades.

●	With consumers generally making fewer shopping trips, while buying more on those occasions and reverting back to more familiar brands, certain brand-launch marketing tactics, such as in-store displays and in-store product sampling tables, are either impaired or impermissible. So, while overall night snacking demand is up, and consumer need/desire for better sleep is also stronger, driving consumer trial and adoption has been more difficult and expensive during these circumstances.

●	From both public statements, and conversations between Nightfood Management and current and former executives from certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

●	We have experienced no major issues with supply chain or logistics. Order processing function has been normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

●	It is possible that the fallout from the pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering us unable to meet certain debts and expenses.

●	More directly, COVID has impaired Nightfood’s ability to execute certain in-store and out-of-store marketing initiatives. For example, since the inception of COVID, the Company was unable to conduct in-store demonstrations and unable to participate in local pregnancy, baby expos, and health expos that were originally intended to be part of our marketing mix.

●	Additionally, with more consumers shopping online, both for delivery or at-store pickup, the opportunity for shoppers to learn about new brands at-shelf has been somewhat diminished. Management is working to identify opportunities to build awareness and drive trial under these new circumstances.

●	It is impossible to know what the future holds with regard to the virus, both for our company and in the broader sense. There are many uncertainties regarding the current coronavirus pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. It is difficult to know if the pandemic has materially impacted the results of operations, and we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly, if necessary.

4. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for September 30, 2021 and June 30, 2021, respectively.

5. Inventories

●	Inventory consists of the following at September 30, 2021 and June 30, 2021:

	As of	As of
	September 30, 2021	June 30, 2021
Inventory:Finished Goods - Ice Cream	$412,702	$338,368
Inventory:Ingredients	$42,792	$14,760
Inventory:Packaging	$60,512	$59,010
Inventory:Allowance for Unsaleable Invent	$(24,403)	$(24,402)
Total Inventory	$491,603	$387,736

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6. Other current assets

●	Other current assets consist of the following vendor deposits at September 30, 2021 and June 30, 2021. The majority of this amount relates to deposits towards packaging purchases.

	September 30, 2021	June 30, 2021
Other Current Assets
Deposits	$37,485	$33,480
TOTAL	$37,485	$33,480

7. Other Current Liabilities

Other current liabilities consist of the following at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021
Other Current Liabilities
Accrued Consulting Fees (related party)	$-	$3,000
TOTAL	$-	$3,000

8. Convertible Notes Payable

●	Convertible Notes Payable consist of the following at June 30, 2021. As of June 30, 2021 all of these notes have been retired.

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019 and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $225,000 Notes was calculated using the Black-Scholes pricing model at $287,174, with the following assumptions: risk-free interest rate of 2.24%, expected life of 1 year, volatility of 202%, and expected dividend yield of zero. Because the fair value of the note exceeded the net proceeds from the $225k Notes, a charge was recorded to “Financing cost” for the excess of the fair value of the note, for a net charge of $62,174. This note has been successfully retired via conversions into shares as of June 30, 2021.

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

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $2,627, respectively. This note has been successfully retired via conversions into shares as of June 30, 2021.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and June 30, 2020 the debt discount was $0 and $26,452, respectively. This note has been successfully retired via conversions into shares as of June 30, 2021.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300,000 Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and June 30, 2020 the debt discount was $0 and $37,833, respectively.  This note has been successfully retired via conversions into shares as of June 30, 2021.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $27,482, respectively.  This note has been successfully retired via conversions into shares as of June 30, 2021.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $43,074, respectively.  This note has been successfully retired via conversions into shares as of June 30, 2021.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceed the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $75,205, respectively. This note has been successfully retired via conversions into shares as of June 30, 2021.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero.  As of September 30, 2020 and June 30, 2020, the debt discount was $54,728 and $94,064, respectively.   On February 26, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 26, 2020, in the amount of $187,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. As of June 30, 2021 and June 30, 2020, the debt discount was $0 and $94,064, respectively. . This note has been successfully retired via conversions into shares as of June 30, 2021.

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

●	Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of September 30, 2020 and June 30, 2021:

Convertible Notes payable	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2020	$2,935,400	$(605,211)	$2,330,189
Convertible notes payable issued during the fiscal year ended June 30, 2021	822,800		822,800
Notes converted into shares of common stock	(1,433,000)		(1,433,000)
Debt discount associated with new convertible notes		(512,993)	(512,993)
Amortization of debt discount		814,769	814,769
True-up adjustment in debt discount and derivative liability		(37,360)	(37,360)
Notes retired due to refinancing	(2,325,200)	340,795	(1,984,405)
Balance at June 30, 2021	$-	$-	$-
Change	-	-	-
Balance at September 30, 2021	$-	$-	$-

All notes were successfully retired at June 30, 2021.

Interest expense for the three months ended September 30, 2021 and 2020 totaled $0 and $322,739, respectively.

9. Derivative Liability

●	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

●	Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of June 30, 2021 and September 30, 2021.

●	Change in derivative liability for the three months ended September 30, 2021 and 2020, totaled $0 and $207,524, respectively.

Derivative liability as of June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2021	512,993
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	(853,329)
Notes retired due to refinancing	(1,287,662)
Derivative liability as of June 30, 2021	$-
Change	-
September 30, 2021	-

10. Capital Stock Activity

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

●	The Company had 85,090,986 and 80,707,459 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2021 and June 30, 2021 respectively.

●	The Company had 4,277 and 0 shares of its $0.001 par value Series B Preferred Stock issued and outstanding as of September 30, 2021 and June 30, 2021 respectively.

●	During the three months ended September 30, 2021, the Company issued an aggregate of 518,519 shares of its $0.001 par value common stock for services valued at $140,000. During the three months ended September 30, 2020, the Company issued an aggregate of 0 shares of its $.001 par value common stock for services valued at $0.

●	During the three months ended September 30, 2021, the Company sold 335 shares of its $0.001 par value Series B Preferred Stock for gross cash proceeds of 335,000

●	During the three months ended September 30, 2021, holders of the Company’s Series B Preferred Stock converted 773 shares of Series B Preferred Stock into 3,865,000 shares of its common stock

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

The Company had 1,000 and 1,000 shares of its $0.001 par value preferred Series A stock issued and outstanding as of September 30, 2021, and June 30, 2021, respectively.

Series B Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as Series B Preferred Stock (“B Stock”), each Series B share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with a strike price of $.30.

During the three months ended September 2021, the Company issued 335 shares   of B Stock to investors in exchange for invested capital at a price of $1,000 per share. These proceeds were used for operating capital. The Series B stock meets the criteria for equity classification and is accounted for as equity transactions. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the Series B stock does not have to be redeemed on a specified date.

Dividends

The Company has never declared dividends, however as set out below, during the three months ended September 30, 2021, upon issuance of a total of 350 shares of Series B Preferred stock the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the Series B Preferred Stock, pursuant to which each share of Series B Preferred Stock is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,375,860. The  beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the Series B preferred stock was classified as equity.

11. Warrants

●	The following is a summary of the Company’s outstanding common stock purchase warrants. Of the 500,000 warrants shown below at an exercise price of $.15, these warrants were issued as compensation for a four-year advisory agreement. 150,000 warrants vested on July 24, 2018, another 150,000 on July 24, 2019, another 150,000 vested on July 24, 2020, and the remaining 50,000 vested on July 24, 2021. These warrants were all accounted for in Fiscal 2020.

●	In July, 2020, the Company entered into a warrant agreement with one of the Company’s vendors for 500,000 underlying shares at a strike price of $0.50 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility, a provision for dividends of $0, and a risk-free rate of 0.29%, respectively.

●	In exchange for the agreement to lock up shares of Nightfood owned by Mr. Folkson, Mr. Folkson received warrants to acquire 400,000 shares of common stock on February 4, 2021, at a strike price of $.30, and with a term of twelve (12) months from the date of that agreement. The warrants include a provision for cashless exercise and will expire if not exercised within the twelve-month term. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility, a provision for dividends of $0, and a risk-free rate of 0.50%.

During the three months ended September 30, 2021, holders of the Company’s Series B Preferred Stock converted 773 shares of Series B Preferred Stock into 3,865,000 shares of its common stock, along with that 3,865,000 warrants issued to those holders.

●	The aggregate intrinsic value of the warrants as of September 30, 2021 is $503,000.

	Outstanding at			Outstanding at
Exercise Price	June 30, 2021	Issued in Q1 2022	Expired	September 30, 2021
$0.01	1,600,000		-	1,600,000
$0.15	500,000		-	500,000
$0.20	2,250,000			2,250,000
$0.30	2,650,000	3,865,000	-	6,515,000
$0.40	150,000		-	150,000
$0.50	500,000		-	500,000
$0.75	300,000		-	300,000
$1.00	100,000			100,000
	8,050,000	3,865,000	-	11,915,000

12. Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1— Valuations based on quoted prices for identical assets and liabilities in active markets.

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

Management considers all of its derivative liabilities to be Level 3 liabilities. At September 30, 2021 and June 30, 2021, respectively the Company had outstanding derivative liabilities, including those from related parties of $-0- and $-0-, respectively.

13. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $.15 per share, of which all have vested.

●	CEO Sean Folkson has a twelve-month consulting agreement which went into effect on February 4, 2021, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded warrants with a strike price of $.50 should the Company exceed $500,000 in non-traditional retail channel revenue during the term of the agreement, and should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the term of the Agreement. As of September 30, 2021, those conditions were not met and therefore nothing was accrued related to this arrangement.

Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results

Coronavirus (COVID-19): On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease such as issuing temporary Executive Orders that, among other stipulations, effectively prohibit in-person work activities for most industries and businesses, having the effect of suspending or severely curtailing operations. COVID-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

14. Related Party Transactions

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three-month period ended September 30, 2021 and reflected in accrued expenses – related party with a balance of $0 and $6,974 at September 30, 2021 and June 30, 2021, respectively. The debit balance of $3,000 at September 30, 2021 is due to Mr. Folkson’s monthly $6,000 consulting fee ACH having been processed by the bank on September 28, 2021 rather than on October 1, 2021.

●	On December 8, 2017, Mr. Folkson purchased Warrants, at a cost of $.15 per Warrant, to acquire up to 80,000 additional shares of Company stock at a strike price of $.20, and with a term of three (3) years from the date of said agreement. This purchase resulted in a reduction in the accrued consulting fees due him by $12,000. Those warrants were not exercised during that timeframe and have expired. During the second quarter 2019 Mr. Folkson purchased 400,000 shares of stock at a price of $0.30 per share, valued at $120,000 which was charged to his accrual. During the three months ended September 30, 2021, Mr. Folkson had been paid $24,000 against his total accrued balance to date and reflected in accrued expenses – related party with a balance of $0 and $3,000 at September 30, 2021 and June 30, 2021, respectively. The debit balance of $3,000 at September 30, 2021 is due to Mr. Folkson’s monthly $6,000 consulting fee ACH having been processed by the bank on September 28, 2021 rather than on October 1, 2021.

●	In addition, the Company made bonuses available to Mr. Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Mr. Folkson warrants with a $.50 and $1.00 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of September 30, 2021, those conditions were not met and therefore nothing was accrued related to this arrangement

15. Subsequent Events

●	Subsequent to September 30, 2021, holders of our Series B Preferred Stock converted an aggregate of 300 Class B Shares into 1,500,000 shares of Company common stock.

●	Subsequent to September 30, 2021, an aggregate of 50,500 shares of Company common stock to consultants and influencers for services received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project,” “will” and other words of similar meaning. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to business support services and outsourced business processes, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as well as the other information set forth herein.

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

In recent years, billions of dollars of consumer spend have shifted to better-for-you versions of our favorite snacks. But none of those brands formulated their products for better sleep. Nightfood snacks are not only formulated to be better-for-you, they’re formulated by sleep experts and nutritionists to provide a better nutritional foundation for sleep

Almost half of all snacking takes place between dinner and bed. Nutrition is an important part of sleep-hygiene, because what one eats at night impacts sleep. Most consumers now seek functional benefits from their snacks, and most consumers would also prefer better sleep.

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

Nightfood has established a Scientific Advisory Board consisting of sleep and nutrition experts to drive product formulation decisions and provide consumer confidence in the brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over ten years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Dr. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Dr. Broch also has a master’s degree in human nutrition. This combination allowed her to play an important role in the reformulation of our nutrition bars, and the development of Nightfood ice cream. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

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

Each new Nightfood snack format would deliver sleep-friendly snacking in a way that is most appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips, but may be more sleep-friendly in other ways.

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

DEVELOPMENT PLANS

Nightfood ice cream pints are currently available in divisions of some of the largest supermarket chains in the United States, including Walmart, Albertsons, and H-E-B. Current distribution totals approximately 1,500 stores. Management is working to simultaneously secure additional distribution opportunities, while also nurturing revenue growth and consumer growth in our existing points of distribution.

The Company recently completed a pilot test with a leading international hotel group which placed Nightfood ice cream pints for sale in select hotel lobby shops in various regions of the United States. The test was declared a success by our hotel partner, leading to their decision to distribute Nightfood nationally, initially in one or more of their leading banners, and soon thereafter expected to be introduced into several of their additional banners, representing several thousand properties in the U.S.

We have engaged iDEAL Hospitality Partners Group to secure distribution partnerships with additional global hotel brands, oversee hospitality-related business development initiatives, and provide sales and support during the national hotel rollout. Our goal in working with iDEAL is to secure distribution in 7,500 hotel locations by the summer of 2022.

To take maximum advantage of the hotel distribution opportunity, Nightfood is developing additional snack formats to supplement ice cream pints. These include single-serve ice cream sandwiches as well as snacks in other, non-frozen, formats. Considerations include other popular nighttime snack formats such as chips, candy, cookies, popcorn, and more. The Company has registered the Nightfood brand for federal trademark protection in those categories.

In addition to the opportunity to capture greater revenue and profit contribution, we believe that having such additional snack formats available in hotels creates a greater opportunity for consumer visibility, awareness, and trial.

Management expects hotel distribution to generate significant incremental sales with higher gross and net margins than the supermarket vertical, where slotting, advertising, and trade promotion expenses make profitability more difficult to attain.

Management believes widespread hotel distribution would also support the brand’s growth in the supermarket vertical, accelerating both the growth of both the Nightfood brand and the night snack category which the Company is pioneering.

Additional supermarket expansion is anticipated and would likely result in additional slotting fees either in 2022 or beyond. Retailer slotting fees are normal and customary in the consumer goods industry and are fees that certain retailers and distributors charge to introduce a new product into their available assortment.

In some cases, slotting fees, also called “new item placement fees” or “new item placement allowances” can be nominal. In other situations, slotting fees for certain retail and distribution partners could run hundreds of thousands of dollars.

We do not believe our recent decreases in slotting expense should be viewed as an indication of a trend. Rather, we believe it is simply a function of past slotting arrangements having been paid down and paid off, along with minimal new slotting fees incurred during the current fiscal year. Investors should have the expectation that Nightfood, like any growing food or beverage brand, will continue to incur slotting fees as we add new mainstream supermarket retail accounts.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results.

SEASONALITY

There is traditionally a significant amount of seasonality in the ice cream industry, with summer months historically delivering the highest consumption, and winter months delivering the lowest consumption.

As an early-stage and growing brand, the full impact of seasonality on our brand of ice cream might not be fully understood for several additional annual cycles, but early indications point to the existence of a material seasonality impact across the ice cream industry through grocery channels. Over time, should the Company successfully expand into more distribution verticals and into additional snack formats, it is possible that the impacts of seasonality could lessen.

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

COVID has directly impaired Nightfood’s ability to execute certain in-store and out-of-store marketing initiatives. For example, since the inception of COVID, the Company was unable to conduct in-store demonstrations and unable to participate in local pregnancy, baby expos, and health expos that were originally intended to be part of our marketing mix.

From both public statements, and conversations between Nightfood Management and current and former executives from certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED

September 30, 2021 and 2020.

For the three months ended September 2021 and 2020 we had Gross Sales of $189,536 and $319,324 and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $114,453 and $126,983 respectively and incurred an operating loss of $833,675 and $536,043 respectively. Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment). In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees, until the total cost of the slotting is covered. These slotting fees do not appear on the income statement as an expense. Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

GROSS SALES	For the three months period ended September 30, 2021	For the three months period ended September 30, 2020
Gross product sales	$189,536	$319,324
Less:
Slotting fees	-	(134,222)
Sales discounts, promotions, and other reductions	(75,083)	(58,119)
Net Revenues	$114,453	$126,983

The decrease in Gross Sales relative to the same period in 2020 was largely attributable to the loss of one significant account, Harris Teeter, which represented 39% of our gross sales in the three months ended September 30, 2020. During the three months ended September 30, 2021, no major new accounts were onboarded. Walmart, our largest account, started carrying Nightfood in April 2021. During the quarter ended June 30, 2021, Walmart filled their pipeline. We ship product to Walmart weekly. Because sales to date are below originally projected velocities, which management believes is largely due to sub-optimal flavor assortments in a majority of our Walmart locations, the weekly shipments are not as large as they would otherwise be, as certain warehouses already have sufficient inventory on hand of certain flavors. Management is suggesting revisions to the flavor assortment carried by Walmart for calendar 2022. This would include a focus on our more traditional flavors, including the flavors that have been selected by our hotel partner for their national rollout, as well as a focus on the geographic areas where the Nightfood brand is experiencing the strongest sales.

For the three months ended September 30 2021 and 2020, Cost of Product Sold decreased to $124,874 from $229,696. This is the result of lower gross sales as a result of a lost account, which brings about lower broker fees, less freight, and other expenses related directly to the generation of sales.

The increase in operating losses is largely the result of increased advertising, promotion, and other marketing expenses as well as a one-time expense under professional fees in conjunction with a perpetual consulting engagement related to category development and design consulting. Management believes this will deliver strong return-on-investment over time. These increases are reflected in the increase of total operating expenses from $663,026 in the three months ended September 30, 2020 to $948,128   in the 3 months ended September 30, 2021.

Customers

During the three months ended September 30, 2021, the Company had four customers accounting for over 10% of gross sales. There were two customers each accounting for approximately 20% of the gross sales and one for 17% and one for 14%.

During the three months ended September 30, 2020, one customer accounted for approximately 39% of the gross sales. One other customer accounted for approximately 21% of gross sales, and two other customers accounted for over 9% of gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had cash on hand of $471,705, receivables of $77,429 and inventory value of $491,603.

The Company believes it has sufficient cash on hand to operate until the first quarter of calendar 2022 at which time it will require additional funds for operating capital and the planned hotel rollout of its products in early 2022. We do not believe our cash on hand will be adequate to satisfy our long-term working capital needs. We believe that our current capitalization structure, combined with ongoing increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth.

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

Since our inception, we have sustained operating losses. During the three months ended September 30, 2021, we incurred a net loss of $833,675 compared to $943,824 for the three months ended September 30, 2020. During the three months ended September 30, 2021, net cash used in operating activities was $878,394 compared to net cash used of $368,159 for the three months ended September 30, 2020.

During the three months ended September 30, 2021, net cash of $0 was used in investing activities, compared to $0 for the three months ended September 30, 2020.

During the three months ended September 30, 2021, net cash aggregating $308,200 was provided by financing activities, compared to $178,897 for the three months ended September 30, 2020.

From our inception in January 2010 through September 30, 2021, we have generated an accumulated deficit of approximately $26,320,481. This is not debt and this is not an amount that needs to be paid out at any point in the future. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. Many large and successful companies have large accumulated deficits, such as Tesla and Starbucks. In our case, it is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next two to five quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in part because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2021, we issued 518,519 shares of our common stock to a consultant as consideration for services. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended September 30, 2021, we issued 3,865,000 shares of our common stock to existing holders of our Series B Preferred Stock upon conversion of such preferred stock in accordance with its terms. Upon the conversion, the Company also issued warrants to the converting preferred stockholders to purchase 3,865,000 shares of the Company’s common stock. The shares and the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

32.1	Section 1350 certification of Chief Executive Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: November 22, 2021	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)