Form 10-Q
period 2021-12-31
NightFood Holdings, Inc.
filed 2022-02-22
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At February 22, 2022 the registrant had outstanding 90,785,178 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three and six months ended December 31, 2021 and 2020

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2021 (Unaudited) and June 30, 2021	F-1
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2021 and 2020	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months and six months ended December 31, 2021 and 2020	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020	F-5
Notes to Unaudited Condensed Consolidated Financial Statements	F-6 - F-25

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$794,502	$1,041,899
Accounts receivable – net	60,679	109,589
Inventories	425,331	387,736
Other current assets	119,093	33,480
Total current assets	1,399,605	1,572,704

Total assets	$1,399,605	$1,572,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	257,802	459,703
Accrued expense-related party	-	3,000
Convertible notes payable – net of discount	80,946	-
Total current liabilities	$338,748	462,703

Commitments and contingencies		-

Stockholders’ equity:
Series A Stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	1	1
Series B Stock, ($0.001 par value, 5,000 shares authorized, and 3,835 and 4,665 issued and outstanding as of December 31, 2021 and June 30, 2021, respectively)	4	5
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 87,060,178 issued and outstanding as of December 31, 2021 and 80,707,467 issued and outstanding as of June 30, 2021, respectively)	87,060	80,707
Additional paid in capital	28,143,914	26,226,159
Accumulated deficit	(27,170,122)	(25,196,871)
Total stockholders’ equity	1,060,857	1,110,001
Total liabilities and stockholders’ equity	$1,399,605	$1,572,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2021	For the three months ended December 31, 2020	For the six months ended December 31, 2021	For the six months ended December 31, 2020

Revenues	79,374	47,210	193,827	174,193
Operating expenses
Cost of product sold	88,105	110,465	212,979	340,161
Selling, general and administrative expense	469,659	398,964	1,292,913	832,293
Total operating expenses	557,764	509,429	1,505,892	1,172,454

Loss from operations	(478,390)	(462,219)	(1,312,065)	(998,261)

Interest expense – bank debt	-	338	-	675
Interest expense - debt	4,909	125,575	4,909	209,530
Interest expense – financing cost	270,210	-	270,210	-
Amortization of debt discount	12,218	254,048	12,218	576,787
(Gain)/loss on extinguishment of debt upon notes conversion	-	(186,181)	-	2,216
Change in derivative liability	-	(57,294)	-	(264,818)
Other expense- non cash	15,192	-	15,192	19,877
Total other expense	302,529	136,486	302,529	544,267

Provision for income tax

Net Loss	(780,919)	(598,705)	(1,614,594)	(1,542,528)

Deemed dividend on Series B Stock	68,722	-	358,657	-
Net loss attributable to common shareholders	(849,641)	(598,705)	(1,973,251)	(1,542,528)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares of capital outstanding – basic and diluted	86,407,410	66,744,545	84,400,978	65,093,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and six months ended December 31, 2021 and 2020

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2021	80,707,467	$80,708	1,000	$1	4,665	$5	$26,226,159	$(25,196,871)	$1,110,001
Common stock issued for services	518,519	519					139,481		140,000
Common stock from conversion	3,865,000	3,865			(773)	(1)	(3,864)		-
Preferred B issued from private placement					335	-	335,000		335,000
Preferred B issued from private placement- financing cost							(26,800)		(26,800)
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Net loss								(833,675)	(833,675)
Balance, September 30, 2021	85,090,986	$85,091	1,000	$1	4,227	$4	$26,959,911	$(26,320,481)	$724,526
Common stock issued for services	50,500	50					15,718		15,768
Common stock from conversion	1,960,000	1,960			(392)	-	(1,960)		-
Unissued shares previously allocated for services	(41,308)	(41)					41
Discount on issuance of convertible notes							931,272		931,272
Warrants issued as financing cost							170,210		170,210
Deemed dividends associated with warrants related dilutive adjustments							68,722	(68,722)	-
Net loss								(780,919)	(780,919)
Balance, December 31, 2021	87,060,178	$87,060	1,000	$1	3,835	$4	$28,143,914	$(27,170,122)	$1,060,857

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2020	61,796,680	$61,797	1,000	$1	$13,088,177	$(17,631,122)	$(4,481,147)
Common stock issued for interest	312,938	313			36,165	-	36,478
Issuance of common stock for debt conversion	2,975,979	2,976			344,024	-	347,000
Issuance of warrants					65,711		65,711
Loss on fair value of shares issued upon debt conversion	-	-			397,532	-	397,532
Net loss						(943,824)	(943,824)
Balance, September 30, 2020	65,085,597	$65,086	$1,000	$1	$13,931,609	(18,574,946)	$(4,578,250)
Common stock issued for services	583,914	584			88,089		88,673
Common stock issued for interest	336,132	336			24,672	-	25,008
Issuance of common stock for debt conversion	2,881,220	2,881			212,119	-	215,000
Loss on fair value of shares issued upon debt conversion	-	-			(39,065)	-	(39,065)
Net loss						(598,705)	(598,705)
Balance, December 31, 2020	68,886,863	$68,887	$1,000	$1	$14,217,423	$(19,173,651)	$(4,887,339)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2021	Six months ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,614,594)	$(1,542,528)
Adjustments to reconcile net loss to net cash used in operations activities:

Warrants issued for services	-	65,711
Warrants issued for financing cost	170,210	-
Stock issued for services	155,768	88,673
Amortization of debt discount	12,218	576,787
Deferred financing cost and debt issuance cost	100,000	112,604
Change in derivative liability	-	(264,818)
Loss on extinguishment of debt upon notes conversion	-	2,216
Non cash expenses	15,167	-
Change in operating assets and liabilities
Change in accounts receivable	48,910	19,723
Change in inventory	(37,595)	109,564
Change in other current assets	(85,614)	185,859
Change in accounts payable	(201,901)	(145,947)
Change in accrued expenses	(3,000)	174,277
Net cash used in operating activities	(1,440,431)	(617,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Preferred Stock	308,200	-
Proceeds from the issuance of debt-net	884,834	540,000
Borrowings on line of credit	-	2,205
Net cash provided by financing activities	1,193,034	537,795

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(247,397)	(80,084)

Cash and cash equivalents, beginning of period	1,041,899	197,622
Cash and cash equivalents, end of period	$794,502	$117,538

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$675
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount accounted	$-	$373,612
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$-	$320,746
Stock issued for conversion of debt	$-	$562,000
Stock Issued for Interest	$-	$61,486
True-up adjustment in debt discount and derivative liability	$-	$37,360
Common stock issued for preferred stock conversion	$5,825	$-
Deemed dividend associated with preferred stock B and warrants dilutive adjustment	$358,657	$-
Debt and warrants discount accounted on convertible notes	$931,272	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Nightfood Holdings, Inc. (“we”, “us” “the Company” or “Nightfood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation from its sole shareholder, Sean Folkson. All of our operations are conducted by our Subsidiaries (Nightfood, Inc. and MJ Munchies, Inc.)

Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.nightfood.com, along with several additional web properties. Any information that may appear on our web site should not be deemed to be a part of this report.

The Company’s fiscal year end is June 30.

2.	Summary of Significant Accounting Policies	Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three and six months ended December 31, 2021 and 2020, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2021 and 2020, respectively, which are included in the Company’s June 30, 2021 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 13, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended December 31, 2021, are not necessarily indicative of results for the entire fiscal year ending June 30, 2022.

We made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on our condensed consolidated statement of financial position, results of operations or cash flows.

Use of Estimates	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF (as defined below) and derivative liability, among others.

Cash and Cash Equivalents	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $ 465,791 and $252,325 for the six months ended December 31, 2021 and 2020, respectively. The Company recorded advertising costs of $158,040 and $67,036 for the three months ended December 31, 2021 and 2020, respectively.

Income Taxes	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

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

Revenue Recognition	The Company generates its revenue by selling its products wholesale to retailers and wholesalers.

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

The Company frequently offers sales discounts and promotions to supermarket customers through various programs such as rebates, temporary price reductions, product coupons, and other trade activities. This is standard practice for consumer products in the competitive and price-sensitive supermarket space. The Company records these activities as a reduction of gross sales as part of the calculation to arrive at reported net revenue.

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

Concentration of Credit Risk	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2021 and June 30, 2021, the Company did not have any uninsured cash deposits.

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

Debt Issue Costs	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount. The debt issuance costs paid to the third party consultant was directly expensed as incurred.

Original Issue Discount	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Trinomial Tree option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on derivative liability under the line item “change in derivative liability”.

Derivative Financial Instruments	The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Trinomial Tree option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.

The Company has adopted ASU 2017-11, Earnings per share (Topic 260), provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

If the down round feature in the warrants that are classified as equity is triggered, the Company will recognize the effect of the down round as a deemed dividend. While the Company currently has no plans to attempt to pay dividends for the foreseeable future to any stockholders, such a deemed dividend would reduce the income available to common stockholders in the hypothetical scenario where a dividend were to be contemplated.

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

Customer Concentration

During the six months ended December 31, 2021, the Company had one customer account for 26% of the gross sales. One other customer accounted for 18% of the gross sales and two other customers each account for more than 10% of the gross sales. During the six months ended December 31, 2020, the Company had one customer account for approximately 33% of the gross sales, one customer accounted for approximately 19% of gross sales, and one customer accounted for over 10% of gross sales.

During the three months ended December 31, 2021, the Company had one customer account for 36% of the gross sales. One other customer accounted for 22% of the gross sales. During the three months ended December 31, 2020, the Company had one customer account for approximately 25% of the gross sales. One other customer accounted for approximately 20% of gross sales, and two other customers accounted for over 10% of gross sales.

Vendor Concentration

During the three and six-month periods ended December 31, 2021, no vendors accounted for more than 10% of the Company’s operating expenses

During the three-month period ended December 31, 2020, no vendors accounted for more than 10% of the Company’s operating expenses. During the six-month period ended December 31, 2020, one vendor accounted for more than 10% of the Company’s operating expenses.

Receivables Concentration	As of December 31, 2021, the Company had receivables due from eight customers, of which one customer accounted for 42% of the total balance, one customer accounted for 27% of the total balance, one customer accounted for 14% of the total balance and two customers each accounted for 10% of the total balance. As of June 30, 2021, the Company had receivables due from five customers, of which one customer accounted for over 73% of the total balance (this customer operates 42 distribution centers), and one of the remaining four accounted for 11.5% of the total balance.

Income/Loss Per Share	Net income/loss per share data for both the three and six-month periods ending December 31, 2021 and 2020, are based on net income/loss available to common shareholders divided by the weighted average of the number of common shares outstanding. The Company does not present a diluted Earnings per share as the convertible debt and interest that is convertible into shares of the Company’s common stock would not be included in this computation, as the Company is generating a loss and therefore these shares would be antidilutive.

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

During the three and six month periods ended December 31, 2021 and 2020, there were no impairments on intangible assets.

Reclassification	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements	In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all investments in equity securities with readily determinable fair value to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and removes the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. For public companies, the new standard is effective for annual periods beginning after December 15, 2017, including interim periods within the fiscal year. For all other entities, including emerging growth companies, ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company evaluated the impact on the financial statements and implemented the provisions of ASU 2016-01 for the annual financial statements for the year ended June 30, 2020. This new standard did not have a material impact on our financial statements or related disclosures.

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASC Update No 2018-02 (Topic 220) Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASC update allows for a reclassification into retained earnings of the stranded tax effects in accumulated other comprehensive income resulting from the enactment of the Tax Cuts and Jobs Act. The updated guidance is effective for interim and annual periods beginning after December 15, 2018. We adopted this guidance effective July 1, 2019. The adoption of this guidance did not materially impact our financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company believes the adoption of this guidance will not materially impact its financial statements and related disclosures.

The Company will continue to monitor these and other emerging issues to assess any potential future impact on its financial statements.

3.	Going Concern	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business remains unproven and may not ever attain profitability, no certainty of continuation can be stated.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended December 31, 2021, the Company had a net loss of $1,614,594, negative cash flow from operations of $1,440,431 and accumulated deficit of $27,170,122.

The Company believes it has sufficient cash on hand to operate into the second half of calendar 2022 at which time it will require additional funds for operating and growth capital.  Although internal projections include several realistic scenarios in which the Company could attain profitability in calendar 2022, we must account for the likelihood that our cash on hand will not be adequate to satisfy our long-term working capital needs.

We believe that our current capitalization structure, combined with anticipated increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth.

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

There is still potential uncertainty resulting from the outbreak of the novel coronavirus (COVID-19) (the “Pandemic”), including those potentially related to measures to reduce its spread, and the impact on the economy. Rates of unemployment, recession, inflation, and other possible unforeseen factors could also have an impact.

From both public statements, and conversations between Nightfood management and current and former executives from certain global food and beverage conglomerates, management believes that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to ongoing declines in consumer sleep quality and increases in at-home nighttime snacking, both trends believed to be accelerated by COVID.

The Company has experienced no material issues with supply chain or logistics. Order processing function has been consistent with historical norms, and the Company’s major suppliers and manufacturers have represented that their operations are continuing in the ordinary course.

It is possible that the fallout from the Pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering the Company unable to meet certain debts and expenses.

More directly, the Pandemic has impaired the Company’s ability to execute certain in-store and out-of-store marketing initiatives within the normal course of supermarket business. For example, since the inception of the Pandemic, the Company was unable to conduct in-store demonstrations and unable to participate in local pregnancy, baby expos, and health expos that were originally intended to be part of our marketing mix. Furthermore, we have experienced some Pandemic-related delays to our national hotel rollout.

Additionally, with more consumers shopping online, both for delivery or at-store pickup, the opportunity for shoppers to learn about new brands at the supermarket shelf has been somewhat diminished. Management is working to identify opportunities to build awareness and drive supermarket trial and growth under these new circumstances, while simultaneously executing a strategic pivot to focus on hotel distribution for immediate growth.

It is impossible to know what the future holds with regard to the Pandemic, both for the Company and in the broader sense. There are many uncertainties regarding the Pandemic, and the Company is closely monitoring the impact of the Pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. It is impossible to know what the future holds with regard to the Pandemic, both for the Company and in the broader sense. Emergence of recent variants such as Delta and Omicron have shown us that there remain many uncertainties regarding the Pandemic, and the Company is closely monitoring the impact of the Pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners.

It is difficult to know if the Pandemic has materially impacted the results of operations of the Company, and it is unable to predict the impact that the Pandemic will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the Pandemic and intends to make adjustments accordingly, if necessary.

4.	Accounts receivable	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for December 31, 2021 and June 30, 2021, respectively.

5.	Inventories	Inventory consists of the following at December 31, 2021 and June 30, 2021,

	December 31, 2021	June 30, 2021
Finished goods – ice cream	$345,792	$338,369
Raw material – ingredients	42,792	14,760
Packaging	61,149	59,010
Allowance for unsaleable	(24,403)	(24,403)
TOTAL	$425,331	$387,736

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	Other current assets consist of the following vendor deposits at December 31, 2021 and June 30, 2021. The majority of this amount relates to deposits to third party vendors for inventory and services.

	December 31, 2021	June 30, 2021
Vendor deposits – Other	$119,093	$33,480
TOTAL	$119,093	$33,480

7.	Other Current Liabilities	●	Other current liabilities consist of the following at December 31, 2021 and June 30, 2021,

	December 31, 2021	June 30, 2021
Accrued consulting fees – related party	$-	3,000
TOTAL	$-	3,000

8.	Convertible Notes Payable	●	Convertible Notes Payable consist of the following at December 31, 2021,

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

On December 10, 2021, the Company entered into a definitive securities purchase agreement (the “Securities Purchase Agreement or Transaction”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i)$1,086,956.52 in principal amount of Original Issue Discount Senior Secured Convertible Notes (the “Notes”) for $1,000,000 (representing a 8% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 4,000,000 shares of the Company’s common stock (the “Warrants”) in a private placement (the “Offering”). Each note featured an 8% original issue discount, resulting in net proceeds to the Company of $500,000 for each of the two notes. The Notes have a maturity of December 10, 2022, an interest rate of 8% per annum, and are convertible at a fixed price of $.25 per share of Company common stock, with provisions for conversions at a fixed price of $.20 per share of Company common stock should the closing trading price of our common stock be below $.20 per share after June 10, 2022, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Debentures do not have any price protection or price reset provisions with respect to future issuances of securities. These notes are secured by Company assets as well as by a personal stock pledge from CEO Sean Folkson. The Notes have provisions allowing for repayment at any time at 115% of the outstanding principal and interest within the first three months, and 120% of the outstanding principal and interest at any time thereafter.

The Warrants are initially exercisable at 0.25 per share and, are subject to cashless exercise after six months if the shares underlying the Warrants are not subject to an effective resale registration statement. The Warrants are also subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Warrants do not have any price protection or price reset provisions with respect to future issuances of securities.

In connection with Securities Purchase Agreement, the Company will issue to the Placement Agent (as defined below), an aggregate of 878,260 Common Stock purchase warrants (“PA Warrants”). The PA Warrants are substantially similar to the Warrants. The fair value of the PA Warrants at issuance was estimated to be $170,210 based on a risk-free interest rate of 1.25%, an expected term of 5 years, an expected volatility of 142.53% and a 0% dividend yield.

Spencer Clarke Holdings LLC (“Placement Agent”) acted as the placement agent, in connection with the sale of the securities pursuant to the Securities Purchase Agreement. Pursuant to an engagement agreement entered into by and between the Company and the Placement Agent, the Company agreed to pay the Placement Agent a cash commission of $100,000. Pursuant to the discussion above, the Company also issued an aggregate of 878,260 PA Warrants to the Placement Agent.

The gross proceeds received from the Offering were approximately $1,000,000. The cash Placement Agent fees of $100,000 was paid in separately. Also, the Company reimbursed the lead Purchaser $15,192 for legal fees, which was deducted from the required subscription amount to be paid.

The Company evaluated all of the associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

In accordance with ASC 470- Debt, the Company first allocated the cash proceeds to the loan and the warrants on a relative fair value basis, secondly, the proceeds were allocated to the beneficial conversion feature.

●	Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of December 31, 2021:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2020	$2,935,400	$(605,211)	$2,330,189
Convertible notes payable issued during FISCAL YEAR ENDED June 30, 2021	822,800		822,800
Notes converted into shares of common stock	(1,433,000)		(1,433,000)
Debt discount associated with new convertible notes		(512,993)	(512,993)
Amortization of debt discount		814,769	814,769
True-up adjustment in debt discount and derivative liability		(37,360)	(37,360)
Notes retired due to refinancing	(2,325,200)	340,795	(1,984,405)
Balance at June 30, 2021	-	-	-
Convertible notes payable issued during six months ended December 31, 2021	1,086,957		1,086,957
Debt discount associated with new convertible notes		1,018,229	1,018,229
Amortization of debt discount		(12,218)	(12,218)
Balance at December 31, 2021	$1,086,957	$1,006,011	$80,946

Amortization related to debt discount expense for the six months ended December 31, 2021 and 2020, totaled $12,218 and $576,787, respectively and amortization expense for the three months ended December 31, 2021 and 2020, totaled $12,218 and $254,048 respectively.

As of December 31, 2021 and June 30, 2021, the unamortized portion of debt discount was $1,006,011 and $0, respectively.

Interest expense for the six months ended December 31, 2021 and 2020, totaled $4,909 and $195,530, respectively, and interest expense for the three months ended December 31, 2021 and 2020, totaled $4,909 and $111,575, respectively.

As of December 31, 2021 and June 30, 2021, the accrued interest related to convertible notes was $4,909 and $0, respectively.

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

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of June 30, 2021 and December 31, 2021:

Derivative liability as of June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2021	512,993
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	(853,329)
Notes retired due to refinancing	(1,287,662)
Derivative liability as of June 30, 2021	$-
Change	-
Balance at December 31, 2021	$-

Change in derivative liability for the six months ended December 31, 2021 and 2020, totaled $0 and $264,818, respectively and change in derivative liability for the three months ended December 31, 2021 and 2020, totaled $0 and $57,294, respectively.

As of December 31, 2021, and June 30, 2021, the derivative liability related to convertible notes was $0 and $0, respectively.

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

●	The Company had 87,060,178 and 80,707,467 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2021, and June 30, 2021, respectively.

●	During the three months ended December 31, 2021 and 2020, the Company issued 50,500 shares and 583,914 shares of common stock for services valued at $15,768 and $88,673, respectively.

●	During the three months ended December 31, 2021, the Company reversed an entry relating to 41,308 shares that had previously been allocated for services but remained unissued. In 2020, there were no such related transactions.

●	During the three months ended December 31, 2020 the Company issued 2,881,220 shares in regards to debt being converted into stock valued at $215,000, and issued 336,132 shares of common stock valued at $25,008 as part of a loan agreement and payment of interest as part of the debt conversion. In 2021, there were no such related transactions.

●	During the three months ended September 30, 2021, the Company issued an aggregate of 518,519 shares of its $0.001 par value common stock for services valued at $140,000. During the three months ended September 30, 2020, the Company issued an aggregate of 0 shares of its $.001 par value common stock for services valued at $0.

●	During the three months ended September 30, 2021, holders of the Company’s Series B Preferred Stock converted 773 shares of Series B Preferred Stock into 3,865,000 shares of its common stock

●	During the three months ended September 30, 2020 the Company issued 2,975,979 shares in regards to debt being converted into stock valued at $347,000, and issued 312,938 shares of common stock valued at $36,478 as part of a loan agreement and payment of interest as part of the debt conversion.

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

The Company had 1,000 and 1,000 shares of its $0.001 par value preferred Series A stock issued and outstanding as of December 31, 2021, and June 30, 2021, respectively.

Series B Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as Series B Preferred Stock (“B Stock”), each Series B share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with a strike price of $.30

The Company had 3,835 and 4,665 shares of its $0.001 par value Series B Preferred Stock issued and outstanding as of December 31, 2021, and June 30, 2021 respectively.

During the three months ended December 31, 2021, holders of the Company’s Series B Preferred Stock converted 392 shares of Series B Preferred Stock into 1,960,000 shares of its common stock. In 2020, there were no such related transaction.

During the three months ended December 31, 2021 and 2020, no shares of B Stock were issued to investors.

During the three months ended September 30, 2021, holders of the Company’s Series B Preferred Stock converted 773 shares of Series B Preferred Stock into 3,865,000 shares of its common stock. In 2020, there were no such related transaction.

During the three months ended September 30, 2021, the Company sold 335 shares of its $0.001 par value Series B Preferred Stock for gross cash proceeds of $335,000. These proceeds were used for operating capital. The Series B stock meets the criteria for equity classification and is accounted for as equity transactions. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the Series B stock does not have to be redeemed on a specified date. In 2020, there were no such related transaction.

Dividends

The Company has never declared dividends, however as set out below, during the six months ended December 31, 2021, upon issuance of a total of 335 shares of Series B Preferred stock the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction. There were no sales of Series B Preferred stock in the three months ended December 31, 2021.

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

During the three months ended September 30, 2021, holders of the Company’s Series B Preferred Stock converted 773 shares of Series B Preferred Stock into 3,865,000 shares of its common stock, along with 3,865,000 warrants issued to those holders

During the three months ended December 31, 2021, (i) holders of the Company’s Series B Preferred Stock converted 392 shares of Series B Preferred Stock into 1,960,000 shares of its common stock, along with 1,960,000 warrants issued to those holders with an initial exercise price of $.30 per share, (ii) 4,000,000 warrants were issued to the holder of the convertible notes in conjunction with the notes with an initial exercise price of $.25 per share, and (iii) 878,260 warrants issued to the placement agent with an initial exercise price of $.25 per share. The Company valued these warrants using the Black Scholes model utilizing a 143.39% volatility and a risk-free rate of 1.25%

During the six months ended December 31, 2020 the Company entered into a warrant agreement with one of the Company’s vendors issuing 500,000 warrants at a strike price of $0.50 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.29%

The aggregate intrinsic value of the warrants as of December 31, 2021 is $297,500.

Exercise Price	June 30, 2021	Issued in FY 2022	Expired	December 31, 2021
$0.01	1,600,000		-	1,600,000
$0.15	500,000		-	500,000
$0.20	2,250,000			2,250,000
$0.25		4,878,260		4,878,260
$0.30	2,650,000	5,825,000	-	8,475,000
$0.40	150,000		-	150,000
$0.50	500,000		-	500,000
$0.75	300,000		300,000	-
$1.00	100,000		100,000	-
	8,050,000	10,703,260	400,000	18,353,260

Certain warrants in the above table include dilution protection for the warrant holders, which could cause the exercise price to be reduced as a result of a financing event at a valuation below the exercise price in effect at the time. For example, as a result of the convertible note financing, we completed in December 2021 which would allow the new noteholders to convert their debt to shares of common stock at an exercise price of $.25/share, some of the $.30 warrants outstanding in the table above had their exercise price reduced from $.30 to $.2952. This reduction of less than half a penny in the exercise price of the 25,000,000 warrants associated with our Class B Preferred stock would result in proceeds to the Company of $7,380,000 rather than $7,500,000 should all those warrants be exercised. The result of the warrant exercise price downward adjustment on modification date was treated as a deemed dividend and fully amortized on the transaction date, and the Company recorded $68,722 to additional paid in capital and retained earnings for a null effect on the Company’s balance sheets.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2021, and June 30, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Trinomial Tree option pricing formula.

13.	Commitments and Contingencies:	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company advisor that called for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $.15 per share, of which all have vested.

CEO Sean Folkson has a twelve-month consulting agreement which went into effect on January 1, 2022, which effectively served as an extension to, and reset of, his previous twelve-month consulting agreement with minor modifications to the available bonuses. Both contracts had provisions which would reward him with bonuses earned of 1,000,000 warrants at a strike price of $.50 should the Company record its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 5,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded 500,000 warrants with a strike price of $.50 should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the twelve-month term of the Agreement, and 1,000,000 Warrants with a $.50 strike price should the Company and its subsidiaries on a consolidated basis generate $1,000,000 or more in Net Revenue through sales of product through “non-traditional” retail channels, such as hotels and college campuses, during the twelve-month term of this agreement. As of December 31, 2021, those conditions were not met and therefore nothing was accrued related to this arrangement.

Under Mr. Folkson’s consulting agreement, in January of 2023, an analysis will be done of the Company’s consolidated Calendar Year 2022 Gross Sales. Should the Company have achieved consolidated Gross Sales in excess of $3,000,000 in the Calendar Year 2022, Consultant’s monthly consulting rate of $6,000 per month as stated in this agreement shall be adjusted to $12,000 per month, retroactive to January 1, 2022.

Litigation: From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Coronavirus (COVID-19): On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continues to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the Pandemic has had a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic remains highly uncertain and subject to change.

It is impossible to know what the future holds with regard to the Pandemic, both for the Company and in the broader sense. Emergence of recent variants such as Delta and Omicron have shown us that there remain many uncertainties regarding the Pandemic, and the Company is closely monitoring the impact of the Pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners.

While it seems many aspects of life are currently moving towards a return to what life was like prior to the initial COVID outbreak, the extent of the ultimate impact of the pandemic on the Company’s operational and financial performance remains uncertain.

14.	Related Party Transactions

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three-month period ended December 31, 2021, and $36,000 for the six-month period ended December 31, 2021, reflected in accrued expenses – related party with a balance of $0 and $9,974 at December 31, 2021 and December 31, 2020, respectively.

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

In addition, the Company made bonuses available to Mr. Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Mr. Folkson warrants with a $.50 and $1.00 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of December 31, 2021, those conditions were not met and therefore nothing was accrued related to this arrangement.

15.	Subsequent Events	●	Subsequent to December 31, 2021, holders of Company Series B Preferred Stock converted an aggregate of 425 Class B Shares into 2,125,000 shares of Company common stock.

		●	On January 28, 2022, Spencer Clarke Management LLC exercised 1,600,000 warrants for Company common stock at an exercise price of $.01 per share. 360,000 of these warrants were earned by the recipient in February 2021 and the balance of 1,240,000 in April of 2021 as a result of Spencer Clarke assisting the Company in successfully closing the Company’s Class B Preferred financing round that month. The recipient accepted these warrants in lieu of a cash retainer for services rendered.

●

On January 20, 2022, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with its Chairman, CEO and largest shareholder, Sean Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson is the direct or indirect owner of 16,776,644 share of the Company’s common stock (the “Shares”), and Mr. Folkson has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2023. The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement currently in place between the Company and Mr. Folkson, which expired in accordance with its terms on February 4, 2022.

The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company common stock at an exercise price of $.30 per share, which warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project,” “will” and other words of similar meaning. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. In furtherance of the foregoing, while we believe that our previously disclosed planned hotel roll-out is expected to commence during the fiscal quarter ending March 31, 2022, we can give no assurance that in fact the roll-out will not be delayed further, or that the roll-out will occur in the manner and scope we are contemplating or at all. As of the date of filing of this Quarterly Report on Form 10-Q, we have not received any definitive purchase orders with respect to the hotel roll-out.

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

OVERVIEW

Nightfood solves the nighttime snacking problem.

Research indicates that humans are biologically hard-wired to load up on sweets and fats at night. Loading a surplus of fuel into the body before the long nightly fast is believed to be an outdated survival mechanism from our hunter-gatherer days. Unfortunately, while modern consumers know this type of consumption isn’t necessary for survival, willpower also weakens at night, so consumers are more likely to succumb to these cravings for excess “survival calories”.

As a result, over 85% of adults report snacking regularly between dinner and bed, resulting in an estimated 700 million nighttime snack occasions weekly, and an annual spend on night snacks of over $50 billion. Because of our hard-wired evolutionary preferences for calorie-dense choices that increase the odds of short-term survival, the most popular nighttime snacks are ice cream, cookies, chips, and candy. These are all understood to be generally unhealthy. They can also impair sleep quality.

In recent years, billions of dollars of consumer spend have shifted to better-for-you versions of consumers’ favorite snacks. But none of those products were specifically formulated to nutritionally support better sleep. Nightfood snacks are not only formulated to be better-for-you, but they’re also formulated by sleep experts and nutritionists to provide a better nutritional foundation for sleep

Almost half of all snacking takes place between dinner and bed. Nutrition is an important part of sleep-hygiene, because what one eats at night impacts sleep. Recent industry surveys indicated that most modern consumers have begun to seek functional benefits from their snacks, and most consumers would also prefer better sleep.

As the pioneers of the nighttime snacking category, Nightfood accepts the responsibility to educate consumers and build the awareness required to grow the nighttime segment of the snack market. Along with that responsibility comes the opportunity to be the category king. We envision a future where nighttime specific, sleep-friendly snacks comprise a multi-billion-dollar segment of the estimated $120 billion American snack market.

Management believes latent consumer demand exists for better nighttime snacking options, and that a new consumer category, consisting of nighttime specific snacks, is set to emerge in the coming years. This belief is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond. In recent years, CEO’s and other executives from major consumer goods conglomerates such as Nestle, PepsiCo, Mondelez, and Kellogg’s have commented on consumer nighttime snack habits and alluded to the opportunity that might exist in solving this problem for the marketplace.

Nightfood has established a highly credentialed Scientific Advisory Board consisting of sleep and nutrition experts to drive product formulation decisions and provide consumer confidence in the brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over fifteen years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Dr. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Dr. Broch also has a master’s degree in human nutrition. This combination allowed her to play an important role in the reformulation of our nutrition bars, the development of Nightfood ice cream, and formulations of future Nightfood snacks currently in development. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

Management envisions the Nightfood brand ultimately as a “platform brand”, meaning future offerings would not necessarily all remain within the ice cream or frozen food category. Possibilities exist to expand the product line into additional snack formats that are popular with consumers at night, including things like cookies, chips, and other formats.

Compared to regular ice cream, Nightfood is formulated with more tryptophan, more vitamin B6, more calcium, magnesium, and zinc, more protein and more prebiotic fiber. Nightfood also contains less fat, less sugar, and fewer calories than traditional ice cream, and is lactose free.

Each new Nightfood snack format would be expected to deliver sleep-friendly snacking in a way that is most appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips but may be more sleep-friendly in other ways.

In February of 2019, it was announced that Nightfood had won the 2019 Product of the Year Award in the ice cream category in a Kantar innovation survey of over 40,000 consumers. In June of 2019, it was announced that Nightfood won both the Best New Ice Cream and Best New Dairy Dessert awards at the World Dairy Innovation Awards.

In November of 2021, Nightfood won the Real California Milk Excelerator Dairy Innovation competition, with a top prize of $150,000 in marketing support. Executives and judges from the California Milk Advisory Board and entities such as Hershey’s commended the unique problem the Nightfood brand addresses for consumers, and the opportunities and strategic advantages afforded by widespread hotel distribution for a brand pioneering sleep-friendly nighttime snacking.

Nightfood has secured distribution in divisions of some of the largest supermarket chains in the country and has received media coverage in outlets such as The Today Show, Oprah Magazine, The Rachael Ray Show, Food Network Magazine, The Wall Street Journal, USA Today, The Washington Post, Fox Business News, and many more media outlets.

RECENT EVENTS - DEVELOPMENT PLANS

Hotel Distribution

In pioneering the nascent nighttime snacking category, Nightfood is in the process of executing a strategic pivot. We are temporarily shifting growth focus away from the crowded, expensive, and highly competitive supermarket vertical while targeting brand, revenue, and category growth through national hotel distribution.

Management believes Nightfood is uniquely advantaged over other snack brands in the potentially lucrative hospitality vertical due to an inherent and implied obligation that exists for hotels to support better sleep for their guests.

Nightfood was invited to participate in a 2021 retail pilot test of Nightfood pints for sale in hotel lobby shops, initiated and conducted by one of the largest and most prestigious global hotel brands. Since the test was first announced in early 2021, both the completion of the test and the initiation of the national rollout have each encountered delays which we were informed were directly tied to COVID-19 as well as general challenges faced by the hospitality industry regarding staffing and other related issues.

With that test having been declared a success by the hotel brand, Nightfood ice cream pints are poised to be introduced into several major hotel chains during calendar 2022 and beyond. On February 7, 2022, an updated timeline was presented to Management by the testing hotel brand reflecting a delay of a few weeks. As of the time of this filing, initial purchase orders into national hotel distribution have not been received, but they are expected to be received in the current quarter, ending March 31, 2022.

We view these most recent delays as immaterial. While we would like to launch as quickly as possible, we do not believe there is a material impact on our future prospects whether the hotel rollout were to start a few weeks earlier or later. In addition, sales conversations continue to advance with other hospitality vertical decision makers, and management remains confident that the Nightfood brand footprint in hospitality will grow rapidly once initial purchase orders are received, both in terms of number of points of distribution, and in terms of the number of Nightfood snack formats being carried by hotels.

Management has identified over 40 hotel chains totaling over 26,000 properties in the United States as distribution targets for Nightfood sleep-friendly snacks. It is estimated that approximately 20,000 of these have freezers and sell ice cream. In September of 2021, the Company had stated the goal of having secured distribution for Nightfood snacks in 7,500 hotels by July 31, 2022. Because of modifications to launch timelines by the expected initial hotel brand, we have adjusted the timing of that target so that our goal is now to secure distribution in 7,500 hotel properties within nine months of initial hotel introduction. It remains our goal to have Nightfood established as a de facto hotel industry standard, and to have secured distribution in more than fifty percent of the more than 26,000 identified properties, by the second half of calendar 2023.

As we work to advance our distribution goals, the Company recently signed an agreement with a major global hospitality industry group purchasing organization (“GPO”) that services more than 11,000 hotel properties in the United States, across many of the leading global hotel brands. This agreement was executed on February 19, 2022, and goes into effect on March 1, 2022. Nightfood Management is confident hotel purchase orders will soon be received. However, this agreement is not a purchase order and does not guarantee purchase orders will be received.

We have also engaged iDEAL Hospitality Partners Group to secure distribution partnerships with additional global hotel brands, oversee hospitality-related business development initiatives, and provide sales and support during the national hotel rollout. With support from iDEAL, we are in discussions with multiple global hotel brands, numerous hotel management companies, and some of the largest group purchasing organizations in the industry.

The unit economics of hotel distribution project to be materially superior to the economics of operating in the supermarket space. Line items such as slotting fees, advertising, and price promotions (both to consumers and the trade) make the supermarket vertical a much more expensive place to do business compared to hotels.

Based on the results from the 2021 test, we anticipate that distribution of our ice cream pints in approximately 4,000 hotel locations would bring the company to profitability. Should we succeed in securing hotel distribution for additional snack formats, we would expect an increase in hotel revenue per property, meaning fewer properties would be needed to reach break-even.

To take maximum advantage of opportunity presented by widespread hotel distribution, Nightfood is developing additional snack formats to supplement ice cream pints in that vertical. These include single-serve ice cream sandwiches as well as snacks in other, non-frozen, formats.

We have already received confirmation of interest from decision makers at a major hotel chain in testing and adding additional Nightfood snack formats currently under development. Securing distribution for these additional snack formats in our hotel properties could help us reach our 2023 revenue target of $10 in revenue per hotel per day.

In addition to projected profitability resulting from a successful hotel roll-out, we believe that having such additional snack formats available in hotels creates a greater opportunity for consumer visibility, awareness, and trial. Widespread hotel distribution across multiple snack formats projects to accelerate consumer adoption of the nighttime snack category, driving awareness that what one eats at night can impact their sleep quality.

We intend to leverage national hotel distribution to advance the narrative to consumers that what you eat, especially at night, can impact your sleep. We further believe that distribution in leading global hotel chains will serve as an economic moat, providing a measure of insulation against competitors. At the same time, the de facto endorsement from the world’s most trusted hotel brands would translate to credibility for our brand, helping to establish and maintain Nightfood as the nighttime snacking “category king”.

Supermarket Distribution

We were recently notified that Nightfood pints are being rotated out of distribution in Shaw’s and Walmart for 2022. In both cases, the category manager that shared our vision and originally made the decisions to make Nightfood products available to their shoppers each left their positions before Nightfood became available in their chains. We believe that, over time, our sales did not show enough growth for the new decision-makers to stick with the product that they were not directly involved in bringing in. We are still receiving and fulfilling Walmart orders weekly consistent with historical patterns; however, we expect these orders to stop in the short term. Jewel-Osco has confirmed Nightfood will remain in the set for 2022. We continue to work closely with the category manager at Jewel-Osco who made the decision to add Nightfood over two years ago to drive continued growth.

Management believes that revenue from ice cream pint distribution in approximately 200-300 hotels would offset the lost revenue from our reduced supermarket distribution, with lower expenses, reduced losses, and markedly higher contribution margin

During summer and fall of 2021, after we were informed of the national hotel rollout, we did engage in distribution discussions with a several supermarket chains discussing distribution for 2022 and beyond. We communicated to our target chains that it was our intent to establish a stronghold in the hotel vertical before seeking significant new supermarket distribution for our ice cream pints.

SLOTTING FEES

Slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment.

Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees and other expenses including promotions, rebates, and coupons. In those situations, the Gross Sales number is reduced, dollar for dollar, by the sum of these fees. These fees do not appear on the income statement as an expense. Rather, they are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against the total of these fees, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

Additional future supermarket distribution would likely result in additional slotting fees either in 2022 or beyond. Retailer slotting fees are normal and customary in the consumer goods industry and are fees that certain retailers and distributors charge to introduce a new product into their available assortment.

In some cases, slotting fees, also called “new item placement fees” or “new item placement allowances” can be nominal. In other situations, slotting fees for certain retail and distribution partners could run hundreds of thousands of dollars.

We do not believe our recent decreases in slotting expense should be viewed as an indication of a trend. Rather, we believe it is simply a function of past slotting arrangements having been paid down and paid off, along with minimal new slotting fees incurred during recent quarters. Investors should have the expectation that Nightfood, like any growing food or beverage brand, will again incur slotting fees as we add new mainstream supermarket retail accounts in the future.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results.

SEASONALITY

As we make the pivot away from a focus on sales of ice cream through traditional supermarket channels to a more hotel-focused snack company, we believe there’s a possibility that some seasonality will be experienced in which sales could increase during peak travel seasons.

At these early stages, this is just a hypothesis, and we expect to learn more about the possible impacts of seasonality on our business during the coming years.

CORONAVIRUS (COVID-19)

There is still potential uncertainty resulting from the outbreak of the novel coronavirus (COVID-19) (the “Pandemic”), including those potentially related to measures to reduce its spread, and the impact on the economy. Rates of unemployment, recession, inflation, and other possible unforeseen factors could also have an impact.

From both public statements, and conversations between Nightfood management and current and former executives from certain global food and beverage conglomerates, it has been affirmed to management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to ongoing declines in consumer sleep quality and increases in at-home nighttime snacking, both trends believed to be accelerated by COVID.

The Company has experienced no material issues with supply chain or logistics. Order processing function has been consistent with historical norms, and the Company’s manufacturers have represented that their operations are continuing in the ordinary course.

It is possible that the fallout from the Pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering the Company unable to meet certain debts and expenses.

More directly, the Pandemic has impaired the Company’s ability to execute certain in-store and out-of-store marketing initiatives within the normal course of supermarket business. For example, since the inception of the Pandemic, the Company was unable to conduct in-store demonstrations and unable to participate in local pregnancy, baby expos, and health expos that were originally intended to be part of our marketing mix.

Additionally, with more consumers shopping online, both for delivery or at-store pickup, the opportunity for shoppers to learn about new brands at the supermarket shelf has been somewhat diminished. Management is working to identify opportunities to build awareness and drive supermarket trial and growth under these new circumstances, while simultaneously executing a strategic pivot to focus on hotel distribution for immediate growth.

We experienced some Pandemic-related delays to our national hotel rollout. However, hotel sales testing conducted by a leading global hotel brand showed strong sales velocities in hotel lobby shops. As the testing itself was conducted during the Pandemic, we are of the belief that strong sales can be expected as the rollout is executed. We do not expect significant hotel shutdowns or reductions in hotel occupancy the likes of which were seen in the early and middle part of 2020, unless the Pandemic again surges through new variants or for other reasons.

It is impossible to know what the future holds with regard to the Pandemic, both for the Company and in the broader sense. Emergence of recent variants such as Delta and Omicron have shown us that there remain many uncertainties regarding the Pandemic, and the Company is closely monitoring the impact of the Pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. It is difficult to know if the Pandemic has materially impacted the results of operations of the Company, and it is unable to predict the impact that the Pandemic will have on its financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the Pandemic and intends to make adjustments accordingly, if necessary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2021 AND 2020.

For the three months ended December 31, 2021 and 2020 we had Gross Sales of $104,463 and $142,863 and Net Revenues (Net Revenues are defined as Gross Sales, less slotting fees, promotions, rebates, coupons and sales discounts, and certain other revenue reductions) of $79,374 and $47,210 respectively and incurred a net operating loss of $478,390 and $462,219 respectively.

	Three Months Ended December 31,
	2021	2020
Gross product sales	$104,463	$142,863
Less:
Slotting fees	$-	$(49,370)
Sales discounts, promotions, and other reductions	(25,089)	(46,283)
Net Revenues	$79,374	$47,210

The decrease in Gross Sales relative to the same period in 2020 was largely attributable to the loss of one significant account, Harris Teeter, which represented 20% of our gross sales in the three months ended December 31, 2021. During the three months ended December 31, 2021, no major new accounts were onboarded. Walmart is currently our largest account, with Gross Sales of $37,409 for the three months ended December 31, 2021, and Shaw’s is currently our second largest account, with Gross Sales of $23,010 for the three months ended December 31, 2021. We have been notified that Walmart plans to discontinue offering Nightfood for sale in their stores; however, as of February 22, 2022, we are still receiving and fulfilling Walmart orders weekly consistent with historical patterns. We have also been notified that our products will be rotated out of Shaw’s locations in 2022. We expect that our Gross Sales attributable to supermarket sales will continue to decrease in at least the short term, as we rotate out of Walmart and Shaw’s; however, we expect that our upcoming hotel roll-out to offset the loss of these sales. To quantify, gross sales to these two accounts totaled $60,419 during the three months ended December 31, 2021. Based on the results of the 2021 hotel retail pilot test, our projections indicate that new distribution in approximately 200-300 hotel locations would bring an increase in gross sales that would offset the decrease from this reduction in supermarket distribution. Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales will be conducted at full wholesale pricing, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the three months ended December 31 2021 and 2020, Cost of Product Sold remained relatively consistent, at $88,105 from $110,465.

For the three months ended December 31 2021 and 2020, Selling, General, and Administrative expenses increased to $469,659 from $398,964. To fully capitalize on the hotel opportunity, we have made certain investments in marketing consulting related to category development and design, as well as investing in the development of additional snack formats to more rapidly scale revenue and consumer trial. These future-focused investments account for much of this increase.

For the three months ended December 31 2021 and 2020, total operating expenses increased to $557,764 from $509,429. This is due largely to the increases in Selling General, and Administrative expenses mentioned in the previous paragraph.

For the three months ended December 31 2021 and 2020, total Other Expenses increased to $302,529 from $136,486. A large component of the other expenses category is expenses related to financing events.

For the three months ended December 31 2021 and 2020 we incurred net losses of $780,919 and $598,705 respectively. This increase in net losses is due largely to increases in other expenses related to our recent financing along with increases in storage, marketing consulting, legal fees, and research & development of new products.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2021 AND 2020.

For the six months ended December 31, 2021 and 2020 we had Gross Sales of $293,394 and $462,187 and Net Revenues of $193,827 and $174,193, respectively, and incurred operating losses of $1,312,065 and $998,261 respectively.

	Six Months Ended December 31,
	2021	2020
Gross product sales	$293,394	$462,187
Less:
Slotting fees	$-	$(183,591)
Sales discounts, promotions, and other reductions	(99,567)	(104,402)
Net Revenues	$193,827	$174,193

The decrease in Gross Sales relative to the same period in 2020 was largely attributable to the loss of one significant account, Harris Teeter, which represented 33% of our gross sales in the six months ended December 31, 2021. During the six months ended December 31, 2021, no major new accounts were onboarded. Walmart is currently our largest account, with Gross Sales of $76,534 for the six months ended December 31, 2021, and Shaw’s is currently our second largest account, with Gross Sales of $54,210 for the six months ended December 31, 2021. We have been notified that Walmart plans to discontinue offering Nightfood for sale in their stores; however, as of February 22, 2022, we are still receiving and fulfilling Walmart orders weekly consistent with historical patterns. We have also been notified that our products will be rotated out of Shaw’s locations in 2022. We expect that our Gross Sales attributable to supermarket sales will continue to decrease in at least the short term, as we rotate out of Walmart and Shaw’s; however, we expect that our upcoming hotel roll-out to offset the loss of these sales. To quantify, gross sales to these two accounts totaled $130,744 during the three months ended December 31, 2021. Our projections indicate that new distribution in approximately 200-300 hotel locations would bring an increase in gross sales that would offset the decrease from the reduction in supermarket distribution. Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales will be conducted at full wholesale pricing, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the six months ended December 31 2021 and 2020, Cost of Product Sold decreased to $212,979 from $340,161. This is the result of lower gross sales as a result of a lost account, which brings about lower broker fees, less freight, and other expenses related directly to the generation of sales.

For the six months ended December 31 2021 and 2020 Selling, General, and Administrative expenses increased to $1,292,913 from $832,293. To fully capitalize on the hotel opportunity, we decided to make certain investments in marketing consulting related to category development and design, as well as investing in the development of additional snack formats to more rapidly scale revenue and consumer trial. These future-focused investments account for much of this increase.

For the six months ended December 31 2021 and 2020 total operating expenses increased to $1,505,892 from $1,172,454. This is due largely to increases in storage, paid advertising, graphic design, marketing consulting, and research & development of new products.

For the six months ended December 31 2021 and 2020 total other expenses decreased to $302,529 from $544,267. This is due largely to having retired convertible securities and recording the quarterly valuation fluctuations experienced that were reflected in our statements in the Other Expenses section. A large component of the other expenses category is interest expense related to convertible promissory notes with variable conversion rates. During the six-month period ended December 31, 2021, the Company had no outstanding convertible promissory notes with variable conversion rates.

For the six months ended December 31 2021 and 2020 we incurred net losses of $1,614,594 and $1,542,528 respectively.

Customers

During the six months ended December 31, 2021, the Company had one customer account for 26% of the gross sales, which was Walmart. One other customer accounted for 18% of the gross sales, which was Shaw’s, and two other customers each account for more than 10% of the gross sales. During the six months ended December 31, 2020, the Company had one customer account for approximately 33% of the gross sales, one customer accounted for approximately 19% of gross sales, and one customer accounted for over 10% of gross sales.

During the three months ended December 31, 2021, the Company had one customer account for 36% of the gross sales, which was Walmart. One other customer accounted for 22% of the gross sales, which was Shaw’s. During the three months ended December 31, 2020, the Company had one customer account for approximately 25% of the gross sales. One other customer accounted for approximately 20% of gross sales, and two other customers accounted for over 10% of gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, we had cash on hand of $794,502, receivables of $60,679 and net inventory value of $425,331.

The Company believes it has sufficient cash on hand to operate into the second half of Calendar 2022 at which time it will require additional funds for operating and growth capital.  Although internal projections include several realistic scenarios in which the Company could attain profitability in Calendar 2022, we must account for the likelihood that our cash on hand will not be adequate to satisfy our long-term working capital needs.

We believe that our current capitalization structure, combined with anticipated increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth.

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

The Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials are issued. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  Management has shifted short-term and mid-term growth focus to the hospitality vertical. By doing so, Management believes top-line revenue growth can occur more quickly than in supermarkets. At the same time, we are projecting a much lower portion of our top line sales going to line items such as slotting fees, consumer advertising, and trade promotion. The net margins on sales within the hotel space project to be significantly better than sales in the traditional supermarket space, making for a potentially more cash-efficient operation, and the possibility of attaining profitability at lower top-line sales numbers.

The discontinuance of distribution in Walmart and Shaw’s projects to result in a decrease of approximately $20,000 in monthly gross sales. The elimination of these unprofitable sales is expected to have the effect of reducing operating losses and improving operating margins should the hotel business grow as anticipated. This is due to the elimination of significant expenses associated with supporting supermarket distribution such as advertising expenses, trade promotions, and the corresponding reductions in cost of goods sold, freight, and other costs directly associated to the transactions themselves. We do believe that, in the future, supermarket distribution can be both attractive and profitable at scale as greater awareness is established both of the Nightfood brand, and of the impact of nutritional choices on sleep quality.

It was not Nightfood’s decision to discontinue distribution in these accounts. However, we did request modifications and concessions from the retailers in order to make ongoing distribution more attractive for our brand (for example, more integrated retailer promotion support and improvements to the mix of flavors offered for sale). Ultimately, the decision to discontinue was made by the respective retailers.

As we have started to focus on more profitable segments of distribution such as the hotel vertical, our projections indicate that distribution and sales of Nightfood ice cream pints in approximately 200-300 new hotel locations would deliver an equivalent level of gross sales to that which we expect to lose through the Walmart and Shaw’s phase-outs, approximately $20,000 per month. Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales will be conducted at full wholesale pricing, and revenue reduction and expense line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

Since our inception, we have sustained operating losses. During the six months ended December 31, 2021, we incurred a net loss of $1,614,594 compared to $1,542,528 for the six months ended December 31, 2020.

During the six months ended December 31, 2021, net cash used in operating activities was $1,440,431 compared to $617,879 for the six months ended December 31, 2020. The majority of this increase is the result of accounting entries related to the treatment of debt, amortization, and derivative liabilities, along with post-financing cash used to reduce Accounts Payable.

During the six months ended December 31, 2021, net cash aggregating $1,193,008 was provided by financing activities, compared to $537,795 for the six months ended December 31, 2020. This increase is due to the fact that in the six months ended December 31, 2021, we completed the sale of 485 shares of our Class B Preferred Stock sold in September 2021 along with the closing in December of 2021 of two senior secured convertible notes, each with a face value of $543,478. In the six months ended December 31, 2020, there were no sales of our Class B Preferred Stock.

From our inception in January 2010 through December 31, 2021, we have generated an accumulated deficit of approximately $27,170,122. This is not debt, and this is not an amount that needs to be paid out at any point in the future. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit (also known as negative retained earnings), even after turning profitable. Many large, fast growing, and successful companies have accumulated deficits, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, and Chobani, as well as Tesla (as recently as their 2020 fiscal year) . In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next one to three quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2021, we issued 50,500 shares of our common stock to consultants and vendors as consideration for services. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended December 31, 2021, we issued 2,710,000 shares of our common stock to existing holders of our Series B Preferred Stock upon conversion of such preferred stock in accordance with its terms. Upon the conversion, the Company also issued warrants to the converting preferred stockholders to purchase 2,710,000 shares of the Company’s common stock. The shares and the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Section 3(a)(9) of the Securities Act.

During the six months ended December 31, 2021, we issued 569,019 shares of our common stock to consultants and vendors as consideration for services. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the six months ended December 31, 2021, we issued 5,825,000 shares of our common stock to existing holders of our Series B Preferred Stock upon conversion of such preferred stock in accordance with its terms. Upon the conversion, the Company also issued warrants to the converting preferred stockholders to purchase 5,825,000 shares of the Company’s common stock. The shares and the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 16, 2021)
10.2	Form of 8% Original Issue Discount Senior Secured Promissory Notes (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 16, 2021)
10.3	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on December 16, 2021)
10.4	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on December 16, 2021)
10.5	Form of Pledge Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on December 16, 2021)
10.6	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on December 16, 2021)
10.7	Form of Guarantee (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed on December 16, 2021)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: February 22, 2022	By:	/s/ Sean Folkson
Sean Folkson,
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)