Form 10-Q
period 2022-03-31
NightFood Holdings, Inc.
filed 2022-05-16
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 13, 2022, the registrant had outstanding 91,749,831 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three and nine months ended March 31, 2022 and 2021

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and June 30, 2021	F-1
Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2022 and 2021	F-2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months and nine months ended March 31, 2022 and 2021	F-3
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021	F-5
Notes to Unaudited Condensed Consolidated Financial Statements	F-6 - F-24

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
ASSETS	(Unaudited)

Current assets:
Cash	$522,057	$1,041,899
Accounts receivable (net of allowance of $0 and $0, respectively)	85,113	109,589
Inventory	291,789	387,736
Other current asset	155,771	33,480
Total current assets	1,054,730	1,572,704

Total assets	$1,054,730	$1,572,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$180,739	$459,703
Accrued expense - related party	3,000	3,000
Convertible notes payable - net of discounts	159,580
Total current liabilities	343,319	462,703

Commitments and contingencies		-

Stockholders’ deficit:
Series A Stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	1	1
Series B Stock, ($0.001 par value, 5,000 shares authorized, and 3,835 and 4,665 issued and outstanding as of March 31, 2022 and June 30, 2021, respectively)	3	5
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 90,931,158 issued and outstanding as of March 31, 2022 and 80,707,467 issued and outstanding as of June 30, 2021, respectively)	90,932	80,707
Additional paid in capital	28,224,365	26,226,159
Accumulated deficit	(27,603,890)	(25,196,871)
Total Stockholders’ Equity	711,411	1,110,001
Total Liabilities and Stockholders’ Equity	$1,054,730	$1,572,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021	For the nine months ended March 31, 2022	For the nine months ended March 31, 2021

Revenues	127,173	96,726	321,000	270,919

Operating expenses
Cost of product sold	146,766	102,922	359,745	443,083
Selling, general and administrative expense	313,880	374,645	1,606,793	1,206,938
Total operating expenses	460,646	477,567	1,966,538	1,650,021

Loss from operations	(333,473)	(380,841)	(1,645,538)	(1,379,102)

Interest expense – bank debt	-	337	-	1,012
Interest expense - debt	21,661	53,410	26,570	248,940
Interest expense – financing cost	-	-	270,210	-
Amortization of debt discount	78,634	210,430	90,852	787,217
(Gain)/loss on extinguishment of debt upon notes conversion	-	56,729	-	55,278
Change in derivative liability	-	1,039,980	-	777,202
Other expense- non cash	-	168,887	15,192	204,391
Total other expense	100,295	1,529,773	402,824	2,074,040

Provision for income tax

Net Loss	(433,768)	(1,910,613)	(2,048,362)	(3,453,142)

Deemed dividend on Series B Stock	-	-	358,657	-
Net loss attributable to common shareholders	(433,768)	(1,910,613)	(2,407,019)	(3,453,142)
Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.03)	$(0.03)

Weighted average shares of capital outstanding – basic and diluted	89,725,839	74,194,855	90,899,831	68,091,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended March 31, 2022 and 2021

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2021	80,707,467	$80,708	1,000	$1	4,665	$5	$26,226,159	$(25,196,871)	$1,110,001
Common stock issued for services	518,519	519					139,481		140,000
Common stock from conversion	3,865,000	3,865			(773)	(1)	(3,864)		-
Preferred B issued from private placement					335	-	335,000		335,000
Preferred B issued from private placement- financing cost							(26,800)		(26,800)
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Net loss								(833,675)	(833,675)
Balance, September 30, 2021	85,090,986	85,091	1,000	1	4,227	4	26,959,911	(26,320,481)	724,526
Common stock issued for services	50,500	50					15,718		15,768
Common stock from conversion	1,960,000	1,960			(392)	-	(1,960)		-
Unissued shares previously allocated for services	(41,308)	(41)					41
Discount on issuance of convertible notes							931,272		931,272
Warrants issued as financing cost							170,210		170,210
Deemed dividends associated with warrants related dilutive adjustments							68,722	(68,722)	-
Net loss								(780,919)	(780,919)
Balance, December 31, 2021	87,060,178	87,060	1,000	1	3,835	4	28,143,914	(27,170,122)	1,060,857
Common stock from conversion	2,125,000	2,125			(425)	(1)	(2,124)		-
Issuance of warrants							33,067		33,067
Common stock issued for services	146,980	147					35,108		35,255
Exercise of warrants	1,600,000	1,600					14,400		16,000
Net loss								(433,768)	(433,768)
Balance, March 31, 2022	90,932,158	$90,932	1,000	$1	3,410	$3	$28,224,365	$(27,603,890)	$711,411

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, June 30, 2020	61,796,680	$61,797	1,000	$1	$13,088,177	$(17,631,122)	$(4,481,147)
Common stock issued for interest	312,938	313			36,165	-	36,478
Issuance of common stock for debt conversion	2,975,979	2,976			344,024	-	347,000
Issuance of warrants					65,711		65,711
Loss on fair value of shares issued upon debt conversion	-	-			397,532	-	397,532
Net loss						(943,824)	(943,824)
Balance, September 30, 2020	65,085,597	65,086	1,000	1	13,931,609	(18,574,946)	(4,578,250)
Common stock issued for services	583,914	583			88,089		88,672
Common stock issued for interest	336,132	336			24,672	-	25,008
Issuance of common stock for debt conversion	2,881,220	2,881			212,119	-	215,000
Loss on fair value of shares issued upon debt conversion	-	-			(39,065)	-	(39,065)
Net loss						(598,705)	(598,705)
Balance, December 31, 2020	68,886,863	68,886	1,000	1	14,217,423	(19,173,651)	(4,887,340)
Common stock issued for services	255,000	255			43,345		43,600
Common stock issued for interest	1,065,263	1,065			92,753	-	93,818
Issuance of common stock for debt conversion	8,478,045	8,478			741,522	-	750,000
Issuance of warrants					60,844		60,844
Loss on fair value of shares issued upon debt conversion	-	-			1,507,218	-	1,507,218
Net loss						(1,910,613)	(1,910,613)
Balance, March 31, 2021	78,685,171	$78,685	1,000	$1	$16,663,105	$(21,084,264)	$(4,342,473)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2022	Nine months ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,048,362)	$(3,453,142)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	33,067	126,555
Warrants issued for financing cost	170,210	-
Stock issued for services	191,023	131,944
Amortization of debt discount	90,852	787,217
Deferred financing cost and debt issuance cost	100,000	102,800
Change in derivative liability	-	777,202
Loss on extinguishment of debt upon notes conversion	-	55,278
Non cash expenses	15,167	204,391
Change in operating assets and liabilities
Change in accounts receivable	24,476	16,980
Change in inventory	95,947	(69,309)
Change in other current assets	(122,291)	146,333
Change in accounts payable	(278,965)	107,107
Change in accrued expenses	(0)	225,510
Net cash used in operating activities	(1,728,876)	(841,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Preferred Stock	308,200	-
Proceeds from the issuance of debt-net	884,834	720,000
Proceeds from exercise warrants	16,000
Repayment of short term debt	-	(3,308)
Net cash provided by financing activities	1,209,034	716,692

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(519,842)	(124,442)

Cash and cash equivalents, beginning of period	1,041,899	197,622
Cash and cash equivalents, end of period	$522,057	$73,180

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$675
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Initial derivative liability and debt discount accounted	$-	$512,993
Stock issued for conversion of debt	$-	$1,314,298
Stock Issued for Interest	$-	$153,334
True-up adjustment in debt discount and derivative liability	$-	$37,360
Common stock issued for preferred stock conversion	$7,950	$-
Deemed dividend associated with preferred stock B and warrants dilutive adjustment	$358,657	$-
Debt and warrants discount accounted on convertible notes	$931,272	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2022 and 2021, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2021 and 2020, respectively, which are included in the Company’s June 30, 2021 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on October 13, 2021. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended March 31, 2022, are not necessarily indicative of results for the entire fiscal year ending June 30, 2022.

The Company made certain reclassifications to prior period amounts to conform with the current year’s presentation. These reclassifications did not have a material effect on the condensed consolidated statement of financial position, results of operations or cash flows.

Use of Estimates	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible notes for BCF (as defined below) and derivative liability, among others.

Cash and Cash Equivalents	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $ 549,516 and $316,483 for the nine months ended March 31, 2022 and 2021, respectively. The Company recorded advertising costs of $56,959 and $64,158 for the three months ended March 31, 2022 and 2021, respectively.

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

Concentration of Credit Risk	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2022 and June 30, 2021, the Company did not have any uninsured cash deposits.

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

Customer Concentration

During the nine months ended March 31, 2022, the Company had one customer account for approximately 30% of the gross sales. One other customer accounted for approximately 23% of gross sales, and two other customers accounted for between 10 and 15% of gross sales. During the nine months ended March 31, 2021, the Company had one customer account for approximately 37% of the gross sales. One other customer accounted for approximately 23% of gross sales, and one other customer accounted for over 11% of gross sales.

During the three months ended March 31, 2022, the Company had one customer account for approximately 44% of the gross sales and another customer account for approximately 36% of the gross sales. During the three months ended March 31, 2021, the Company had one customer account for approximately 44% of the gross sales.

Vendor Concentration

During the three-month period ended March 31, 2022, no vendors accounted for more than 9% of our operating expenses. During the nine-month period ended March 31, 2022, no vendor accounted for more than 9% of our operating expenses.

During the three-month period ended March 31, 2021, no vendors accounted for more than 14% of our operating expenses. During the nine-month period ended March 31, 2021 no vendor accounted for more than 8%.

Receivables Concentration	As of March 31, 2022, the Company had receivables due from six customers. One of which accounted for 60% of the total balance, one of which accounted for 19% of the total balance and one of which accounted for 14% of the total balance. As of June 30, 2021, the Company had receivables due from four customers, two of whom accounted for over 70% of the outstanding balance. Two of the four accounted for approximately 30% of the total balance.

Income/Loss Per Share	Net income/loss per share data for both the three and nine-month periods ending March 31, 2022 and 2021, are based on net income/loss available to common shareholders divided by the weighted average of the number of common shares outstanding. The Company does not present a diluted Earnings per share as the convertible debt and interest that is convertible into shares of the Company’s common stock would not be included in this computation, as the Company is generating a loss and therefore these shares would be antidilutive.

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

During the three- and nine-months periods ended March 31, 2022 and 2021, there were no impairments on intangible assets.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended March 31, 2022, the Company had a net loss of $2,048,362 (comprised of operating loss of $1,645,538 and other expenses of $402,824, most of which is comprised of interest and amortization related to the Company’s convertible note financing and changes in the share price of the common stock), negative cash flow from operations of $1,728,876 and accumulated deficit of $27,603,890.

While most of the Company’s internal financial model scenarios project it reaching profitability early in Fiscal 2023, cash on hand does not project to be adequate to satisfy its mid-range working capital needs to get the Company both to profitability and also cash flow positive. As a result, the Company anticipates raising capital early in Fiscal 2023.

The Company believes that forthcoming business developments along with its current capitalization structure will enable it to successfully secure required financing to continue its planned growth in the hotel vertical.

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

The Company has experienced no material issues with supply chain or logistics resulting from COVID. Order processing function has been consistent with historical norms. As stated in Development Plans below, the Company is in the process of transitioning contract manufacturers to handle increased demand and does not anticipate any disruption from this transition as a result of COVID or any other causes.

It is possible that the fallout from the Pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering the Company unable to meet certain debts and expenses.

More directly, the Pandemic has impaired the Company’s ability to execute certain in-store and out-of-store marketing initiatives within the normal course of supermarket business. For example, since the inception of the Pandemic, the Company was unable to conduct in-store demonstrations and unable to participate in local pregnancy, baby expos, and health expos that were originally intended to be part of our marketing mix for supermarket distribution. Furthermore, the Company’s national hotel rollout, which is currently underway, had previously experienced Pandemic-related delays.

Additionally, with more consumers shopping online, both for delivery or at-store pickup, the opportunity for supermarket shoppers to learn about new brands at the point of purchase has been somewhat diminished. Management is working to identify opportunities to build awareness and drive supermarket trial and growth under these new circumstances, while simultaneously executing a strategic pivot to focus on hotel distribution for immediate growth.

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

4.	Accounts receivable	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for March 31, 2022 and June 30, 2021, respectively.

5.	Inventories	Inventory consists of the following at March 31, 2022 and June 30, 2021,

	March 31, 2022	June 30, 2021
Finished goods – ice cream	$172,736	$338,369
Raw material – ingredients	47,021	14,760
Packaging	72,032	59,010
Allowance for unsaleable	-	(24,403)
TOTAL	$291,789	$387,736

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6.	Other current assets	Other current assets consist of the following vendor deposits at December 31, 2021 and June 30, 2021. The majority of this amount relates to deposits to third party vendors for inventory and services.

	March 31, 2022	June 30, 2021
Vendor deposits – Other	$155,771	$33,480
TOTAL	$155,771	$33,480

7.	Other Current Liabilities	●	Other current liabilities consist of the following at March 31, 2022 and June 30, 2021,

	March 31, 2022	June 30, 2021
Accrued consulting fees – related party	$3,000	3,000
TOTAL	$3,000	3,000

8.	Convertible Notes Payable	●	Convertible Notes Payable consist of the following at March 31, 2022,

On April 30, 2018, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2018, in the amount of $225,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2019, and interest rate of 8% per annum and are convertible at a price of 60% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.”

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

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020, and June 30, 2020, the debt discount was $0 and $0, respectively. $208,000 of the note has been successfully retired via conversion into shares during the three months ended September 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $109,561included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300,000 Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of September 30, 2020 and June 30, 2020, the debt discount was $0 and $46,726, respectively. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $42,595included under line item “Loss on debt extinguishment upon note conversion, net”.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 and June 30, 2020, the debt discount was $0and $2,627, respectively. This note has been successfully retired via conversions into shares as of June 30, 2021.

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

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300,000Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, and June 30, 2020 the debt discount was $0 and $37,833, respectively. This note has been successfully retired via conversions into shares as of June 30, 2021.

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

The gross proceeds received from the Offering were approximately $1,000,000. The cash Placement Agent fees of $100,000 was paid separately. Also, the Company reimbursed the lead Purchaser $15,192 for legal fees, which was deducted from the required subscription amount to be paid.

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

●	Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of March 31, 2022:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2020	$2,935,400	$(605,211)	$2,330,189
Convertible notes payable issued during fiscal year ended June 30, 2021	822,800		822,800
Notes converted into shares of common stock	(1,433,000)		(1,433,000)
Debt discount associated with new convertible notes		(512,993)	(512,993)
Amortization of debt discount		814,769	814,769
True-up adjustment in debt discount and derivative liability		(37,360)	(37,360)
Notes retired due to refinancing	(2,325,200)	340,795	(1,984,405)
Balance at June 30, 2021	-	-	-
Convertible notes payable issued during six months ended December 31, 2021	1,086,957		1,086,957
Debt discount associated with new convertible notes		(1,018,229)	(1,018,229)
Amortization of debt discount		90,852	90,852
Balance at March 31, 2022	$1,086,957	$(927,377)	$159,580

Amortization related to debt discount expense for the nine months ended March 31, 2022 and 2021, totaled $90,852 and $787,216, respectively and amortization expense for the three months ended March 31, 2022 and 2021, totaled $78,634 and $210,429 respectively.

As of March 31, 2022 and June 30, 2021, the unamortized portion of debt discount was $927,377 and $0, respectively.

Interest expense for the nine months ended March 31, 2022 and 2021, totaled $26,570 and $267,640, respectively, and interest expense for the three months ended March 31, 2022 and 2021, totaled $21,661 and $72,110, respectively.

As of March 31, 2022 and June 30, 2021, the accrued interest related to convertible notes was $26,570 and $0, respectively.

9.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 8 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of June 30, 2021 and March 31, 2022:

Derivative liability as of June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2021	512,993
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	(853,329)
Notes retired due to refinancing	(1,287,662)
Derivative liability as of June 30, 2021	$-
Change	-
Balance at March 31, 2022	$-

Change in derivative liability for the nine months ended March 31, 2022 and 2021, totaled $0 and $777,202, respectively and change in derivative liability for the three months ended March 31, 2022 and 2021, totaled $0 and $1,039,980, respectively.

As of March 31, 2022, and June 30, 2021, the derivative liability related to convertible notes was $0 and $0, respectively.

10.	Capital Stock Activity	On October 16, 2013, the Nightfood, Inc. became a wholly-owned subsidiary of Nightfood Holdings, Inc. Accordingly, the stockholders’ equity has been revised to reflect the share exchange on a retroactive basis.

Common Stock

The Company is authorized to issue Two Hundred Million (200,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed, the holders of a majority of the outstanding Common Stock can elect all directors, subject to the rights of the holder of Series A Stock described below. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

●	The Company had 90,932,158 and 80,707,467 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2022, and June 30, 2021, respectively.

Common stock issued during the nine months ended March 31, 2022:

●

During the nine months ended March 31, 2022, the Company issued 715,999 shares of common stock for services valued at $191,023.

During the nine months ended March 31, 2022, the Company reversed an entry relating to 41,308 shares that had previously been allocated for services but remained unissued.

During the nine months ended March 31, 2022, holders of the Company’s Series B Preferred Stock converted 1,590 shares of Series B Preferred Stock into 7,950,000 shares of its common stock.

During the nine months ended March 31, 2022, the Company issued 1,600,000 shares from redemption of warrants.

Common stock issued during the nine months ended March 31, 2021:

●

During the nine months ended March 31, 2021 the Company issued 16,049,577 shares in regards to debt and interest being converted into stock valued at $1,467,274.

During the nine months ended March 31, 2021, the Company issued 836,630 shares for services valued at $131,017.

Preferred Stock

Series A Stock

On July 9 2018, the Company was authorized to issue 1,000,000 shares of $0.001 par value per share Preferred Stock. Of the 1,000,000shares. 10,000 shares were designated as Series A Preferred Stock (“Series A Stock”). Holders of Series A Stock are each entitled to cast 100,000 votes for each Share held of record on all matters presented to shareholders.

In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of the Series A Stock which votes with the common stock and has an aggregate of 100,000,000 votes.

The Company had 1,000 and 1,000 shares of its $0.001 par value preferred Series A stock issued and outstanding as of March 31, 2022, and June 30, 2021, respectively.

Series B Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as Series B Preferred Stock (“B Stock”), each Series B share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with a strike price of $.30

The Company had 3,410 and 4,665 shares of its $0.001 par value Series B Preferred Stock issued and outstanding as of March 31, 2022, and June 30, 2021 respectively.

During the nine months ended March 31 2022, the Company sold 335 shares of its $0.001 par value Series B Preferred Stock for gross cash proceeds of $335,000. These proceeds were used for operating capital. The Series B stock meets the criteria for equity classification and is accounted for as equity transactions. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the Series B stock does not have to be redeemed on a specified date.

During the nine months ended March 31, 2022, holders of the Company’s Series B Preferred Stock converted 1,590 shares of Series B Preferred Stock into 7,950,000 shares of its common stock.

Dividends

The Company has never declared dividends, however as set out below, during the nine months ended March 31, 2022, upon issuance of a total of 335 shares of Series B Preferred stock the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

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

During the nine months ended March 31, 2022, holders of the Company’s Series B Preferred Stock converted 1,590 shares of Series B Preferred Stock into 7,950,000 shares of its common stock, along with 7,950,000 warrants issued to those holders with an initial exercise price of $.30 per share.

During the nine months ended March 31, 2022, 4,000,000 warrants were issued to the holder of the convertible notes in conjunction with the notes with an initial exercise price of $.25 per share, and 878,260 warrants issued to the placement agent with an initial exercise price of $.25 per share. The Company valued these warrants using the Black Scholes model utilizing a 143.39% volatility and a risk-free rate of 1.25%

During the nine months ended March 31, 2022, the Company entered into a warrant agreement with one of the Company’s Directors issuing 100,000 warrants at a strike price of $0.2626 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 151.07% volatility and a risk-free rate of 0.79%.

During the nine months ended March 31, 2022, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with its Chairman, CEO and largest shareholder, Sean Folkson issuing 400,000 warrants at a strike price of $0.30 having a term of one year. The Company valued these warrants using the Black Scholes model utilizing a 80.67% volatility and a risk-free rate of 0.89%.

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

The aggregate intrinsic value of the warrants as of March 31, 2022 is $3,750.

Exercise Price	June 30, 2021	Issued	Repricing	Expired	Redeemed	March 31, 2022
$0.01	1,600,000				(1,600,000)	-
$0.15	500,000			-		500,000
$0.20	2,250,000					2,250,000
$0.25		4,878,260				4,878,260
$0.2626		100,000				100,000
$0.2952		7,950,000	2,250,000			10,200,000
$0.30	2,650,000	400,000	(2,250,000)	(400,000)		400,000
$0.40	150,000			-		150,000
$0.50	500,000			-		500,000
$0.75	300,000			(300,000)		-
$1.00	100,000			(100,000)		-
	8,050,000	13,328,260		(800,000)	(1,600,000)	18,978,260

12.	Fair Value of Financial Instruments	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2022, and June 30, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Trinomial Tree option pricing formula.

13.	Commitments and Contingencies:	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company advisor that called for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $.15 per share, of which all have vested.

CEO Sean Folkson has a twelve-month consulting agreement which went into effect on January 1, 2022, which effectively served as an extension to, and reset of, his previous twelve-month consulting agreement with minor modifications to the available bonuses. Both contracts had provisions which would reward him with bonuses earned of 1,000,000 warrants at a strike price of $.50 should the Company record its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 5,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded 500,000 warrants with a strike price of $.50 should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the twelve-month term of the Agreement, and 1,000,000 Warrants with a $.50 strike price should the Company and its subsidiaries on a consolidated basis generate $1,000,000 or more in Net Revenue through sales of product through “non-traditional” retail channels, such as hotels and college campuses, during the twelve-month term of this agreement. As of March 31, 2022, those conditions were not met and therefore nothing was accrued related to this arrangement.

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

14.	Related Party Transactions

On January 20, 2022, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with its Chairman, CEO and largest shareholder, Sean Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson is the direct or indirect owner of 16,776,644 share of the Company’s common stock (the “Shares”), and Mr. Folkson has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2023.The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement currently in place between the Company and Mr. Folkson, which expired in accordance with its terms on February 4, 2022.

The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company common stock at an exercise price of $.30 per share, which warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term.

During the nine months ending March 31, 2022, and 2021, Mr. Folkson accrued consulting fee of $6,000 per month which the aggregate of $54,000 is reflected in general and administrative. Accrued expenses – related party with a balance of $3,000 and $3,000 at March 31, 2022 and June 30, 2021, respectively.

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

In addition, the Company made bonuses available to Mr. Folkson upon such events as the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter, and other potential bonuses. Achieving such milestones would earn Mr. Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of March 31, 2022, those conditions were not met and therefore nothing was accrued related to this arrangement.

15.	Subsequent Events	●	Subsequent to March 31, 2022, the Company issued 100,000 shares of Company common stock to a consultant for services rendered.

		●	Subsequent to March 31, 2022, holders of Company Series B Preferred Stock converted an aggregate of 150 Class B Shares into 750,000 shares of Company common stock.

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

OVERVIEW

What you eat before bed matters. Nightfood delivers sleep-friendly nighttime snacking.

Research indicates that humans are biologically hard-wired to load up on sweets and fats at night. Loading a surplus of calories (fuel) into the body before the long nightly fast is believed to be an outdated survival mechanism from our hunter-gatherer days. Unfortunately, while modern consumers know this type of consumption isn’t necessary for survival, willpower also weakens at night, so consumers are more likely to succumb to these nighttime cravings for excess “survival calories”.

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

In recent years, billions of dollars of consumer spend have shifted to better-for-you versions of consumers’ favorite snacks. But we do not believe any of those products were specifically formulated to nutritionally support better sleep. Nightfood snacks are not only formulated to be better-for-you, but they’re also formulated by sleep experts and nutritionists to provide a better nutritional foundation for sleep

Almost half of all snacking takes place between dinner and bed. Nutrition is an important part of sleep-hygiene because what one eats at night impacts sleep. Recent industry surveys indicated that most modern consumers have begun to seek functional benefits from their snacks, and most consumers would also prefer better sleep.

As the pioneers of the nighttime snacking category, Nightfood accepts the responsibility to educate consumers and build the awareness required to grow the nighttime segment of the overall snack market. Along with that responsibility comes the opportunity to be the category king. We envision a future where nighttime specific, sleep-friendly snacks comprise a multi-billion-dollar segment of the estimated $120 billion American snack market.

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

Management envisions the Nightfood brand ultimately as a “platform brand”, meaning future snack offerings are expected to be introduced that would fall outside the ice cream or frozen food category. Possibilities exist to expand the product line into additional snack formats that are popular with consumers at night, including things like cookies, chips, and other formats. The Company currently has some of the aforementioned snack formats in development.

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

In November of 2021, Nightfood won the Real California Milk Excelerator Dairy Innovation competition, with a top prize of $150,000 in marketing support. Executives and judges from the California Milk Advisory Board and corporate entities such as Hershey’s, Coca-Cola, and Whole Foods commended the unique problem the Nightfood brand addresses for consumers, and the opportunities and strategic advantages afforded by widespread hotel distribution for a brand pioneering sleep-friendly nighttime snacking.

Nightfood has received media coverage in outlets such as The Today Show, Oprah Magazine, The Rachael Ray Show, Food Network Magazine, The Wall Street Journal, USA Today, The Washington Post, Fox Business News, and many more media outlets.

RECENT EVENTS - DEVELOPMENT PLANS

Hotel Distribution

In pioneering the nascent sleep-friendly nighttime snacking category, Nightfood is in the process of executing a strategic pivot. The Company is temporarily shifting growth focus away from the crowded, expensive, and highly competitive supermarket vertical while targeting brand, revenue, and category growth through national hotel distribution.

According to The American Hotel & Lodging association, there are an estimated 56,000 hotels in the United States (this does not include motels, which are estimated at approximately 34,000 locations). By contrast, Supermarket News recently reported that there are approximately 26,000 traditional supermarkets in the United Sates.

The five largest hotel companies combine for over 26,000 hotel locations in the United States. Management believes this significant concentration, and the fact that corporate-level relationships have been established with two of these five global hotel companies, can lead to significant distribution gains in coming months.

Management believes Nightfood is uniquely advantaged over other snack brands in the potentially lucrative hospitality vertical due to an inherent and implied obligation that exists for hotels to support better sleep for their guests.

Nightfood was invited to participate in a 2021 retail pilot test of Nightfood pints for sale in hotel lobby shops, initiated and conducted by a large and prestigious international hospitality company.

That test was declared a success by that international hospitality company in summer of 2021, and Nightfood ice cream pints are now in the midst of a national hotel rollout. In April, 2022, the Company received 21 purchase orders from a leading distributor of food and beverages to the hospitality vertical, one for each of their 21 regional distribution centers. The distributor business model is typically to order the smallest amount of inventory needed to fulfill immediate customer demand. As such, the aggregate size of these purchase orders was approximately $45,000, enough to supply a few hundred hotel properties with Nightfood ice cream for a few weeks. Industry norms would dictate that significant increases in the number of retail points of distribution would lead to significant increases in average order size.

As of the time of this filing, Nightfood ice cream pints are being introduced nationally in our first hotel chain, a major extended-stay hotel brand with approximately 500 locations in the United States.

On April 22, 2022, it was announced that the Company had secured “recommended brand” status with Remington Hotels. Remington is a leading hotel management company which manages 121 hotels across 28 states, and representing 25 brands, including Marriott, Hilton, Wyndham, Intercontinental, Westin, Wyndham, Doubletree, Courtyard, Crowne Plaza, Four Points, Hyatt Regency, Renaissance, Curio, Embassy Suites, Fairfield Inn, Hampton Inn, Hilton Garden Inn, Holiday Inn, Residence Inn, Springhill Suites, and more.

On April 25, 2022, the Company announced a new corporate-initiated retail pilot test of Nightfood ice cream pints by a second global hotel company, with thousands of locations in the United States. Management believes a successful test could lead to distribution in multiple additional hotel chains potentially representing thousands of properties.

The Company also recently signed its first agreement with a major hotel industry group purchasing organization (“GPO”) which services over 10,000 hotel properties in the United States. We are currently in discussions with other GPOs through our relationship with iDEAL Hospitality Partners.

In September of 2021, the Company had stated the goal of having secured distribution for Nightfood snacks in 7,500 hotels by July 31, 2022. Because of modifications to launch timelines by our initial hotel partner, we have adjusted the timing of that target so that our goal is now to secure distribution in 7,500 hotel properties within nine months of our initial hotel introduction. It remains our goal to have Nightfood established as a de facto hotel industry standard, with distribution approaching 20,000 hotels by the end of 2023.

In preparing for the projected increase in volume, the Company is in the process of onboarding two new ice cream pint production facilities to replace the contract manufacturer that has produced Nightfood ice cream pints to date. As the majority of Nightfood ice cream pint sales in coming quarters project to be concentrated on the two flavors in hotel distribution (Cookies n’ Dreams and Midnight Chocolate), the Company is engaging a manufacturer with high-speed production lines that can produce double the product daily of our previous manufacturer. The initial production run at that facility is tentatively scheduled for the week of June 6, 2022. The other facility is expected to be used for other pint flavors and ice cream novelties and is expected to come online during July or August.

The Company does not expect any disruption to inventory or supply as a result of these planned transitions.

The unit economics of hotel distribution project to be materially superior to the economics of operating in the supermarket space. Line items such as slotting fees, advertising, and price promotions (both to consumers and the trade) make the supermarket vertical a much more expensive, and less profitable, place to do business compared to hotels.

Based on the results from the 2021 test, we anticipate that distribution of our ice cream pints in approximately 4,000 hotel locations would bring the company to profitability. Should we succeed in securing hotel distribution for additional snack formats, we would expect an increase in hotel revenue per property, meaning fewer properties would be needed to reach break-even.

To take maximum advantage of the opportunity presented by Nightfood’s expected widespread hotel distribution, the Company is developing additional snack formats to supplement ice cream pints in that vertical. These include single-serve ice cream sandwiches as well as snacks in other, non-frozen, formats such as cookies and chips.

We have already received confirmation of interest from decision makers at a major hotel chain in testing and adding additional these Nightfood snack formats currently under development. It is believed that securing distribution for such additional snack formats in our hotel properties would help the Company reach its 2023 revenue target of $10 in wholesale revenue per hotel per day.

In addition to projected profitability resulting from a successful hotel roll-out, we believe that having additional snack formats available in hotels creates a greater opportunity for consumer visibility, awareness, and trial. Widespread hotel distribution across multiple snack formats projects to accelerate consumer adoption of the nighttime snack category, driving awareness that what one eats at night can impact their sleep quality.

We intend to leverage our national hotel distribution to advance the narrative to consumers that what you eat, especially at night, can impact your sleep. We further believe that distribution in leading global hotel chains will serve as an economic moat, providing the Nightfood brand with a measure of insulation against competitors. At the same time, the de facto endorsement from the world’s most trusted hotel brands would translate to credibility for our brand, helping to establish and maintain Nightfood as the nighttime snacking “category king”.

Supermarket Distribution

Nightfood is currently available in approximately 300 supermarkets, including Jewel-Osco (Chicagoland), Rouses Markets (New Orleans & Gulf Coast), Central Market (Dallas, Fort Worth, Austin, San Antonio, Houston), and Metropolitan Market, Market of Choice and Northwest Grocers in the Pacific Northwest.

We have shifted our primary focus to hotel distribution and believe that successful hotel presence will support future supermarket success.

We continue to work with our long-term partners at these select supermarket chains to devise and test programs that can drive supermarket growth.

SLOTTING FEES

Slotting fees are fees occasionally charged by supermarkets and certain retail distributors to add a new product into their product assortment.

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

Additional supermarket distribution would likely result in additional future slotting fees. Hotel distribution of Nightfood is not expected to lead to significant slotting fees, if any. Slotting fees are normal and customary in the consumer goods industry and are fees that certain retailers and distributors charge to introduce a new product into their available assortment.

In some cases, slotting fees, also called “new item placement fees” or “new item placement allowances” can be nominal. In other situations, slotting fees for certain retail and distribution partners could run hundreds of thousands of dollars.

INFLATION

Current and ongoing inflation can be expected to have an impact on our operating costs. Costs of certain ingredients and packaging have increased recently, and we expect to evaluate a wholesale price increase in the coming months. Furthermore, a prolonged period of inflation could possibly cause a general economic downturn and negatively impact our results.

SEASONALITY

As an early-stage and growing brand, the full impact of seasonality on our Company might not be fully understood for several annual cycles. Hotels historically have their highest occupancy rates in the summer, and a pattern could develop of higher consumer spend on Nightfood products during the summer months for the period of time where the majority of the Company’s sales are derived from snacks sold into hotel distribution. Over time, should the Company successfully expand into more distribution verticals and into additional snack formats, it is possible that such potential impacts of seasonality could lessen.

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

The Company has experienced no material issues with supply chain or logistics resulting from COVID. Order processing function has been consistent with historical norms. As stated in Development Plans below, the Company is in the process of transitioning contract manufacturers to handle increased demand and does not anticipate any disruption from this transition as a result of COVID or any other causes.

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

We experienced some Pandemic-related delays to our national hotel rollout. However, hotel sales testing conducted by a leading global hotel brand showed strong sales velocities in hotel lobby shops during early and mid-2021. As the testing itself was conducted during the Pandemic, we are of the belief that strong sales can be expected as the rollout is executed. We do not expect significant hotel shutdowns or reductions in hotel occupancy the likes of which were seen in the early and middle part of 2020, unless the Pandemic again surges through new variants or for other reasons.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2022 and 2021.

For the three months ended March 31, 2022 and 2021 we had Gross Sales of $176,020 and $181,172 and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $127,173 and $96,726, respectively, and incurred an operating loss of $333,473 and $391,240, respectively.

	Three Months Ended March 31,
	2022		2021
Gross product sales		$176,020	$181,172
Less:
Slotting fees	$		$(4,435)
Sales discounts, promotions, and other reductions		(48,847)	(80,011)
Net Revenues		$127,173	$96,726

In the three months ended March 31, 2022, Grocery Outlet was the Company’s largest customer, with Gross Sales of $50,994, and Walmart, which is not currently an active customer of the Company, was the Company’s second largest customer, with Gross Sales of $44,330. The Company built inventory in early 2021 to prepare for planned expansion, including our national hotel rollout which was originally expected to occur in Summer of 2021. Through the Company’s sales to Grocery Outlet, which buys surplus manufacturer inventory at a discount, some of that excess inventory was relieved.

We expect that our Gross Sales attributable to supermarket sales will be lower in the next few quarters due to having been rotated out of Walmart and the fact that Grocery Outlet sales are episodic in nature. However, we expect that anticipated hotel expansion will offset the loss of these sales, resulting in higher gross sales and net revenues in future quarters. To quantify, gross sales to Walmart totaled $44,330 during the three months ended March 31, 2022. During this time, we were in over 900 Walmart stores. Based on the results of the 2021 hotel retail pilot test, our projections indicate that new distribution in approximately 200-300 hotel locations would bring an increase in gross sales that would offset the decrease from this reduction in Walmart and supermarket distribution, with significantly stronger gross and net margins.Hotel sales project to be significantly more profitable on a per unit basis, as sales are expected to be conducted at a higher wholesale price, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the three months ended March 31, 2022 and 2021, Cost of Product Sold increased to $146,766 from $102,922 as we discounted certain product prior to expiration of its code date and executed a write-off of unusable packaging.

For the three months ended March 31 2022 and 2021, Selling, General, and Administrative expenses decreased to $313,880 from $374,645. This decrease was largely due to decreases in certain consulting fees related to capital formation and marketing activities.

For the three months ended March 31 2022 and 2021, total Operating Expenses decreased to $460,646 from $487,567. This is due largely to the decrease in Selling General, and Administrative expenses mentioned in the previous paragraph.

For the three months ended March 31 2022 and 2021, total Other Expenses decreased to $100,295 from $1,548,474. A large component of the other expenses category from 2021 is expenses related to financing events.

For the three months ended March 31 2022 and 2021 we incurred net losses of $433,768 and $1,910,613, respectively. This decrease in net losses is due largely the absence in the current quarter of expenses that existed in the previous year related to the financing event in April, 2021.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2022 and 2021.

For the nine months ended March 31, 2022 and 2021 we had Gross Sales of $470,019 and 643,359 and Net Revenues of $321,000 and $270,919, respectively, and incurred an operating loss of $1,645,538 and $1,379,102, respectively.

	Nine Months Ended March 31,
	2022	2021
Gross product sales	$470,019	$643,359
Less:
Slotting fees		$(190,295)
Sales discounts, promotions, and other reductions	(147,810)	(182,145)
Net Revenues	$321,000	$270,919

The decrease in Gross Sales, is largely due to the fact that we had fewer traditional supermarket points of distribution ordering product during the nine months ended March 31, 2022 due to being rotated out of Harris Teeter and Shaw’s, as well as decreased promotional activity at the point of purchase. While Nightfood ice cream was available in Walmart stores during the nine months ended March 31, 2022, the majority of product the Company sold to Walmart occurred during the three month period from April 1, 2021 through June 30, 2021, and is therefore not reflected in either of the nine month periods shown above.

We expect that our Gross Sales attributable to supermarket sales will be lower in the next few quarters due to having been rotated out of Walmart and the fact that Grocery Outlet sales are episodic in nature. However, we expect that anticipated hotel expansion will offset the loss of these sales, resulting in higher gross sales and net revenues in future quarters. Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales are expected to be conducted at full wholesale pricing, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the nine months ended March 31, 2022, and 2021, Cost of Product Sold decreased to $359,745 from $443,083 as commensurate with lower gross sales.

For the nine months ended March 31, 2022, and 2021, Selling, General, and Administrative expenses increased to $1,606,793 from $1,206,938. To fully capitalize on the hotel opportunity, we have made certain investments in marketing consulting related to category development and design, as well as investing in the development of additional snack formats which the Company believes can more rapidly scale revenue and consumer trial. Those investments, along with elevated spending on advertising and promotion during the first two quarters of the current fiscal year, accounts for much of this increase.

For the nine months ended March 31, 2022, and 2021, Total Operating Expenses increased to $1,966,538 from $1,650,021. This is due largely to the increase in Selling General, and Administrative expenses mentioned in the previous paragraph.

For the nine months ended March 31, 2022, and 2021, total Other Expenses decreased to $402,824 from $2,074.040. A large component of the other expenses category from 2021 is expenses related to financing events.

For the nine months ended March 31, 2022, and 2021 we incurred net losses of $2,048,362 and $3,453,142 respectively. This decrease in net losses is due largely the absence in the current quarter of expenses that existed in the previous year related to the financing event in April, 2021.

Customers

During the nine months ended March 31, 2022, the Company had one customer account for approximately 31% of the gross sales. One other customer accounted for approximately 24% of gross sales, and one other customer accounted for approximately 14% of gross sales. During the nine months ended March 31, 2021, one customer accounted for approximately 45% of the gross sales.

During the three months ended March 31, 2022, the Company had one customer account for approximately 44% of the gross sales. During the three months ended March 31, 2021, one customer accounted for approximately 36% of the gross sales while three other customers accounted for over 10% of gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had cash on hand of $522,057, receivables of $85,113 and inventory value of $291,789.

While most of the Company’s internal financial model scenarios project it reaching profitability early in Fiscal 2023, cash on hand does not project to be adequate to satisfy the Company’s mid-range working capital needs to get it both to profitability and also cash flow positive. As a result, the Company anticipates raising capital early in Fiscal 2023.

The Company believes that forthcoming business developments along with its current capitalization structure will enable it to successfully secure required financing to continue its growth in the hotel vertical.

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

Since our inception, we have sustained operating losses. During the nine months ended March 31, 2022, we incurred a net loss of $2,048,362 (comprised of operating loss of $1,645,538 and other expenses of $402,824) compared to $3,453,142 (comprised of operating loss of $1,389,501 and other expenses of $2,074,040, most of which is comprised of changes in derivative liability and amortization of Beneficial Conversion Features related to convertible note financing and changes in the share price of the common stock) for the nine months ended March 31, 2021. A significant portion of these losses is largely a function of the way certain financing activities are recorded and does not represent actual operating losses.

During the nine months ended March 31, 2022, net cash used in operating activities was $1,728,876 compared to $841,133 for the nine months ended March 31, 2021. The reason for the increase in recorded net cash used in operating activities is largely due to the fact that more cash was allocated to current assets and current liabilities in the current quarter than in the prior year.

During the nine months ended March 31, 2022, net cash of $0 was used in investing activities, compared to $0 for the nine months ended March 31, 2021.

During the nine months ended March 31, 2022, net cash aggregating $1,209,034 was provided by financing activities, compared to $716,692 for the nine months ended March 31, 2021.

From our inception in January 2010 through March 31, 2022, we have generated an accumulated deficit of approximately $27,603,890, compared to $25,196,871 from inception through June 30, 2021. This is not debt, and this is not an amount that needs to be paid out at any point in the future. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit (also known as negative retained earnings), even after turning profitable. Many large, fast growing, and successful companies have recently reported accumulated deficits, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, and Chobani, as well as Tesla (as recently as their 2020 fiscal year). In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, we issued 114,653 shares of our common stock to directors and a consultant as consideration for services. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended March 31, 2022, we issued 2,125,000 shares of our common stock to existing holders of our Series B Preferred Stock upon conversion of such preferred stock in accordance with its terms. Upon the conversion, the Company also issued warrants to the converting preferred stockholders to purchase 2,125,000 shares of the Company’s common stock. The shares and the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Section 3(a)(9) of the Securities Act.

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

Nightfood Holdings, Inc.

Dated: May 16, 2022	By:	/s/ Sean Folkson
Sean Folkson,
Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)