Form 10-K
period 2022-06-30
NightFood Holdings, Inc.
filed 2022-09-28
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number __________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2021: 13,755,589.

As of September 26, 2022, the issuer had 95,964,484 shares of its common stock issued and outstanding, par value $0.001 per share.

i

PART I

Cautionary Note Regarding Forward-Looking Information

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

Recent Developments

On April 27, 2022, we announced that all 21 anticipated purchase orders for the first national hotel rollout of Nightfood ice cream pints had been received. Shipments have been initiated and Nightfood is available in 21 major hotel distribution hubs across the country.

In May 2022, at the direction of a leading global hotel company with thousands of locations in the United States, Nightfood’s first major chainwide hotel distribution began with the national rollout in a yet-to-be announced major extended-stay hotel chain with approximately 500 properties in the United States.

In addition to the May launch in that first chain, the Company announced a second global hotel company initiated a corporate-level test of Nightfood in one of their chains , which was declared a success by that hotel company in June, 2022

In June 2022, we announced plans to launch Nightfood sleep-friendly cookies in July 2022. In August, Nightfood completed production of the first production run of Nightfood cookies in the “Prime-Time Chocolate Chip” flavor. Cherry oat and snickerdoodle flavors are also nearing development completion.

In September, 2022, we were notified by the global hotel company that launched us into our first national chain in May, 2022 that they now are planning to introduce Nightfood into multiple additional chains comprising over 3,000 additional properties. The timeline communicated to us was that introduction into the additional chains would begin in October, 2022, although we can give no assurance that such timeline will not be pushed back, either by the hotel company or their individual chains.

This decision was made as the result of strong relative sales velocities, meaning sales of our products compared to our competitors in the same hotels were, on average, strong and competitive. This includes leading legacy brands of ice cream pints such as Haagen Dazs, Ben & Jerry’s, Blue Bell, Baskin Robbins, Talenti, Halo Top, and others.

On September 23, 2022, we entered into a Securities Purchase Agreement and issued and sold to an institutional investor, a Promissory Note in the principal sum of $700,000.00, which amount is the $644,000 actual amount of the purchase price plus an original issue discount in the amount of $56,000. In connection with the issuance of the note, we issued to the investor warrants to purchase 2,800,000 shares of our common stock at an exercise price of $0.225, as well as returnable warrants to purchase 7,000,000 shares of our common stock at an exercise price of $0.30, in each case subject to adjustment. As a result of the transaction, our existing lenders triggered their “most favored nation” clause which resulted in their existing notes receiving some of the same terms and conditions we granted to the new investor’s notes and warrants. The proceeds from the sale of the note and warrants is expected to be used for business development, working capital, operations and required debt service.

Industry Overview

What you eat before bed matters.

Nightfood is pioneering the category of sleep-friendly nighttime snacking.

Research indicates that humans are biologically hard-wired to load up on sweets and fats at night. Loading a surplus of calories (fuel) into the body before the long nightly fast is believed to be an outdated survival mechanism from our hunter-gatherer days. Unfortunately, while modern consumers know this type of consumption isn’t necessary for survival, willpower also weakens at night, so consumers are more likely to succumb to these unhealthy nighttime cravings for excess “survival calories”.

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

And, because these cravings are biologically hardwired, we believe this unhealthy nighttime snacking behavior will continue to be a pattern and a problem for a significant portion of the population. We believe it’s a problem that demands a solution.

In recent years, billions of dollars of consumer spend have shifted to better-for-you versions of consumers’ favorite snacks. But we do not believe any of those products were nutritionally formulated to support better sleep. Nightfood snacks are not only formulated to be better-for-you, but they’re also formulated by sleep experts and nutritionists to provide a better nutritional foundation for sleep.

Almost half of all snacking takes place between dinner and bed. Nutrition is an important part of sleep-hygiene because what one eats at night impacts sleep. Recent industry surveys indicated that most modern consumers have begun to seek functional benefits from their snacks, and most consumers would also prefer better sleep.

As the pioneers of the nighttime snacking category, Nightfood accepts the responsibility to educate consumers and build the awareness required to grow the nighttime segment of the overall snack market. Along with that responsibility comes the opportunity to be the category king. We envision a future where nighttime specific, sleep-friendly snacks comprise a multi-billion-dollar segment of the estimated $150 billion American snack market.

Management believes significant latent consumer demand exists for better nighttime snacking options, and that a new consumer category, consisting of nighttime specific snacks, is set to emerge in the coming years. This belief is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond. In recent years, CEO’s and other executives from major consumer goods conglomerates such as Nestle, PepsiCo, Mondelez, and Kellogg’s have commented on consumer nighttime snack habits and alluded to the opportunity that might exist in solving this problem for the marketplace.

Nightfood has established a highly credentialed Scientific Advisory Board consisting of sleep and nutrition experts to drive product formulation decisions and provide consumer confidence in the brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over fifteen years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Dr. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Dr. Broch also has a master’s degree in human nutrition. This combination allows her to play an important role in the formulation of Nightfood snacks. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

Compared to regular ice cream, Nightfood is formulated with more tryptophan, more vitamin B6, more calcium, magnesium, and zinc, more protein and more prebiotic fiber. Nightfood also contains less fat, less sugar, and fewer calories than traditional ice cream, and is lactose free.

Nightfood cookies offer similar nutritional benefits when compared to conventional cookies. They feature less sugar, less fat, fewer calories, more protein, more prebiotic fiber, and contain added inositol and vitamin B6.

Each new Nightfood snack format would be expected to deliver sleep-friendly snacking in a way that is appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips but may be more sleep-friendly in other ways.

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

Our Products, Present and Proposed

Nightfood ice cream is available in nine flavors. These are Full Moon Vanilla, Midnight Chocolate, Cold Brew Decaf, After Dinner Mint Chip, Milk & Cookie Dough, Cherry Eclipse, Bed and Breakfast, Cookies n’ Dreams, and Pickles For Two.

Compared to traditional ice cream, Nightfood is formulated with more tryptophan, more vitamin B6, more calcium, magnesium, and zinc, more protein and more prebiotic fiber. Nightfood also contains less fat, less sugar, and fewer calories than traditional ice cream, and is lactose free.

Nightfood cookies are currently available in one flavor (Prime-Time Chocolate Chip), and two other flavors are expected to be introduced in November of 2022 (a cherry oat flavor, and a snickerdoodle flavor). Compared to traditional cookies, Nightfood cookies feature less sugar, less fat, fewer calories, more protein, more prebiotic fiber, and contain added inositol and vitamin B6.

Sleep-friendly versions of additional popular nighttime snack formats are anticipated to be introduced in 2023 and beyond, subject to available funds, including chips, single-serve ice cream novelties, candy, and more. Based on conversations with hotel decision-makers, Nightfood management believes hotels are seeking to have sleep-friendly snacks available in their lobby shops in multiple formats, so that, whatever snack format a guest might be in the mood for, there would be a sleep-friendly version available for them, alongside the traditional full-fat, full-sugar legacy brands.

Each new Nightfood snack format would be expected to deliver sleep-friendly snacking in a way that is appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips but may be more sleep-friendly in other ways.

Development Plans

The Company plans to leverage widespread distribution in the lobby shops of the world’s leading hotel brands to grow revenue, grow brand awareness, and establish the sleep-friendly snack category we are pioneering. Our national hotel distribution began earlier this year. Our plans include introducing additional snack formats and capitalizing on the foundation of hotel distribution to ultimately establish successful and profitable distribution in mainstream retail.

Production

To date, we have utilized contract manufacturers for producing our products and packaging, and third-party logistics for warehousing and order fulfillment. We intend to continue outsourcing in this manner as we add additional snack formats to the Nightfood product lineup.

Marketing and Distribution

Nightfood ice cream is currently available in hundreds of hotel locations across the United States. The Company anticipates adding new distribution in thousands of hotels in the coming months through relationships it has established with some of the largest companies in the world in the hospitality vertical. We have built what we believe is a very valuable network and distribution infrastructure, which includes global hospitality companies group purchasing organizations, hotel management groups, and distributors. This new distribution is anticipated to include Nightfood ice cream pints and Nightfood cookies, as well as additional Nightfood snack formats during calendar 2023.

As of September 27, 2022, Nightfood ice cream is available in approximately 300 supermarket locations and 500 hotel lobby shops across the United States. This includes select locations from leading national and international hotel chains such as Holiday Inn, Holiday Inn Express, Fairfield Inn, Courtyard by Marriott, Hyatt Place, Hyatt House, Ramada by Wyndham, Best Western, Clarion, La Quinta, Staybridge Suites, Candlewood Suites, and many more.

As a result of our decision to focus on highly relevant and high-margin hotel distribution, we have temporarily shifted our primary focus away from traditional supermarket distribution. We believe that widespread and successful distribution in the lobby shops of the world’s leading hotel brands will grow revenue, grow brand awareness, and establish the nighttime snack category we are pioneering, and will pave the way to future success in supermarkets and other traditional retail channels.

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

In 2019, Nestle announced interest in the nighttime snacking space with the introduction of a candy-type product called GoodNight. In 2020, Pepsi announced the launch of a “relaxation” drink called Driftwell. Moreover, in 2021, Unilever announced they had initiated a year-long research study to identify how nutrition could be used to improve sleep, through impact on the gut microbiome. In September 2021, the Chief Medical Officer of Pepsi stated that Pepsi researchers were examining how foods and beverages affect neurochemical pathways, and that the company was interested in how this research could be used to impact sleep.

Nightfood competes based upon the unique characteristics and positioning of our products and we expect to derive significant leverage from being the pioneer and creator of the emerging night snack category. However, other companies, including those with greater name recognition than us and greater resources may seek to introduce products that directly compete with our products. Management believes that if a competitor sought to develop a competing product, it could do so and begin to establish retail distribution in 12-24 months.

Management speculates that entry into our category by one of the global players would significantly benefit our Company by advancing the growth of the category while also significantly increasing the strategic value of the Nightfood brand and existing distribution partnerships to the other global competitors.

Based on the current acquisition climate in the consumer goods space, Management believes that successful growth of the Nightfood snack line would likely bring acquisition offers from potential competitors as quickly as it might actually bring competition on the shelf from those same potential competitors. Management has no knowledge or reason to believe that any of the large global food and beverage companies are actively planning a launch of any new internal products to compete in our category.

Management believes widespread distribution in the lobby shops of the world’s largest hotel chains will provide a unique and powerful competitive advantage within the sleep-friendly nighttime snack category. In this vertical, the Nightfood brand can be insulated from potential competition compared to in the supermarket environment. In addition, deep and wide hotel penetration could serve to entrench Nightfood as the leading brand within the category, with a de-facto endorsement by the hotel industry serving as a distinct competitive advantage for Nightfood when competing head to head with competitors in other segments of the marketplace.

We believe the very nature of the hotel lobby shops, with small retail footprint and limited selection, will afford Nightfood a protected position in that high-margin vertical during the formative years of the category. Furthermore, management believes widespread hotel rollout of Nightfood snacks will serve to validate the concept of sleep-friendly nutrition and night snacks in the minds of consumers, potentially accelerating its adoption in all relevant retail verticals.

Intellectual Property Rights

We own the registered trademark “Nightfood®” for the nutrition bar/snack/meal replacement category, and the ice cream category in the United States. In September 2021, the Company also submitted for federal trademark protection for the Nightfood mark in the categories of cookies, chips, and candy in the United States. The Nightfood mark in the ice cream category has also been registered in Australia, Benelux, Canada, Germany, Ireland, Mexico, New Zealand, and the United Kingdom. We believe these marks will prove important and valuable to our business as we continue to pioneer the development of a new category of snacks that support relaxation with a sleep-friendly nutritional profile, specific to consumption at night, between dinner and bedtime.

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

Our wholly owned subsidiary, MJ Munchies, Inc., owns a registered trademark for “Half-Baked” in the State of California relating to marijuana edibles, and has two pending federal trademark applications for “Half-Baked” relating to certain packaged snacks and beverages. We can give no assurance that the federal trademark applications will be approved, or that if approved, it will not face legal challenges. We also acquired the HalfBaked.com domain, and several other related domain names and intellectual property assets.  We are not currently pursuing this line of business but may do so in the future if funds allow and we feel it appropriate based upon our evolving business model.

Personnel

Nightfood has no employees. Our CEO, Sean Folkson, and other key team members have consulting agreements with the Company. Through vendor and consultant relationships, Nightfood has well over one dozen team members contributing to our operations on a regular basis. Should we be successful in executing our business plan, we anticipate potentially hiring employees at some point to assist with various company functions. However, we also expect to continue to strategically outsource significantly to accomplish work that might otherwise be done by employees in a more traditional company.

Customers

Our customers consist primarily of distributors that sell snack product to hotels and supermarkets. In FY 2022, we had one customer that accounted for over 20% of our Gross Sales. Two other customers each accounted for 16% and four others each accounted for between 8.5% and 9.9%. In FY 2021, we had one customer that accounted for over 30% of our Gross Sales. Three other customers each accounted for between 7.8% and 23%. As a result of our efforts to shift our primary focus away from traditional supermarket distribution to focus on higher-margin hotel distribution, we expect the mix of distributors, at least in the short term, to trend towards more hotel distribution and less supermarket distribution.

Vendors

During the year ended June 30, 2022, no vendors accounted for more than 10% of our operating expenses. During the year ended June 30, 2021, one vendor accounted for more than 10% of our operating expenses.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Condition

We require substantial additional funds to execute our business plan. We have not yet established significant traction in the marketplace. We generated net revenues of $443,538 and $701,246 for the fiscal years ended June 30, 2022 and 2021, respectively. Our future viability is dependent on our ability to substantially increase our sales revenues. Furthermore, unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment. Over the next 6-12 months, we believe we will require approximately $2,000,000 - $3,000,000 in debt or equity financing to eliminate existing debt and continue to scale our business through the introduction of new products and new distribution points and attain profitability. The Company is continuing to raise capital through the sale of a combination of its common stock, preferred stock and/or convertible notes, as well as the potential cash exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. We can give no assurance that we will be able to raise the required funds.

Our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2022, and June 30, 2021 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We cannot predict when we will achieve profitability. We have not been profitable and cannot predict when we will achieve profitability, if ever. We have experienced net losses since our inception. Our inability to become profitable may force us to curtail or temporarily discontinue our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of June 30, 2022, we had an accumulated deficit of $28,101,458.

Risks Related to Our Business

The hotel industry may not adopt the concept of “nighttime snacks” for their guests. Although it has been communicated to management by executives from multiple global hospitality companies that they agree with the premise that any hotel selling snacks for guests should offer sleep-friendly nighttime snacks, the possibility exists that the industry, as a whole, will not adopt the concept and our brand will not be able to scale sufficiently for us to ever reach profitability. Significant competition exists within the hotel industry. While management believes that a few major chains introducing nighttime snacks could trigger a tipping point within the space, it is possible that the brand may fail to reach that level of growth. While our first global hospitality partner has communicated being happy with our strong sales and a desire to introduce Nightfood into additional hotel chains comprising more than 3,000 hotel properties in the United States in the coming weeks, previous launch timelines presented to the company have experienced significant delays. Therefore, there is no guarantee that such a launch will happen in calendar 2022, or at all. If management is wrong in its belief that the brand can achieve widespread hotel distribution, and there is an insufficient market for our products, it is likely we will fail, and investors will lose their investment.

Reduction in future demand for our products would adversely affect our business. Demand for our ice cream, cookies, and other future products depends in part on our ability to anticipate and effectively anticipate and respond to shifts in consumer trends and preferences, including the types of products our consumers want and how they discover, purchase and consume them. Consumer preferences continuously evolve due to a variety of factors, including changes in consumer demographics, consumption patterns and channel preferences; pricing; product quality; concerns or perceptions regarding packaging and its environmental impact; and concerns or perceptions regarding the nutrition profile and health effects of, or location of origin of, ingredients or substances in our products. Concerns with any of the foregoing could lead consumers to reduce or publicly boycott the purchase or consumption of our existing products or other products we may develop in the future. Consumer preferences are also influenced by perception of our brand image or the brand images of our products, the success of our advertising and marketing campaigns, our ability to engage with our consumers in the manner they prefer, including through the use of digital media, and the perception of our use, and the use of social media. Any inability on our part to anticipate or react to changes in consumer preferences and trends can lead to reduced demand for our products, lead to inventory write-offs or erode our competitive and financial position, thereby adversely affecting our business. In addition, our business operations are subject to disruption by natural disasters or other events beyond our control that could negatively impact product availability and decrease demand for our products.

We rely in part on third-party distributors to effectively distribute our products. If we cannot maintain positive relationships with our existing and future distributors who wish to, or can, effectively distribute our products to hotels and supermarkets, our operating results and business may suffer.

We depend on qualified distributors for the distribution of Nightfood snacks. We are subject to the uncertainty of convincing distributors to accept and distribute our products, which are in the nighttime snaking category, an as of yet unproven market we are pioneering. Further, even if we are able to convince distributors to carry our products, we will depend on these distributors’ support in marketing our products, yet we will be unable to control their efforts completely, and they may cancel our arrangements at any time. These distributors typically would sell a variety of other, competing and non-competing products that may limit the resources they dedicate to selling our products. Identifying and retaining third-party distributors and convincing them of our value requires significant time and resources. To develop and expand our distribution, we will be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not supportive in their sales efforts, we may not achieve or may have a reduction in revenue and our operating results, reputation and business would be harmed.

Inflation may increase our costs and alter our capital requirements.

Recently, inflation has increased to historic levels across the U.S. and global economy, driving up the costs of goods and services. Inflation can adversely affect us by increasing the costs of our materials, the development and manufacture of our products, administration, and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

Additionally, inflation and related developments could impact consumer and small business spending, including scaling back discretionary purchases of our products, and have other unforeseen consequences. Challenging economic times could cause potential new customers not to purchase or to delay purchasing our products, and could cause our existing customers to discontinue purchasing our products.

Any of the foregoing may negatively impact our revenues and future financial results.

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

Our reliance on third-party service providers can have an adverse effect on our business. We rely on third-party service providers for most areas of our business, including procurement of ingredients, manufacturing, transportation, cold storage, sales & marketing, and finance and accounting functions. Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in additional costs to correct errors made by such service providers. Depending on the function involved, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, damage to our reputation, all of which can adversely affect our business. For example, should the refrigeration system fail at our third-party cold storage facility, we could suffer the loss of some, or all, of our inventory. Should our contract manufacturers go out of business or suffer major equipment failure, we may lose the ability to produce sufficient quantities of our products for a period of time before establishing production with a new copacker. Any number of similar failures on behalf of our service providers could prove damaging to our ongoing operations and our ability to fulfill demand.

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

The full impact of COVID-19 on our business remains unknown. Reports indicate that consumer behavior has shifted as a result of COVID and the resulting impact on the economy. Some of these reported changes include fewer supermarket visits, consumer reliance on legacy brands in lieu of trying new branded offerings, and increases in at-home snacking. Further, for a period of time, COVID resulted in decreased travel and hotel occupancy, which would have adversely affected any sales of our products in hotels that would have carried our snacks. Additionally, customary marketing tactics such as in-store displays and product sampling have been either impaired or impermissible, which could have a material adverse effect on the introduction of our products in new retail establishments. To date, we have experienced only minor issues regarding supply chain and logistics. Our order processing function has been largely normal to date, and our manufacturers have assured us that their operations are continuing with no or minor interruptions. However, any future changes as a result of COVID-19 could have a material adverse effect on our results of operations and financial condition, including that an uptick in cases and resulting shutdowns in travel could materially adversely affect our projected sales in our new hotel vertical...

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

Risks Relating to our Securities and Structure

The ability of our sole executive officer and director to control our business will limit minority shareholders’ ability to influence corporate affairs. As of the date of this filing, Mr. Folkson beneficially owned 16,776,591  shares of our common stock. In addition to his beneficial ownership of the common stock, Mr. Folkson beneficially owns 1,000 shares of our Series A Preferred Stock, which votes with the common stock and has an aggregate of 100,000,000 votes. Accordingly, Mr. Folkson controls the majority of the voting power in the Company. Because of his stock ownership, Mr. Folkson is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. Mr. Folkson’s interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Other shareholders have no way of overriding decisions made by Mr. Folkson as an officer or a director through their ownership of our common stock. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Our management’s evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2022 concluded that our controls were not effective. Management believes there is a possibility that these control deficiencies, if uncorrected, may result in material misstatements in the annual or interim financial statements that might not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies constitute material weaknesses. Although the Company is taking steps to remediate the material weaknesses, it currently has limited resources to do so and there can be no assurance that similar incidents can be prevented in the future.

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

Our trading market may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. Although trading activity in our stock has increased in recent years, generally there has been a limited public market for our common stock, and there can be no assurance that an active and regular public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because our securities have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Recent issuances of convertible preferred stock may have a negative impact on the trading prices of our common stock. Between April and September of 2021, we sold 5,000 shares of our Series B Convertible Preferred Stock. Each of these shares of preferred stock is convertible into 5,000 shares of common stock (an effective per share price of $0.20) and on conversion the holder will also receive 5,000 warrants, initially exercisable at $0.30, to purchase a share of our common stock. As a result of recent financing transactions, the cash exercise price for all warrants issued resulting from conversions of our Series B Convertible Preferred Stock has been adjusted to approximately $.286. The resale of these shares and shares issued on any cash exercise of the warrants can have a negative effect on the market for our common stock and may cause dilution to our common stockholders.

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

Future sales of our common stock by our stockholders could negatively affect our stock price. Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

The last reported price was $.1251 on September 26, 2022

Period Ending June 30, 2022	High	Low
September 30, 2021	$.30	$.215
December 31, 2021	.255	.151
March 31, 2022	.244	.15
June 30, 2022	.21	.131

Period Ending June 30, 2021:
September 30, 2020	$.22	$.13
December 31, 2020	.16	.08
March 31, 2021	.42	.08
June 30, 2021	.52	.24

HOLDERS

The approximate number of holders of record of our common stock at September 27, 2022 was  212. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.  We believe, based upon monthly lists of non-objecting beneficial owners received from service providers, that we have in excess of 5,000 beneficial holders of our securities.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ending June 30, 2022, the Company issued (a) 8,700,000 shares of common stock in regards to the conversion of Series B Preferred Stock , (b) 848,325 shares of common stock for services rendered valued at $214,125 and (c) 335 shares of its Series B Preferred Stock to accredited investors in a private placement. These shares were issued in private transactions pursuant to Section 4(a)(2) of the Securities Act and/or in offerings under Regulation D, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2022, we had no compensation plans under which our equity securities were authorized for issuance.

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

OVERVIEW

What you eat before bed matters.

In solving consumers’ nighttime snacking problem, Nightfood is pioneering the category of sleep-friendly nighttime snacking.

Over 80% of Americans snack regularly at night, resulting in an estimated 700 million nighttime snack occasions weekly, and an annual spend on night snacks of over $50 billion. The most popular choices are ice cream, cookies, chips, and candy. Recent research confirms such snacks, in addition to being generally unhealthy, can impair sleep, partly due to excess fat and sugar consumed before bed.

Nightfood’s sleep-friendly snacks are formulated by sleep and nutrition experts to contain less of those sleep-disruptive ingredients, along with a focus on ingredients and nutrients that research suggests can support nighttime relaxation and better sleep quality.

Through partnerships with national distributors and global hospitality companies, Nightfood is focused on establishing widespread national distribution of its sleep-friendly snacks in the high-margin hotel vertical. Management believes hotels have an obligation to help guests achieve better sleep, and one important way to do that is through the snacks hotels curate for sale in their grab-and-go lobby shops.

Management’s vision is for Nightfood snacks to be sold by every hotel that sells snacks for their guests. National hotel distribution is expected to lead to profitability, consumer adoption of the nighttime snack category, and a strategically defensible position from which category leadership can be maintained.

Our snack products are manufactured under contract at third-party manufacturing facilities. We then wholesale those snacks to retailers and distributors.

DEVELOPMENT PLANS

In April, 2022, we received the initial purchase orders for the introduction of Nightfood ice cream into national hotel distribution.

There are an estimated 56,000 hotels across the United States. The five largest hotel companies account for approximately half of those locations, distributed among dozens of hotel chains. Those are (in alphabetical order) Choice Hotels, Hilton Worldwide, Intercontinental Hotels Group, Marriott International, and Wyndham Hotels & Resorts.

Management has developed corporate-level relationships at three of those five companies. Two of those companies have executed corporate-level tests of Nightfood ice cream sales in some of their hotel locations, and both have declared those tests successful.

In May, 2022, one of those companies launched Nightfood ice cream into one of their national hotel chains, an extended-stay hotel chain with approximately 500 properties in the United States. To date, our pints are currently in approximately 300 – 350 of those properties, with more of the properties adding our ice cream over time. In September, 2022, because of our successful sales results across that first hotel chain, that company indicated that Nightfood will be added two of their additional chains, comprising over 3,000 additional properties, with the introduction planned to begin in October, 2022.

Our ice cream pints are available for purchase in hundreds of hotel locations across the United States, including select locations of many of the largest hotel chains in the world. This includes chains such as Holiday Inn, Holiday Inn Express, Fairfield Inn, Courtyard by Marriott, Hyatt Place, Hyatt House, Ramada by Wyndham, Best Western, Clarion, La Quinta, Staybridge Suites, Candlewood Suites, and many more.

While Nightfood may currently only be available in just one or a few locations of certain of these chains, we feel the breadth of our distribution reflects the appeal of our snack products across many segments of the hospitality industry. From select-service to full-service, from short-term to extended stay, we believe every hotel that sells snacks is a potential distribution point for Nightfood.

In September, 2022, we announced that independent industry sales data from Impulsify reflected our ice cream pints were selling well relative to more popular brands such as Haagen Dazs and Ben & Jerry’s. We believe this sales data, collected in only the 3rd and 4th months of our introduction into national hotel distribution, is a positive sign that our products can compete effectively in the hotel environment.

We believe the concept of sleep-friendly snacking for their guests is important to hotel decision-makers. We also believe that ongoing strong relative sales will be a contributing factor to establishing distribution in a significant percentage of the 56,000 hotels across the United States.

Our plans call for the introduction of Nightfood sleep-friendly versions of many of the most popular nighttime snack formats. In addition to ice cream pints, this includes single-serve ice cream novelties, cookies, chips, candy, and nutrition bars.

Hotel executives have indicated to us that they believe their guests can benefit from such a wide brand offering. We also believe having snacks in multiple formats will benefit the Company through increased trial, revenue, brand awareness, and category development.

In August, 2022, the first commercial production run of Nightfood Prime-Time Chocolate Chip cookies was completed. We have two additional flavors (cherry oat and snickerdoodle) nearing completion of R&D at the time of this filing.

We have begun development on both Nightfood single-serve ice cream novelties, and Nightfood chips. Our goal is to introduce both snack formats in calendar 2023.

Management believes widespread distribution in the world’s largest and most trusted hotel chains could result in significant increases in gross sales and net revenue and lead to profitability. Doing business in the hotel vertical effectively eliminates three of the major line items that reduce and delay profitability for new food and beverage products in the supermarket vertical. These are slotting fees, advertising, and pricing promotions.

In addition to the revenue and contribution margin from the sales of the product in the hotel environment, Management believes hotel distribution would result in important secondary benefits. Consumers encountering and purchasing Nightfood in a trusted and respected hotel outlet could be more likely to seek out the product in local supermarkets than consumers that have not had prior exposure to the brand.

In addition, it is believed that securing widespread hotel distribution would serve as a validation of the importance of sleep-friendly nutrition and the entire night snack category. We believe consumers will rightfully interpret the diligence of these leading hotel brands in providing sleep-friendly nutrition for their guests to be a validation of the core point of view of the Nightfood brand which is “What you eat before bed matters.”

As the brand pioneering and leading the sleep-friendly snack category, we believe that anything which advances the overall adoption of the category by consumers is, by extension, beneficial to the Nightfood brand.

INFLATION

Inflation can be expected to have an impact on our operating costs. Similar to many other industries, we have recently seen increases in the cost of certain ingredients and packaging materials. Such increases will either result in lower gross margins or necessitate an increase in our wholesale pricing. A prolonged period of inflation could cause a general economic downturn and negatively impact our results.

SEASONALITY

With a focus on distribution of our snacks in hotels over the next 1-2 years before we envision revisiting a focus on supermarkets, a certain amount of seasonality is expected. As U.S. hotel occupancy has a history of peaking in June and July, with occupancy rates approximately 10% above the average, it is possible that we will experience an increase in sales related to that occupancy peak.

As an early-stage and growing brand, with a product mix that is expected to include a variety of snacks such as ice cream, cookies, chips, candy, and more, the full impact of seasonality on our business might not be fully understood for several additional annual cycles.

CORONAVIRUS (COVID-19)

The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, has still not been fully predicted.

We have experienced minimal issues with supply chain and logistics, except that there have been recent and significant increases in costs relating to freight and packaging. Order processing function has been normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

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

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations, and they require critical management judgments and estimates about matters that may be uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	For accounts within the supermarket space, the Company frequently offers sales discounts and promotions to customers through various programs such as rebates, temporary price reductions, product coupons, and other trade activities. This is standard practice for consumer products in the competitive and price-sensitive supermarket space. The Company records these activities as a reduction of gross sales as part of the calculation to arrive at reported net revenue.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2022 Compared to Fiscal Year ended June 30, 2021

Revenue

During the year ended June 30, 2022, we had Net Revenues of $443,538 on Gross Sales of $614,125 compared to the year ended June 30, 2021, when we had Net Revenues of $701,246 on Gross Sales of $1,117,847. Gross Sales decreased by 45.1% and Net Revenue decreased by 36.8% year over year, as a result of our ice cream being rotated out of distribution in Walmart locations and other supermarkets, as we simultaneously pivoted to the higher-margin hospitality vertical where we believe our brand and unique sleep-friendly positioning deliver a competitive advantage.

Net Revenues are reported as Gross Sales less Slotting Fees (described below) and other contra-revenue accounts such as those related to manufacturers coupons, in-store specials (such as 2 pints for $8), consumer rebate programs, and more.

Slotting fees are typically one-time fees customarily charged to brands by supermarkets and distributors to add a new product line into their product assortment. For the year ended June 30, 2022, $22,500 of Gross Sales were cancelled out due to slotting arrangements with retailers and distributors compared to $223,691 for the year ended June 30, 2021. The 90% decrease in 2022 compared to 2021 was the result of our decreased supermarket distribution.

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

These slotting fees and other promotional expenses do not appear on the income statement as an expense. Rather, they are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product sold by the Company and shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees. With a focus on the hospitality vertical, we expect slotting expenses and other revenue reductions to decrease significantly as a percentage of Gross Sales.

The following tables summarize Gross Sales and Net Revenue for the years ended June 30, 2022 and 2021.

	Year Ended June 30,
	2022	2021
Gross sales	$614,125	$1,117,847
Less:
Slotting fees	$(22,500)	$(223,691)
Sales discounts and other reductions	(148,087)	(192,910)
Net Revenues	$443,538	$701,246

Operating Expenses

Our operating expenses for the year ended June 30, 2022, were $2,372,873, compared to $3,210,875 for the year ended June 30, 2021. The decrease in operating expenses is due largely to decreases in Cost of product sold to $486,163, for the year ended June 30, 2022, compared to $721,777 for the year ended June 30, 2021. This decrease in cost of product sold is due to a decrease in pints sold which is offset to some extent by an increase in per-unit freight costs as a proportion of gross sales due to increases in fuel prices and due to more orders being shipped outside of the consolidated Walmart shipping lanes.

Our income statement shows an increase in Advertising and Promotional expenses to $596,331 for the year ending June 30, 2022, from $588,172 for the year ending June 30, 2021. This includes items such as social media advertising, consumer promotions, marketing partnerships, paid advertising, samples expense and public relations. The two most significant components of Advertising and Promotional were paid advertising and promotion related expenses. For each of those line items, more than two-thirds of the expense during Fiscal 2022 occurred in the first quarter of the fiscal year. Our Advertising and Promotional expenses since September 30, 2021 decreased significantly compared to previous quarters. We expect that trend to continue with our focus on distribution through the higher-margin hotel vertical as compared to conventional supermarkets.

Selling, general and administrative expenses increased to $492,713 for the year ending June 30, 2022, compared to $479,881 for the year ending June 30, 2021. This includes items such as web hosting, web marketing services, freight, warehousing, shipping, product liability insurance, research & development of new products. The selling, general, and administrative expenses for the year ended June 30, 2021 included a one-time gain on extinguishment of debt of $715,075. There was no such one-time gain in the year ended June 30, 2022, which is the reason that a significant decrease in selling, general, and administrative is not reported for the current reporting period. Professional fees decreased from $1,421,045 for the year ending June 30, 2021, to $797,666 for the year ending June 30, 2022. This includes legal fees, marketing consulting, accounting and auditor fees, and other paid consultants. The decrease is largely due to the absence of significant capital raising activities during the year ending June 30, 2022 and the fees that tend to accompany such transactions, a significant portion of which do not involve cash expenditures, but are tied to the valuation of shares and warrants.

For the year ended June 30, 2022, total interest expense was $318,519 compared to the year ended June 30, 2021, when we reported total interest expense of $281,505. Part of the reason for the increased interest expense was our incurrence of additional indebtedness in December 2021. For the year ended June 30, 2022, we recorded a loss on debt extinguishment upon note conversion of $0 compared to the year ended June 30, 2021, when we recorded a loss on debt extinguishment upon note conversion of $1,442,325.

For the year ended June 30, 2022, we recorded a change in fair value of derivative liability of $0 compared to the year ended June 30, 2021, when we recorded a change in fair value of derivative liability of ($853,329). For the year ended June 30, 2022, we recorded an amortization of beneficial conversion feature of $275,423 compared to the year ended June 30, 2021, when we recorded an amortization of beneficial conversion feature of $814,769. A significant portion of these amounts recorded in both years stems from the accounting treatment applied to financing activities.

Net Loss

For the year ended June 30, 2022, we had a net loss of $2,523,277, compared to the year ended June 30, 2021 when we had a net loss of $3,479,824. A significant portion of the losses recorded in both years stems from the accounting treatment applied to financing activities. Operating losses for the year ended June 30, 2022, were $1,929,335 and $2,509,629 for the year ended June 30, 2021.

Deemed Dividend

The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2022, upon issuance of the final 335 shares of the total 5,000 designated shares of Series B Preferred stock the Company recorded a deemed dividend as a result of the beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the Series B Preferred Stock, pursuant to which each share of Series B Preferred Stock is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,467,235. The beneficial conversion feature (BCF) was treated as a deemed dividend, and fully amortized on transaction date due to the fact that the issuance of the Series B preferred stock was classified as equity. In connection with certain clauses under sale of Series B Stock, the Company recognized a discount created by separating a BCF from this.

Customers

Our customers consist primarily of distributors that sell snack product to hotels and supermarkets. In FY 2022, we had one customer that accounted for over 20% of our Gross Sales. Two other customers each accounted for 16% and four others each accounted for between 8.5% and 9.9%. In FY 2021, we had one customer that accounted for over 30% of our Gross Sales. Three other customers each accounted for between 7.8% and 23%. As a result of our efforts to shift our primary focus away from traditional supermarket distribution to focus on hotel distribution, we expect the mix of distributors, at least in the short term, to trend towards more hotel distribution and less supermarket distribution.

Vendors

During the year ended June 30, 2022, no vendors accounted for more than 10% of our operating expenses. During the year ended June 30, 2021, one vendor accounted for more than 10% of our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had cash on hand of $280,877, accounts receivable of $93,674, and inventory value of $331,531. As of June 30, 2021, we had cash on hand of $1,041,899, accounts receivable of $109,589, and inventory value of $387,736. The decrease in cash is the result of us funding ongoing operations while executing a strategic pivot towards the hospitality vertical, including investing in sales, business development, and research and development expenses related to bringing new products to market in a new channel. The decrease in accounts receivable is due to a decrease in overall sales activity relating to sales and distribution of Nightfood ice cream.

Since June 30, 2022, we raised $576,800 in net proceeds from the sale of a promissory note and warrants to an institutional investor

As of June 30, 2022, we had accounts payable of $234,152 compared to $459,703 on June 30, 2021. This decrease is due primarily to paying down certain payables combined with lower operating expenses.

Since our inception, we have sustained operating losses. During the year ended June 30, 2022, we incurred a net loss of $2,523,277 and had total stockholders’ equity of $265,576.

The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout Fiscal 2023 or adequate to satisfy our ongoing working capital needs as we continue to expand distribution. The Company is continuing to raise capital through the sale of its securities, including common stock, preferred stock, and debt (including convertible debt) to finance the Company’s operations, of which it can give no assurance of success. In addition, we will receive the proceeds from our outstanding warrants as, if and when such warrants are exercised for cash.

On July 17, 2022, the Company made an initial filing with the Securities and Exchange Commission for a Tier 2 offering pursuant to Regulation A (also known as “Regulation A+) with the intent to raise capital through an equity crowdfunding campaign We believe this offering, if and upon its successful qualification and launch, will enable us to raise the capital needed to eliminate all corporate debt and operate the company until profitability is achieved.

Based on the results from the 2021 test, we projected that distribution of our ice cream pints in approximately 4,000 hotel locations would bring the company to profitability. However, due to recent and significant inflation-related increases in costs related to freight, packaging, and ingredients, combined with significantly higher retail prices charged by certain hotels and out-of-stock situations at a meaningful percentage of hotels, Management believes distribution of our ice cream in a larger number of hotels might be required to attain profitability. Similar to many other food and beverage companies in the current economic climate, Management is assessing the possibility of an increase in wholesale pricing to offset lower gross margins resulting from recent cost increases.

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

From our inception in January 2010 through June 30, 2022, we have generated an accumulated deficit of approximately $28,101,458. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. Many large, fast growing, and successful companies have reported accumulated deficits in recent years, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, Chobani, and Tesla. In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, it is expected we may incur additional operating losses during the course of Fiscal 2023 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

We anticipate deriving additional revenue from product sales and new distribution arrangements in Fiscal 2023, but we cannot at this time quantify the amount.

CASH FLOWS

During the year ended June 30, 2022, net cash used in operating activities totaled $2,070,030, compared to $1,439,828 for the year ended June 30, 2021. This increase is due largely to the way certain financing activities completed in the year ended June 30, 2021 significantly decreased reported net cash used in operating activities. There were no similar financing activities completed in the year ended June 30, 2022.

During each of the fiscal years ended June 30, 2022 and 2021, there was net cash provided by investing activities of $0.

During the year ended June 30, 2022, net cash aggregating $1,309,008 was provided by financing activities, which represents net proceeds of $984,808 from the issuance of convertible debt, $308,200 from the sale of Series B Preferred Shares, and $16,000 from the proceeds of warrants exercised. During the year ended June 30, 2021, net cash aggregating $2,284,105 was provided by financing activities, which represents net proceeds of $720,000 from the issuance of common stock for convertible debt, $2,868,000 from the sale of newly designated Series B Preferred Shares, ($1,300,000) related to the repayment of convertible debt, and ($3,895) from repayment of short-term debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Nightfood Holdings, Inc.

Consolidated Financial Statements

For the years ended June 30, 2022 and 2021

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nightfood Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nightfood Holdings, Inc. (the Company) as of June 30, 2022, and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $28,101,458 and a net loss of $2,523,277. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2022.

Denver, Colorado September 28, 2022 PCAOB ID 6778

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Nightfood Holdings, Inc. and Subsidiaries

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Nightfood Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of June 30, 2021, and the related consolidated statement of operations, changes in stockholders equity and cash flow for the year in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statement”). In our opinion, the consolidated financial statement present fairly, in all material respects, the financial position of the Company at June 30, 2021, and the result of its operations and its cash flows for the year in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statement, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has an accumulated deficit that raise substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statement does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

The financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statement that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2014.

New York, NY

October 13, 2021

Nightfood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2022	2021
ASSETS

Current assets:
Cash	$280,877	$1,041,899
Accounts receivable (net of allowance of $0 and $0, respectively)	93,674	109,589
Inventory	331,531	387,736
Other current asset	137,797	33,480
Total current assets	843,879	1,572,704

Total assets	$843,879	$1,572,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234,152	$459,703
Accrued expense - related party	-	3,000
Convertible notes payable - net of discounts	344,151	-
Total current liabilities	578,303	462,703

Commitments and contingencies		-

Stockholders’ equity:
Series A Stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of June 30, 2022 and June 30, 2021, respectively)	1	1
Series B Stock, ($0.001 par value, 5,000 shares authorized, and 3,260 and 4,665 issued and outstanding as of June 30, 2022 and June 30, 2021, respectively)	3	5
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 91,814,484 issued and outstanding as of June 30, 2022 and 80,707,467 issued and outstanding as of June 30, 2021, respectively)	91,814	80,707
Additional paid in capital	28,275,216	26,226,159
Accumulated deficit	(28,101,458)	(25,196,871)
Total Stockholders’ Equity	265,576	1,110,001
Total Liabilities and Stockholders’ Equity	$843,879	$1,572,704

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	June 30, 2022	June 30, 2021

Revenues, net of slotting and promotion	$443,538	$701,246

Operating expenses
Cost of product sold	486,163	721,777
Advertising and promotional	596,331	588,172
Selling, general and administrative	492,713	479,881
Professional fees	797,666	1,421,045
Total operating expenses	2,372,873	3,210,875

Loss from operations	(1,929,335)	(2,509,629)

Other (income) and expenses
(Gain) on accounts payable settlement	-	(715,075)
Interest expense – bank debt	-	1,012
Interest expense – shareholder	-	177,693
Interest expense – other	48,309	102,800
Interest expense – financing cost	270,210	-
Loss (Gain) on debt extinguishment upon note conversion, net	-	2,100,405
(Gain) on debt extinguishment upon refinancing	-	(658,080)
Change in fair value of derivative liability	-	(853,329)
Amortization of Beneficial Conversion Feature	275,423	814,769
Total other (income) and expenses	593,942	970,195

Provision for income tax	-	-

Net loss	$(2,523,277)	$(3,479,824)

Deemed dividend on Series B Stock	381,310	4,085,925
Net loss attributable to common stockholders	$(2,904,587)	$(7,565,749)

Basic and diluted net loss per common share	$(0.03)	$(0.11)

Weighted average shares of capital outstanding – basic and diluted	87,521,595	71,090,407

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended June 30, 2022 and 2021

	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance, June 30, 2020	61,796,680	$61,797	1,000	$1	-	$-	13,088,177	(17,631,122)	(4,481,147)

Common stock issued for services	1,661,210	1,661					370,592		372,253
Common stock issued for interest	1,946,080	1,946					182,328		184,274
Issuance of common stock for debt conversion	15,303,497	15,303					1,417,697		1,433,000
Issuance of warrants							613,009		613,009
Fair value of shares issued upon debt conversion							2,100,435		2,100,435
Preferred Stock B from extinguishment of convertible notes					1,500	2	1,499,999		1,500,001
Preferred Stock B issued from private placement, net of financing cost (Includes 15 shares issued for services					3,165	3	2,867,997		2,868,000
Deemed dividend associated with Preferred Stock B							4,085,925	(4,085,925)	-
Net loss								(3,479,824)	(3,479,824)
Balance, June 30, 2021	80,707,467	$80,707	1,000	$1	4,665	$5	$26,226,159	$(25,196,871)	$1,110,001

Common stock issued for services	848,325	848					213,277		214,125
Common stock from conversion	8,700,000	8,700			(1,740)	(2)	(8,698)		-
Preferred B issued from private placement					335	-	335,000		335,000
Preferred B issued - financing cost							(26,800)		(26,800)
Unissued shares previously allocated for services	(41,308)	(41)					41		-
Discount on issuance of convertible notes							931,272		931,272
Warrants issued as financing cost							170,210		170,210
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Deemed dividends associated with warrants related dilutive adjustments							91,375	(91,375)	-
Issuance of warrants							39,045		39,045
Exercise of warrants	1,600,000	1,600					14,400		16,000
Net loss								(2,523,277)	(2,523,277)
Balance, June 30, 2022	91,814,484	$91,814	1,000	$1	3,269	$3	$28,275,216	$(28,101,458)	$265,576

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,523,277)	$(3,479,824)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services	214,125	372,253
Amortization of debt discount and deferred financing fees	275,423	917,569
Warrants issued for services	39,045	613,009
Warrants issued for financing	170,210	-
(Gain) on accounts payable settlement	-	(715,075)
Loss on debt extinguishment upon note conversion, net	-	2,100,405
(Gain) on debt extinguishment upon refinancing	-	(658,080)
Change in derivative liability	-	(853,329)
Stock issued for interest	-	184,274
Non cash expense	15,192	-
Allowance for Inventories	-	24,403
Change in operating assets and liabilities:
Accounts receivable	15,915	(48,576)
Inventories	56,205	(136,534)
Other current assets	(104,317)	152,450
Accounts payable	(228,551)	93,840
Accrued expenses	-	(6,613)
Net cash used in operating activities	(2,070,030)	(1,439,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock B - net	308,200	2,868,000
Proceeds from the issuance of debt-net	984,808	720,000
Proceeds from exercise warrants	16,000	-
Repayment of convertible debt	-	(1,300,000)
Repayment of short-term debt	-	(3,895)
Net cash provided by financing activities	1,309,008	2,284,105

NET INCREASE IN CASH AND CASH EQUIVALENTS	(761,022)	844,277

Cash and cash equivalents, beginning of year	1,041,899	197,622
Cash and cash equivalents, end of year	$280,877	$1,041,899

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$1,012
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt and warrants discount accounted on convertible notes	$931,272	$-
Common stock issued for preferred stock conversion	$7,950	$-
Deemed dividend associated with preferred stock B and warrants dilutive adjustment	$381,310	$4,085,925
Initial derivative liability and Debt discount due to beneficial conversion feature on notes issued	$-	$512,993
Stock issued for conversion of debt	$-	$1,433,000
Derivative liability reclassed to loss on extinguishment of debt upon notes conversion	$-	$2,100,405
Stock issued for interest	$-	$184,274
True-up adjustment in debt discount and derivative liability	$-	$37,360
Preferred Stock B from extinguishment of convertible notes	$-	$1,500,001

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Nightfood Holdings, Inc. (the “Company”, “we”, “us” or “our”) is a Nevada Corporation organized October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York Corporation from its sole shareholder, Sean Folkson.  All our operations are conducted by our Subsidiaries (Nightfood, Inc. and MJ Munchies, Inc.).

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

The audited consolidated financial statements include the accounts of Nightfood Holdings, Inc. and its wholly owned subsidiaries, NightFood, Inc. and MJ Munchies, Inc. The Company consolidates all majority-owned and controlled subsidiaries in accordance with applicable standards. All material intercompany accounts and balances have been eliminated in consolidation.

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

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of B Preferred has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $.30 per share to approximately $.2919 per share through June 30, 2022. See Note 20. Subsequent Events, below.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature existed, as the effective conversion price for the Series B Stock (as defined below) at issuance was less than the fair value of the common stock which the preferred shares are convertible into. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series B Stock was approximately $4.4 million.

Debt Issue Costs	●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as amortization of debt discount.

Equity Issuance Costs	●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs

Original Issue Discount	●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as amortization of debt discount. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Valuation of Derivative Instruments	●	ASC 815 “Derivatives and Hedging” requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives and debt discounts and recognizes a net gain or loss on debt extinguishment.

Reclassification	●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications do not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements	●

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

Cash and Cash Equivalents	●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits

Fair Value of Financial Instruments	●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories	●	Inventories consisting of packaged food items and supplies are stated at the lower of cost or net realizable value (on a FIFO basis), including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred.

Advertising Costs	●

Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations.  Included in this category are expenses related to public relations, investor relations, new package design, website design, design of promotional materials, cost of trade shows, cost of products given away as promotional samples, and paid advertising.  The Company recorded advertising costs of $596,331 and $588,172 for the years ended June 30, 2022, and 2021, respectively. The two most significant components of Advertising and Promotional were paid advertising and promotion related expenses. For each of those line items, more than two-thirds of the expense during Fiscal 2022 occurred in the first quarter of the fiscal year. Our Advertising and Promotional expenses since September 30, 2021 decreased significantly compared to previous quarters, and we expect that trend to continue with our focus on distribution through the higher-margin hotel vertical as compared to conventional supermarkets.

Income Taxes	●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.

●	Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition	●	The Company generates its revenue by selling its nighttime snack products wholesale and direct to consumer.

●	All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	For accounts within the supermarket space, the Company frequently offers sales discounts and promotions to customers through various programs such as rebates, temporary price reductions, product coupons, and other trade activities. This is standard practice for consumer products in the competitive and price-sensitive supermarket space. The Company records these activities as a reduction of gross sales as part of the calculation to arrive at reported net revenue.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

Concentration of Credit Risk	●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2022 and 2021 the Company did not have any uninsured cash deposits.

Receivables Concentration	●	As of June 30, 2022, the Company had receivables due from six customers, one of who accounted for over 59% of the outstanding balance. One of the remaining five accounted for 13.5% of the outstanding balance and one accounted for 11% of the outstanding balance. As of June 30, 2021, the Company had receivables due from five customers, one of who accounted for over 73% of the outstanding balance. One of the remaining four accounted for 11.5% of the outstanding balance

Vendor Concentration	●	During the year ended June 30, 2022 no vendors accounted for more than 10% of the Company’s operating expenses. During the year ended June 30, 2021, one vendor accounted for more than 10% of the Company’s operating expenses.

Income Per Share	●	Net income per share data for both the years ending June 30, 2022 and 2021, is based on net income available to common shareholders divided by the weighted average of the number of common shares outstanding.

Impairment of Long-lived Assets	●	The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable. During the years ended June 30, 2022 and 2021, the Company made a determination and impaired $-0- and $-0-, respectively as, impairment on intangible asset

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

During the years ended June 30, 2022 and 2021, the Company made a determination and capitalized $-0- and $-0-, respectively, under ASC 350-50 and accounted as an intangible asset and amortized the costs over the life of the relationship.

3.	Going Concern	●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended June 30, 2022, the Company had a net loss of $2,523,277, cash used in operations of $2,070,030, cash provided from financing activities of $1,309,008 and accumulated deficit of $28,101,458 and total stockholders’ equity of $256,576.

The Company has limited available cash resources and it does not believe its cash on hand will be adequate to satisfy our ongoing working capital and growth needs throughout Fiscal Year 2023.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. The Company believes that its current capitalization structure, combined with ongoing increases in revenues, will enable it to successfully secure required financing to continue its growth.

Because the Company has limited sales, no certainty of continuation can be stated. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

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

Further, the Company is subject to the continued impact of COVID-19, as further discussed below. See Note 19.

4.	Accounts receivable	●	The Company’s accounts receivable arise primarily from the sale of the Company’s snack products. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days or less. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any sales allowances for June 30, 2022 and 2021, respectively.

5.	Customer Concentrations	●	In FY 2022, we had one customer that accounted for over 20% of our Gross Sales. Two other customers each accounted for 16% and four others each accounted for between 8.5% and 9.9%. In FY 2021, one customer accounted for greater than 30% of gross sales and two other customers accounted for more than 15% of gross sales. As of June 30, 2021, the Company had receivables due from five customers, one of whom accounted for over 70% of the outstanding balance.

6.	Inventories	●	Inventories consists of the following at June 30, 2022 and 2021.

	June 30, 2022	June 30, 2021

Finished Goods-ice cream	$165,470	$338,369
Raw materials - ingredients	82,625	14,760
Packaging	83,436	59,010
Allowance for unsaleable product		(24,403)
TOTAL	$331,531	$387,736

Inventories are stated at the lower of cost (FIFO) or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

7.	Other current assets	●	Other current assets consist of the following vendor deposits at June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Prepaid advertising costs	$-	$-
Vendor deposits – Other	$134,797	$33,480
TOTAL	$134,797	$33,480

8.	Settlement of Accounts Payable

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

Below is a reconciliation of the gain on accounts payable settlement as presented on the Company’s statement of operations for the fiscal year ended June 30, 2021:

Written off accounts payable	$947,260
Written of prepaid advertising costs in other assets	(212,185)
Cash payment	(20,000)
Gain on accounts payable settlement	$715,075

9.	Other Current Liabilities	●	Other current liabilities consist of the following at June 30, 2022 and 2021.

	2022	2021
Accrued consulting fees – related party	$-	$3,000
TOTAL	$-	$3,000

10.	Convertible Notes Payable	●	Convertible Notes Payable consist of the following at June 30, 2022 and 2021. As of June 30, 2022, each of the notes below had been retired.

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

On February 14, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated February 14, 2019, in the amount of $104,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 14, 2020, and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $104,000 Notes was calculated using the Black-Scholes pricing model at $90,567, with the following assumptions: risk-free interest rate of 2.53%, expected life of 1 year, volatility of 136%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $104k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $0. $50,000 of the note has been successfully retired via conversion into shares during the year ended June 30, 2020 and $54,000 of the note has been successfully retired via conversion into shares during the three months ended September 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $4,098 included under line item “Loss on debt extinguishment upon note conversion, net” during 2020 fiscal year and accounted for a loss on conversion of $36,242.

On April 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated April 29, 2019, in the amount of $208,000. The lender was Eagle Equities, LLC. The notes have a maturity of April 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $208,000 Notes was calculated using the Black-Scholes pricing model at $170,098, with the following assumptions: risk-free interest rate of 2.42%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $208k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2020, the debt discount was $0. $208,000 of the note has been successfully retired via conversion into shares during the three months ended September 30, 2020. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $109,561 included under line item “Loss on debt extinguishment upon note conversion, net”.

On June 11, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated June 11, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of June 11, 2020, and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $240,217, with the following assumptions: risk-free interest rate of 2.05%, expected life of 1 year, volatility of 16%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300,000 Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, the debt discount was $0. The Company fair valued the notes as of conversion date and accounted for a loss on conversion of $42,595 included under line item “Loss on debt extinguishment upon note conversion, net”.

On July 5, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated July 5, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of July 5, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $239,759, with the following assumptions: risk-free interest rate of 1.98%, expected life of 1 year, volatility of 118%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the 300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 the debt discount was $0. This note has been successfully retired via conversions into shares as of June 30, 2021.

On August 8, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 8, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 8, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $254,082, with the following assumptions: risk-free interest rate of 1.79%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, the debt discount was $0. This note has been successfully retired via conversions into shares as of June 30, 2021.

On August 29, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated August 29, 2019, in the amount of $300,000. The lender was Eagle Equities, LLC. The notes have a maturity of August 29, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $300,000 Notes was calculated using the Black-Scholes pricing model at $234,052, with the following assumptions: risk-free interest rate of 1.75%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $300,000 Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021, the debt discount was $0. This note has been successfully retired via conversions into shares as of June 30, 2021.

On September 24, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated September 24, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of September 24, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $118,009, with the following assumptions: risk-free interest rate of 1.78%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 the debt discount was $0. This note has been successfully retired via conversions into shares as of June 30, 2021.

On November 7, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated November 7, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of November 7, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $121,875, with the following assumptions: risk-free interest rate of 1.58%, expected life of 1 year, volatility of 122%, and expected dividend yield of zero. Because the fair value of the note did not exceed the net proceeds from the $150k Notes, no charge was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 the debt discount was $0. This note has been successfully retired via conversions into shares as of June 30, 2021.

On December 31, 2019, the Company entered into a convertible promissory note and a security purchase agreement dated December 31, 2019, in the amount of $150,000. The lender was Eagle Equities, LLC. The notes have a maturity of December 31, 2020 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest trading price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,000 Notes was calculated using the Black-Scholes pricing model at $189,172, with the following assumptions: risk-free interest rate of 1.59%, expected life of 1 year, volatility of 115%, and expected dividend yield of zero. Because the fair value of the note exceed the net proceeds from the $150k Notes, $39,172 was recorded to “Financing cost” for the excess of the fair value of the note. As of June 30, 2021 the debt discount was $0. This note has been successfully retired via conversions into shares as of June 30, 2021.

On February 6, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated February 6, 2020, in the amount of $200,000. The lender was Eagle Equities, LLC. The notes have a maturity of February 6, 2021 and interest rate of 8% per annum and are convertible at a price of 70% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the fifteen (15) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $200,000 Notes was calculated using the Black-Scholes pricing model at $156,061, with the following assumptions: risk-free interest rate of 1.51%, expected life of 1 year, volatility of 113%, and expected dividend yield of zero. As of June 30, 2021 the debt discount was $0.

This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the Nightfood Holdings, Inc. financing/refinancing in April 2021. The Company fair valued the notes as of refinancing date and accounted for a loss on refinancing of $91,880 included under line item “Loss on debt extinguishment upon note conversion, net”.

On April 30, 2020, the Company entered into a convertible promissory note and a security purchase agreement dated April 30, 2020, in the amount of $205,700. This note carried an Original Discount of 10% or $18,700 which was included in interest expense at the time of valuation. The lender was Eagle Equities, LLC. The notes have a maturity of April 30, 2021 and interest rate of 8% per annum and are convertible at a price of 78% of the lowest closing bid price on the primary trading market on which the Company’s Common Stock is then listed for the twenty (20) trading days immediately prior to conversion. The note may be prepaid, but carries a penalty in association with the remittance amount, as there is an accretion component to satisfy the note with cash. The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $205,700 Notes was calculated using the Black-Scholes pricing model at $128,369, with the following assumptions: risk-free interest rate of 0.16%, expected life of 1 year, volatility of 106%, and expected dividend yield of zero. This note was settled as part of a debt settlement with Eagle Equities, LLC in conjunction with the financing/refinancing in April 2021.

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

On December 10, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i)$1,086,956.52 in principal amount of Original Issue Discount Senior Secured Convertible Notes (the “Notes”) for $1,000,000 (representing a 8% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 4,000,000 shares of the Company’s common stock (the “Warrants”) in a private placement (the “Offering”). Each note featured an 8% original issue discount, resulting in net proceeds to the Company of $500,000 for each of the two notes. The Notes have a maturity of December 10, 2022, an interest rate of 8% per annum, and are convertible at a fixed price of $.25 per share of Company common stock, with provisions for conversions at a fixed price of $.20 per share of Company common stock should the closing trading price of our common stock be below $.20 per share after June 10, 2022, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Debentures do not have any price protection or price reset provisions with respect to future issuances of securities. These notes, for as long as they are outstanding, are secured by all assets of the Company and its subsidiaries, senior secured guarantees of the subsidiaries of the Company, and pledges of the common stock of all the subsidiaries of the Company. . The Notes have provisions allowing for repayment at any time at 115% of the outstanding principal and interest within the first three months, and 120% of the outstanding principal and interest at any time thereafter.

The Warrants are initially exercisable at $0.25 per share and, are subject to cashless exercise after six months if the shares underlying the Warrants are not subject to an effective resale registration statement. The Warrants are also subject to customary adjustments, including price protections.

In connection with Securities Purchase Agreement, the Company issued to the Placement Agent (as defined below), an aggregate of 878,260 Common Stock purchase warrants (“PA Warrants”). The PA Warrants are substantially similar to the Warrants. The fair value of the PA Warrants at issuance was estimated to be $170,210 based on a risk-free interest rate of 1.25%, an expected term of 5 years, an expected volatility of 142.53% and a 0% dividend yield.

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2022:

	Principal ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2020	2,935,400	(605,211)	2,330,189
Convertible notes payable issued during fiscal year ended June 30, 2021	822,800	-	822,800
Notes converted into shares of common stock	(1,433,000)	-	(1,433,000)
Debt discount associated with new convertible notes		(512,993)	(512,993)
Amortization of debt discount		814,769	814,769
True-up adjustment in debt discount and derivative liability		(37,360)	(37,360)
Notes retired due to refinancing	(2,325,200)	340,795	(1,984,405)
Balance at June 30, 2021	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957		1,086,957
Debt discount associated with new convertible notes		(1,018,229)	(1,018,229)
Amortization of debt discount		275,423	275,423
Balance at June 30, 2022	1,086,957	742,806	344,151

Amortization expense for the years ended June 30, 2022 and 2021, totaled $275,423 and $814,769 respectively.

As of June 30, 2022 and June 30, 2021, the unamortized portion of debt discount was $742,807 and $0, respectively.

Interest expense for the fiscal year ended June 30, 2022 and 2021, totaled $48,309 and $177,693, respectively.

11.	Derivative Liability	Due to the variable conversion price associated with some of these convertible promissory notes disclosed in Note 10 above, the Company has determined that the conversion feature is considered a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities.

Below is a reconciliation of the derivative liability as presented on the Company’s balance sheet as of June 30, 2022 and 2021:

Balance at June 30, 2020	$1,590,638
Initial derivative liability accounted for convertible notes payable issued during the period ended June 30, 2021	512,993
True-up adjustment in debt discount and derivative liability	37,360
Change in derivative liability during the period	(853,329)
Notes retired due to refinancing	(1,287,662)
Derivative liability as of June 30, 2021	$-
Derivative liability as of June 30, 2022	$-

12.	Refinancing Agreement	In April 2021, the Company extinguished certain convertible promissory notes held by Eagle Equities, LLC by way of full settlement of approximately $2,511,214, consisting of 2,325,200 in principal and $186,014 interest, paid as follows:

		(i)	1,500 shares B Preferred, valued at $1,500,000 as a part of the Preferred offering; and

		(ii)	$1,300,000 in cash from the proceeds of the offering.

Since the debt was exchanged in whole, the fair value of the consideration paid should be compared to the fair value of the debt settled (including related derivative liabilities), with the variance accounted for as a gain or loss on settlement.

Total Gain/Loss Related to Extinguishment in Fiscal Year Ended June 30, 2021:

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

Common Stock

●

The Company is authorized to issue Two Hundred Million (200,000,000) shares of $0.001 par value per share Common Stock. Holders of Common Stock are each entitled to cast one vote for each Share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding Shares of Common Stock are fully paid and non-assessable and all of the Shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of Shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights.

The Company had 91,814,484 and 80,707,467 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2022, and 2021 respectively.

During the Fiscal Year ended June 30, 2022:

●	The Company issued 848,325 shares of common stock for services with a fair value of $214,125.

●	The Company issued 1,600,000 shares of common stock from the exercise of warrants with a fair value of $16,000

●	The Company issued 8,700,000 as the result of converting Preferred Class B

During the year ended June 30, 2021:

●	The Company issued 1,661,210 shares of common stock for services with a fair value of $372,253.

●	The Company issued 17,249,577 shares of common stock as consideration for convertible debt in the principal amount of $1,433,000 and in the accrued interest payable of $184,274, with a fair value of $3,717,709.

●	During the fiscal years ended June 30, 2022 and 2021, the Company recorded a Loss on fair value of shares issued upon notes conversion of $0 and $2,100,435 respectively.

Preferred Stock

Series A Stock

On July 9, 2018, the Company was authorized to issue 1,000,000 shares of $0.001 par value per share Preferred Stock. Of the 1,000,000 shares. 10,000 shares were designated as Series A Preferred Stock (“Series A Stock”). Holders of Series A Stock are each entitled to cast 100,000 votes for each Share held of record on all matters presented to shareholders.

In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of the Series A Stock which votes with the common stock and has an aggregate of 100,000,000 votes.

The Company had 1,000 and 1,000 shares of its $0.001 par value preferred Series A stock issued and outstanding as of June 30, 2022 and 2021 respectively.

Series B Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as Series B Preferred Stock, $0.001 par value per share (“Series B Stock”), each Series B share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with an initial exercise price of $.30.

During the fiscal year ended June 30, 2022, the Company sold 335 shares of its Series B Stock for gross cash proceeds of $335,000. These proceeds were used for operating capital. The Series B stock meets the criteria for equity classification and is accounted for as equity transactions. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the Series B stock does not have to be redeemed on a specified date.

During the fiscal year ended June 30, 2022, holders of the Series B Stock converted 1,740 shares of Series B Stock into 8,700,000 shares of its common stock.

During Fiscal Year 2021, the Company issued 4,650 shares of Series B Stock to investors in exchange for invested capital at a price of $1,000 per share and issued 15 shares to a legal firm associated with this financing activities. These proceeds were used to retire pre-existing debt and for operating capital. 1,500 shares of Series B Stock were issued in conjunction with $1,300,000 in cash to settle $2,325,000 of convertible note principal. An additional 3,150 B Shares provided $3,150,000 of cash. The Series B stock meets the criteria for equity and is accounted for as equity. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the Series B stock does not have to be redeemed on a specified date.

The Company had 3,269 and 4,665 shares of its Series B Stock issued and outstanding as of June 30, 2022, and June 30, 2021, respectively

Dividends

●	The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2022 and 2021, upon issuance of a total of 335 and 4,665 shares of Series B Stock, respectively, the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

●	In connection with certain conversion terms provided for in the designation of the Series B Stock, pursuant to which each share of Series B Stock is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,085,925. The beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the Series B Stock was classified as equity.

Warrants

●	The following is a summary of the Company’s outstanding common stock purchase warrants.

During the fiscal year ended June 30, 2021 the Company issued a warrant agreement to one of the Company’s vendors for 500,000 underlying shares of common stock at a strike price of $0.50 per share and having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.29%, respectively.

In exchange for an agreement to lock up Mr. Folkson’s shares, Folkson received warrants to acquire 400,000 shares of Company common stock on February 4, 2021, at a strike price of $.30, and with a term of 12 months from the date of that agreement. The warrants include a provision for cashless exercise and expired without exercise on February 4, 2022. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.50%.

The Company issued to the Placement Agent 360,000 retainer warrants on February 2, 2021 and further received 1,240,000 retainer warrants on April 13, 2021 at a strike price of $.01. The warrants included a provision for cashless exercise and carried a 5 years term. The Company valued these warrants using the Black Scholes model utilizing a 107.93% ~ 156.11% volatility and a risk-free rate of 0.45% ~ 0.85%. All of such warrants were exercised during the fiscal year ended June 30, 2022 for cash proceeds of $16,000 Additionally, the Placement Agent received 2,250,000 success warrants at a strike price of $0.20 and 2,250,000 success warrants at a strike price of $0.30, with expiration in 5 years. The Company recorded the retainer warrants into consulting expenses and recognized value of success warrants as part of financing costs issued as an equity instrument with the fair value debited to additional paid in capital. There is no accounting effect for these transactions associated with these success warrants.

During the fiscal year ended June 30, 2022, holders of the Company’s Series B Stock converted 1,740 shares of Series B Stock into 8,700,000 shares of its common stock, along with 8,700,000 warrants issued to those holders with an adjusted exercise price of $.2919 per share.

During the fiscal year ended June 30, 2022, 4,000,000 warrants were issued to the holder of outstanding convertible notes with an initial exercise price of $.25 per share, and 878,260 warrants issued to the placement agent with an initial exercise price of $.25 per share. The Company valued these warrants using the Black Scholes model utilizing a 143.39% volatility and a risk-free rate of 1.25%

During the fiscal year ended June 30, 2022, the Company entered into a warrant agreement with one of the Company’s Directors issuing 100,000 warrants at a strike price of $0.2626 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 151.07% volatility and a risk-free rate of 0.79%.

During the fiscal year ended June 30, 2022, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with Mr. Folkson, issuing warrants at a strike price of $0.30 having a term of one year. The Company valued these warrants using the Black Scholes model utilizing a 80.67% volatility and a risk-free rate of 0.89%.

Certain warrants in the below table include dilution protection for the warrant holders, which could cause the exercise price to be reduced as a result of a financing event at a valuation below the exercise price in effect at the time. For example, as a result of the convertible note financing, we completed in December 2021 which would allow the new noteholders to convert their debt to shares of common stock at an exercise price of $.20/share, some of the $.30 warrants outstanding in the table below had their exercise price reduced from $.30 to $.2952 which were further adjusted to $.2919 prior to June 30, 2022. This reduction of less than one penny in the exercise price of the 25,000,000 warrants associated with our Class B Preferred stock would result in proceeds to the Company of $7,297,500 rather than $7,500,000 should all those cash warrants be exercised. The result of the warrant exercise price downward adjustment on modification date was treated as a deemed dividend and fully amortized on the transaction date, and the Company recorded $91,375 to additional paid in capital and retained earnings on the Company’s balance sheets.

The aggregate intrinsic value of the warrants as of June 30, 2022 is $11,650. The aggregate intrinsic value of the warrants as of June 30, 2021 was $613,009

Exercise Price	June 30, 2021	Issued	Repricing	Expired	Redeemed	June 30, 2022
$0.01	1,600,000				(1,600,000)	-
$0.15	500,000			-		500,000
$0.20	2,250,000					2,250,000
$0.25		4,878,260				4,878,260
$0.2626		100,000				100,000
$0.2919		8,700,000	2,250,000			10,950,000
$0.30	2,650,000	400,000	(2,250,000)	(400,000)		400,000
$0.40	150,000			(150,000)		-
$0.50	500,000			-		500,000
$0.75	300,000			(300,000)		-
$1.00	100,000			(100,000)		-
	8,050,000	14,078,260	-	(950,000)	(1,600,000)	19,578,260

Options

●	The Company has never issued options.

15.	Related Party Transactions	●	During the third quarter 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 and $72,000 is reflected in professional fees and presented in the accrued expenses – related party for 2022 and 2021 respectively.

●	The original consulting agreement for Mr. Folkson had a term of one year, and then converted into a month-to-month agreement effective January 1, 2016. A new twelve-month consulting agreement was entered into for Mr. Folkson effective January 1, 2021, which paid Mr. Folkson the same $6,000 monthly consulting fee. In addition, the Company made bonuses available to Mr. Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter and $3,000,000 in a quarter. Achieving those milestones would earn Mr. Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of the date of this filing, said milestones have not been achieved and therefore no bonus warrants have been issued yet in association with these milestones.

On January 20, 2022, the Company entered into the Lock-Up Agreement with Mr. Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson is the direct or indirect owner of 16,776,591 share of the Company’s common stock (the “Shares”), and Mr. Folkson has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2023. The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement previously in place between the Company and Mr. Folkson, which expired in accordance with its terms on February 4, 2022.

The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company common stock at an exercise price of $.30 per share, which warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term.

During the fiscal year ending June 30, 2022, and 2021, Mr. Folkson accrued consulting fee of $6,000 per month which the aggregate of $72,000 is reflected in general and administrative. Accrued expenses – related party with a balance of $0 and $3,000 at June 31, 2022 and June 30, 2021, respectively.

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

In addition, the Company made bonuses available to Mr. Folkson upon such events as the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter, and other potential bonuses. Achieving such milestones would earn Mr. Folkson warrants with a $.50 and $1 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of June 30, 2022, those conditions were not met and therefore there were no accruals related to this arrangement.

16.	Income Tax	A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2022	2021

Statutory U.S. federal rate	(21.00)%	(21.00)%
Effect of higher U.S. Federal statutory tax rate	-%	-%
State income taxes (net of federal tax benefit)	(6.50)%	(7.00)%
Permanent differences	-(11.9)%	7.10%
Valuation allowance	(26.4)%	(20.9)%
True up of net operating loss	-%	-%
	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	June 30,
	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$2,573,365	1,958,304

Valuation allowance	(2,573,365)	(1,958,304)
Net deferred tax asset	$-	$-

At June 30, 2022 the Company had estimated U.S. federal net operating losses of approximately $12,391,173 for income tax purposes. $2,614,000 will expire between 2031 and 2037 while the balance of the tax operating loss can be carried forward indefinitely, they are limited in any single year to 80% of taxable income. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2022 was an increase of $655,182. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2022 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

The Company has not filed its federal and state income tax returns for the fiscal years ended June 30, 2022, 2021, 2020, 2019, 2018, June 30, 2017 and 2016, however it believes due to the reported losses there is no material liability outstanding.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

Management considers all of its derivative liabilities to be Level 3 liabilities. At June 30, 2022 and 2021 the Company had not outstanding derivative liabilities.

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

Convertible preferred equity, in the form of 3,269 and 4,665 of the Company’s Class B Preferred Stock, which is convertible into 16,345,000 and 23,325,000 shares of common stock, is not included in the computation for the fiscal year ended June 30, 2022 and 2021, respectively. Such conversions would also create 16,345,000 and 23,325,000 cash warrants with an exercise price of approximately $.29. During the fiscal year ended June 30, 2022, 1,740 shares of Series B Stock had exercised conversions, so 8,700,000 related warrants were issued and outstanding as of June 30, 2022.

Additionally, there are 19,578,260 and 8,050,000 warrants that are exercisable into shares of stock as of June 30, 2022 and 2021, respectively.

	2022	2021
Numerator - basic and diluted loss per share net loss	$2,523,277	$(3,479,824)
Deemed dividend on Series B stock	381,310	4,085,925
Net loss available to common stockholders	$2,904,587	$(7,565,749)

Denominator – basic and diluted loss per share – weighted average common shares outstanding	87,521,595	71,090,407
Basic and diluted earnings per share	$(.03)	$(0.11)

19.	Commitments and Contingencies	●	As of June 30, 2022 and 2021, the Company has no material commitments or contingencies.

		●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

●	The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, has still not been fully predicted.

We have experienced minimal issues with supply chain and logistics, except that there have been recent and significant increases in costs relating to freight and packaging, including as a result of more orders being shipped outside of Walmart shipping lanes. Order processing function has been normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

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

20.	Subsequent Events	●	Subsequent to the end of the fiscal year on June 30, 2021, the Company issued 164,653 shares of common stock to vendors, consultants and directors in exchange for services rendered, at an average value of $.213 per share.

		●	Subsequent to the end of the fiscal year on June 30, 2021, 810 shares of Class B Preferred Stock were converted by Class B Shareholders into 4,050,000 shares of NGTF Common Stock at a value of $.20 per share.

		●	On September 23, 2022, the Company entered into a Securities Purchase Agreement and issued and sold to an institutional investor, a Promissory Note in the principal sum of $700,000.00, which amount is the $644,000 actual amount of the purchase price plus an original issue discount in the amount of $56,000. In connection with the issuance of the note, the Company issued to the investor warrants to purchase 2,800,000 shares of common stock at an exercise price of $0.225, as well as returnable warrants to purchase 7,000,000 shares of common stock at an exercise price of $0.30, in each case subject to adjustment. As a result of the transaction, the Company’s existing lenders triggered their “most favored nation” clause which resulted in their existing notes receiving some of the same terms and conditions the Company granted to the new investor’s notes and warrants, including that the existing investors were issued returnable warrants to purchase an aggregate of 5,434,783 shares of common stock at an exercise price per share of $0.30 (subject to adjustment). As a result of the financing, the Company is required to pay cash fees to its bankers (including the Placement Agent), which amounts are being determined but will not be less than $$67,000, and to issue compensatory warrants to the Placement Agents to purchase 280,000 shares of common stock at an exercise price of $0.225, warrants to purchase 119,260 shares of common stock at an exercise price of $0.27, and returnable warrants to purchase 700,000 shares of common stock at an exercise price of $0.30, in each case subject to adjustment. This financing will cause an adjustment in the exercise price of the warrants associated with our Series B preferred stock, resulting in a new exercise price for those warrants of approximately $0.286 from their previous exercise price of $0.2919.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2022 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2022, our internal control over financial reporting was not effective due to a lack of resources.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson	53	President, Chief Executive Officer and Director
Thanuja Hamilton, MD	51	Director
Nisa Amoils	52	Director
Thomas Morse	53	Director

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

Nisa Amoils was appointed as a director on July 7, 2021. She is Managing Partner at A100x Ventures since January 2021 and an Advisor to Dragonfly Capital where she invests in early stage Blockchain/Crypto/Web 3 companies. She has been in venture capital for 11 years and investing in blockchain since 2016, with multiple unicorns and exits. From March 2016 until 2021, she previously was the Venture Partner at Scout Ventures, an early-stage venture capital firm focused on technology investments, and used to practice securities and corporate law at Anderson Kill. She serves on Boards such as Wharton Entrepreneurship, Global Digital Assets and Crypto Association, and Bubblr Inc. (Nasdaq:BBLR). She has been named one of Business Insider’s Women VC’s to Watch, 2021, top 100 Women in Fintech, and top 50 global Blockchain thinkers. She is an occasional host and commentator at Defiance Media and Forbes, having previously done anchoring and contributing on air. She holds a business degree from the University of Michigan and a law degree from the University of Pennsylvania. The Company believes that Ms. Amoils is qualified as a Board member of the Company because of her track record of investing in, and guiding and growing, customer-centric companies. The Company believes her perspective, and her startup operational experience, can enhance the Company in areas such as strategic and digital marketing, business development, fundraising, and management.

Thanuja Hamilton, M.D. was appointed as a director on July 7, 2021. Dr. Hamilton is a double Board-Certified Sleep Medicine Specialist. She completed her Fellowship in Sleep Medicine as well as Internal Medicine at Drexel University College of Medicine at Hahnemann University Hospital in Philadelphia, Pennsylvania, where she was Chief Fellow of her program. Dr. Hamilton has been a prominent advocate of healthy sleep. She frequently presents at medical conferences and is actively involved in community health programs. She has been named SJ (South Jersey) Magazine’s Top Doc and was the featured physician on the cover of Philadelphia Magazine’s Top Docs issue. From November 2012 through June 2019 she was an employee, and since July 2019 has been the owner, of Advocare Sleep Physicians of South Jersey and its predecessor. Dr. Hamilton is also the Corporate Medical Director of Persante Health Care, a national provider of sleep and balance center management services to hospitals, physician practices and patients, the Medical Director of Jefferson University Health Systems Sleep Lab, and the Medical Director at Virtua Health Sleep Labs, and is on the board of the New Jersey Sleep Society. She is a member of the American Academy of Sleep Medicine, American College of Chest Physicians and the American Medical Association. She has written for and contributed to numerous outlets such as Yahoo Health, Women’s World, Good Housekeeping and Health.com, including a column in the Philly Voice. In addition to the Nightfood board, Dr. Hamilton also serves on the board of Avenue of the Arts, a nonprofit which promotes the development, beautification, and marketing of the Avenue of the Arts district of Philadelphia. She has appeared in a number of nationally syndicated and local television programs as an expert in sleep. The Company believes that Dr. Hamilton is qualified as a Board member of the Company because of her being a nationally recognized authority in the sleep field and her understanding of the consumer need for more sleep-friendly nighttime snack options.

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

Term and Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

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

CORPORATE GOVERNANCE

Board of Directors

During Fiscal year 2022 we added three new members to our board of directors. As of the date of this filing, the Company’s board of directors consists of Sean Folkson (chairman), Nisa Amoils, Dr. Thanuja Hamilton, and Thomas Morse.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner in the fiscal year ended June 30, 2022, with the exception of Ms. Amoils and Dr. Hamilton who each inadvertently failed to timely file a Form 3 showing a single transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year(1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,*	2022	$0	$0	$0	$0	$0	$0	$72,000		$72,000
CEO	2021	$0	$0	$0	$0	$0	$0	$72,000	[1]	$72,000

(1)	“2022” represents the fiscal year ended June 30, 2022 and “2021” represents the fiscal year ended June 30, 2021.

*	Mr. Folkson’s fee of $6,000 monthly began accruing on January 1, 2015. Prior to that, Mr. Folkson had worked for the Company for several years and had never taken any fees or salary. Although the accrual began on January 1, 2015, the first payment was not made until November 28, 2017, at which time Folkson had worked for 35 months under the Agreement without any payments having been made.

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal year ended June 30, 2022 to our named executive officers. We have no stock options outstanding.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation

Starting in Fiscal Year 2022, we commenced paying our independent directors a cash fee of $3,000 on a quarterly basis. In addition, upon their appointment, each of our independent directors received a grant of either restricted stock or warrants to purchase common stock, based on the closing price of our common stock on the date of grant. Accordingly, our independent directors were granted different amounts of securities depending on when they were appointment due to fluctuations in our stock price.

The following table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2022:

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Thanuja Hamilton, MD	$12,000	$14,640	–	–	–	–	$26,640
Nisa Amoils	$12,000		$23,910	–	–	–	$35,910
Thomas Morse	$12,000	$14,962		–	–	–	$26,962

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

In exchange for an agreement to lock up Mr. Folkson’s shares, he received warrants to acquire 400,000 shares of Company common stock on February 4, 2022, at a strike price of $.30, and with a term of 12 months from the date of that agreement. The warrants include a provision for cashless exercise and will expire if not exercised within the twelve-month term.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of September 27, 2022 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before November 26, 2022 (60 days after September 27, 2022) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. The percentage of common stock beneficially owned is based on 95,964,484 shares issued and outstanding as of September 26, 2022 Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Unless otherwise indicated, the address for each person listed below is:

c/o Nightfood Holdings, Inc.,

520 White Plains Road – Suite 500,

Tarrytown, NY 10691.

Name and address of owner	Amount owned		Percent of class

Sean Folkson	17,176,644	(1)	17.90%
Nisa Amoils	100,000	(2)		*
Thanuja Hamilton	60,930			*
Tom Morse	122,376			*
All officers and directors as a group (4 person)	17,459,950		18.18

*	Less than 1%.

(1)	Does not include 1,000 shares of our Series A Preferred Stock Mr. Folkson beneficially owns, which votes with the common stock and has an aggregate of 100,000,000 votes. Does include 400,000 warrants with a strike price of $.30, and option for cashless exercise, which expire on February 4, 2023.

(2)	Represents shares underlying a common stock purchase warrant.

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

On January 20, 2022, we entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants with Mr. Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson is the direct or indirect owner of 16,776,591 share of the Company’s common stock (the “Shares”), and Mr. Folkson has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2023. The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement previously in place between the Company and Mr. Folkson, which expired in accordance with its terms on February 4, 2022. The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company common stock at an exercise price of $.30 per share, which warrants carry a twelve-month term and a cashless provision, and will expire if not exercised within the twelve month term.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2022 with management and have reviewed related written disclosures of Gries and Associates LLC, our independent accountants of the matters required to be discussed by SAS 114 with respect to those statements. We have reviewed the written disclosures and the letter from RBSM LLP required by regulatory and professional standards and have discussed with both Gries and Associates LLC and RBSM LLP their independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended June 30, 2022.

We have also reviewed the various fees that we paid or accrued to Gries and Associates LLC during the year ended June 30, 2022, the first year Gries and Associates LLC rendered services in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2022 and 2021 for professional services rendered by the principal accountants for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,500 and $26,622 respectively.

Audit-Related Fees

During the fiscal year ended June 30, 2021, the Company incurred $15,000 in audit-related fees for the review and filing of our Registration Statement on Form S-1 in May, 2021. During the fiscal year ended June 30, 2022, the Company incurred $10,000 in audit-related fees for the review and filing of our Regulation A Offering Statement in June, 2022.

Tax Fees

For the fiscal years ended June 30, 2022 and 2021, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

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

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
4.2	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.3	Common Stock Purchase Warrant dated September 23, 2022 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
4.4	Common Stock Purchase Warrant, Returnable, dated September 23, 2022 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.1	Lease Receipt and terms and conditions (Incorporated by reference to Exhibit 10.2 the Registrant’s Annual Report on Form 10-K for Fiscal Year ended June 30, 2017)
10.2	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
10.3	Settlement and Exchange Agreement between the Registrant and Eagle (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
10.4	Letter of Engagement between the Registrant and SC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
10.5	Consulting Agreement with Sean Folkson (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2020)
10.6	Agreement For Shareholder Lock-Up And Acquisition Of Warrants with Sean Folkson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 20, 2021)
10.7	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.8	Form of 8% Original Issue Discount Senior Secured Promissory Notes (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.9	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.10	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.11	Form of Pledge Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.12	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.13	Form of Guarantee (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)

Exhibit No.	Description
10.14	Securities Purchase Agreement dated September 23, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.15	Promissory Note dated September 23, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.16	Most Favored Nation Amendment dated September 23, 2022 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.17	Subordination Agreement dated September 22, 2022 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.18	Finder’s Fee Agreement with JH Darbie & Co., dated as of August 22, 2022 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022 as amended)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (333-256548) filed with the Commission on May 27, 2021)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nightfood Holdings, Inc.

September 28, 2022	By:	/s/ Sean Folkson
Sean Folkson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Chairman	September 28, 2022
Sean Folkson	(principal executive, financial and accounting officer)

/s/ Nisa Amoils	Director	September 24, 2022
Nisa Amoils

/s/ Thanuja Hamilton	Director	September 26, 2022
Thanuja Hamilton

/s/ Tom Morse	Director	September 26, 2022
Tom Morse