Form 10-Q
period 2022-09-30
NightFood Holdings, Inc.
filed 2022-11-21
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 21, 2022, the issuer had outstanding 96,464,484 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three months ended September 30, 2022, and 2021

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and June 30, 2021	2
Unaudited Condensed Consolidated Statements of Operations for the three months September 30, 2022 and 2021	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2022 and 2021	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 20

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$220,412	$280,877
Accounts receivable (net of allowance of $0 and $0, respectively)	130,397	93,674
Inventory	433,188	331,531
Other current asset	106,745	137,797
Total current assets	890,742	843,879

Total assets	$890,742	$843,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434,446	$234,152
Accrued expense - related party	9,000	-
Convertible notes payable - net of discounts	535,895	344,151
Note payable, net of discount	358,905
Stock payable	4,041	-
Total current liabilities	1,342,287	578,303

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of September 30, 2022 and June 30, 2021, respectively)	1	1
Series B Preferred Stock, ($0.001 par value, 5,000 shares authorized, and 2,450 and 3,260 issued and outstanding as of September 30, 2022 and June 30, 20221, respectively)	2	3
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 95,964,484 issued and outstanding as of September 30, 2022 and 91,814,484 issued and outstanding as of June 30, 2022, respectively)	95,964	91,814
Additional paid in capital	29,100,518	28,275,216
Accumulated deficit	(29,648,030)	(28,101,458)
Total Stockholders’ Equity	(451,545)	265,576
Total Liabilities and Stockholders’ Equity	$890,742	$843,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	September 30, 2022	September 30, 2021
Revenues, net of slotting and promotion	$79,970	$114,453

Operating expenses
Cost of product sold	125,121	124,874
Advertising and promotional	37,166	305,016
Selling, general and administrative	126,341	275,372
Professional fees	349,949	242,866
Total operating expenses	638,577	948,128

Loss from operations	(558,607)	(833,675)

Other (income) and expenses
Interest expense – other	22,946	-
Interest expense – financing cost	132,983	-
(Gain) on debt extinguishment	(57,971)
Amortization of debt discount	544,545	-
Total other (income) and expenses	642,503	-

Provision for income tax	-	-

Net loss	$(1,201,110)	(833,675)

Deemed dividend on Series B Preferred Stock	345,462	289,935
Net loss attributable to common stockholders	$(1,546,572)	(1,123,610)

Basic and diluted net loss per common share	$(0.01)	(0.01)

Weighted average shares of capital outstanding – basic and diluted	92,713,941	82,394,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2022, and 2021

	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance, June 30, 2022	91,814,484	$91,814	1,000	$1	3,260	$3	$28,275,216	$(28,101,458)	$265,576

Common stock issued for services	100,000	100					19,910		20,010
Common stock from conversion	4,050,000	4,050			(810)	(1)	(4,049)		-
Discount on issuance of convertible notes							290,070		290,070
Warrants issued and dilutive warrant adjustment as financing cost							65,783		65,783
Deemed dividends associated with related dilutive warrant adjustments							345,462	(345,462)	-
Warrants dilutive adjustment as consulting fees							108,126		108,126
Net loss								(1,201,110)	(1,201,110)
Balance, September 30, 2022	95,964,484	$95,964	1,000	$1	2,450	$2	$29,100,518	$(29,648,030)	$(451,545)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance, June 30, 2021	80,707,467	$80,707	1,000	$1	4,665	$5	$26,226,159	$(25,196,871)	$1,110,001
Common stock issued for services	518,519	519					139,481		140,000
Issuance of common stock from for preferred Series B conversion	3,865,000	3,865			(773)	(1)	(3,864)		(0)
Preferred B issued from private placement					335	0	335,000		335,000
Preferred B issued from private placement- financing cost							(26,800)		(26,800)
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Net loss								(833,675)	(833,675)
Balance, three months ended September 30, 2021	85,090,986	85,091	1,000	1	4,227	4	$26,959,911	$(26,320,481)	$724,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,201,110)	$(833,675)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	108,126	-
Warrants issued for financing	65,783	-
Stock issued for services	20,010	140,000
Stock payable for service	4,041
Amortization of debt discount	544,545	-
(Gain) on extinguishment of debt	(57,971)	-
Change in operating assets and liabilities
Change in accounts receivable	(36,723)	32,160
Change in inventory	(101,657)	(103,907)
Change in other current assets	31,052	(965)
Change in accounts payable	200,294	(106,007)
Change in accrued expenses	9,000	(6,000)
Net cash used in operating activities	(414,610)	(878,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of preferred stock B - net	-	308,200
Proceeds from the issuance of debt-net	644,000	-
Repayment on convertible note	(289,855)	-
Net cash provided by financing activities	$354,145	$308,200

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(60,465)	$(570,194)

Cash and cash equivalents, beginning of period	$280,877	$1,041,899
Cash and cash equivalents, end of period	$220,412	$471,705

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$28,180	$-
Summary of Non-Cash Investing and Financing Information:
Common stock issued for preferred stock conversion	$4,050	$3,865
Deemed dividend associated with preferred stock B and warrants dilutive adjustment	$345,462	$289,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Nightfood Holdings, Inc. (“we”, “us”, “the Company” or “Nightfood”) is a Nevada corporation organized on October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation from its sole shareholder, Sean Folkson. All of our operations are conducted through its subsidiary Nightfood, Inc. We are also the sole shareholder of MJ Munchies, Inc., which owns certain intellectual property but does not have any operations as of the period covered by these financial statements.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three months ended September 30, 2022, and 2021, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2022, and 2021, respectively, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the United States Securities and Exchange Commission on September 28, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of results for the entire year ending June 30, 2023.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $37,166 and $305,016 for the three months ended September 30, 2022 and 2021, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers. All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

●	The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

●	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

●	Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

●	If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

●	Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:

a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.
b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”

●	Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

●	The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers.

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2022 and June 30, 2022, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature

●	For conventional convertible debt where the rate of conversion is below market value, the Company records any BCF intrinsic value as additional paid in capital and related debt discount..

●	When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.2725 per share through September 30, 2022.

Based on the guidance in ASC 470-20-20, the Company determined that a BCF existed, as the effective conversion price for the B Preferred at issuance was less than the fair value of the common stock which the shares of B Preferred are convertible into. A BCF feature based on the intrinsic value of the date of issuances for the B Preferred was approximately $4.4 million.

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations.

Equity Issuance Costs

●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	During the three months ended September 30, 2022, the Company had five customers each accounting for sales exceeding 10% of the gross sales. During the three months ended September 30, 2021, the Company had five customers, each accounting for sales exceeding 10% of the gross sales.

Vendor Concentration

●	During the three-month period ended September 30, 2022, one vendor accounted for more than 10% of our operating expenses. During the three-month period ended September 30, 2021, one vendor accounted for more than 10% of our operating expenses.

Receivables Concentration

●	As of September 30, 2022, the Company had receivables due from nine customers. One accounted for 32% of the total balance, one accounted for 22% of the total balance and one accounted for 15% of the total balance. As of June 30, 2022, the Company had receivables due from six customers, one of who accounted for over 59% of the outstanding balance. One of the remaining five accounted for 13.5% of the outstanding balance and one accounted for 11% of the outstanding balance.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three months ended September 30, 2022 and 2021 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	ASU No. 2019-12, Simplifying the Accounting for Income Taxes

●	In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB’s simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company has adopted this ASU and there is no material impact on our Consolidated Financial Statements.

●	In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company has analyzed the guidance and the Company has no contract or hedging relationships that will be affected by this guidance. The adoption of this guidance will have no impact on its consolidated financial statements.

●	In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. The adoption of this guidance does not materially impact our financial statements and related disclosures.

●	The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

3. Going Concern

●

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended September 30, 2022, the Company had an operating and net loss of $1,201,110 and cash flow from operations of ($414,610) and an accumulated deficit of $29,648,030.

●

The Company has limited available cash resources and it does not believe its cash on hand will be adequate to satisfy our ongoing working capital and growth needs throughout Fiscal Year 2023.

The Company is continuing to seek to raise capital through the sales of its common stock, including pursuant to its recently launched Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) of units consisting of common stock and warrants, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. The Company believes that its current capitalization structure, combined with ongoing increases in revenues, will enable it to successfully secure required financing to continue its growth.

●	Because the Company has limited sales, no certainty of continuation can be stated. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

●	Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

●	The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be understood and identified. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up while consumers are reporting a decrease in sleep quality and sleep satisfaction.

●	The offsetting factors are the impact of the virus on the overall economy, and the impact that a down economic period can have on consumer behavior, including potential reductions in travel, hotel occupancy, and trial of new brands. Greater unemployment, recession, and other possible unforeseen factors are shown to have an impact. Research indicates that consumers are less likely to try new brands during economic recession and stress, returning to the legacy brands they’ve known for decades.

●	From both public statements observed, and conversations conducted between Nightfood Management and current and former executives from certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

●	We have experienced no major issues with supply chain or logistics. Order processing function has been normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

●	It is possible that the fallout from the pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering us unable to meet certain debts and expenses.

●	It is impossible to know what the future holds with regard to the virus, both for our company and in the broader sense. There are many uncertainties regarding the current coronavirus pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. It is difficult to know if the pandemic has materially impacted the results of operations, and we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly, if necessary.

4. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for September 30, 2022 and June 30, 2022, respectively.

5. Inventories

●	Inventory consists of the following at September 30, 2022 and June 30, 2022:

	As of	As of
	September 30, 2022	June 30, 2022
Inventory: Finished Goods - Ice Cream	$158,261	$165,470
Inventory: Ingredients & Finished Goods - Cookies	24,324	-
Inventory: Ingredients	$156,253	$82,625
Inventory: Packaging	$92,882	$83,436
Inventory: Allowance for Unsaleable Invent	$1,468	$-
Total Inventory	$433,188	$331,531

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6. Other current assets

●	Other current assets consist of the following vendor deposits at September 30, 2022 and June 30, 2022.

	September 30, 2022	June 30, 2022
Other Current Assets
Deposits	$106,745	$134,797
TOTAL	$106,745	$134,797

7. Other Current Liabilities

Other current liabilities consist of the following at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Other Current Liabilities
Accrued Consulting Fees (related party)	$9,000	$3,000
TOTAL	$9,000	$3,000

8. Debt

●	Convertible Notes Payable consist of the following at September 30, 2022.

Convertible Notes Issued on December 10, 2021

On December 10, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i)$1,086,956.52 in principal amount of Original Issue Discount Senior Secured Convertible Notes (the “Notes”) for $1,000,000 (representing a 8% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 4,000,000 shares of the Company’s common stock (the “Warrants”) in a private placement (the “Offering”). Each Note featured an 8% original issue discount, resulting in net proceeds to the Company of $500,000 for each of the two Notes. The Notes have a maturity of December 10, 2022, an interest rate of 8% per annum, and are convertible at a fixed price of $0.25 per share of Company common stock, with provisions for conversions at a fixed price of $0.20 per share of Company common stock should the closing trading price of our common stock be below $0.20 per share after June 10, 2022, subject to adjustment in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations. The Notes do not have any price protection or price reset provisions with respect to future issuances of securities. These Notes, for as long as they are outstanding, are secured by all assets of the Company and its subsidiaries, senior secured guarantees of the subsidiaries of the Company, and pledges of the common stock of all the subsidiaries of the Company. The Notes have provisions allowing for repayment at any time at 115% of the outstanding principal and interest within the first three months, and 120% of the outstanding principal and interest at any time thereafter.

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of September 30, 2022:

	Principal ($)	Stock- settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(289,855)			(289,855)
Gain on extinguish of portion of principal		(57,971)		(57,971)
Amortization of debt discount			539,570	539,570
Balance at September 30, 2022	797,102	159,420	(420,627)	535,895

Amortization expense for the three months ended September 30, 2022 and 2021, totaled $539,570 and $0, respectively.

As of September 30, 2022 and June 30, 2022, the unamortized portion of debt discount was $420,627 and $960,197, respectively.

Interest expense for the three months ended September 30, 2022 and 2021, totaled $21,546 and $0, respectively.

Promissory Notes Issued on September 23, 2022

On September 23, 2022, the Company entered into a Securities Purchase Agreement and issued and sold to an institutional investor, a Promissory Note (the “Promissory Note”) in the principal sum of $700,000.00, which amount is the $644,000 actual amount of the purchase price plus an original issue discount in the amount of $56,000. In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 2,800,000 shares of common stock at an exercise price of $0.225, as well as returnable warrants (the “Returnable Warrants”), which may only be exercised in the event that the Company were to default on certain debt obligations, to purchase 7,000,000 shares of common stock at an exercise price of $0.30, in each case subject to adjustment. The Promissory Note may be converted into Company common stock in the event of an event of default under the Promissory Note by the Company.

As a result of the transaction, the Purchasers triggered their “most favored nation” clause which resulted in the Company entering into an MFN Amendment Agreement (the “MFN Agreement”) with the Purchasers, pursuant to which the Purchasers exercised their options under the most-favored nation terms contained in their existing transaction documents with the Company. Pursuant to the MFN Agreement, among other things, (a) the Company issued to each of the Purchasers 5,434,783 5-year Returnable Warrants which may only be exercised in the event that the Company were to default on certain debt obligations at an initial Exercise Price per share of $0.30, (b) the events of default set forth in the Notes were amended to include certain of the Events of Default reflected in the Promissory Note, (c) the conversion price of the Notes was amended so that upon an event of default, the conversion price equaled $0.10, subject to adjustment, (d) the Purchasers are entitled to deduct $1,750 from conversions to cover associated fees, and $750.00 shall be added to each prepayment to reimburse the Purchasers for administrative fees and (e) the definition of Exempt Issuance in the note was modified to remove certain clauses of the definition.

As a result of the financing, the Company is required to pay cash fees to its bankers (including the Placement Agent), which amounts are being determined but will not be less than $67,000, and to issue compensatory warrants to the Placement Agents to purchase 280,000 shares of common stock at an exercise price of $0.225, warrants to purchase 119,260 shares of common stock at an exercise price of $0.27, in each case subject to adjustment.

The proceeds received by the Company from the Offering, net of the original issue discount, fees and costs including legal fees of $7,000 and commission fees of $32,200 were $604,800. Subsequently, the Company also paid cash Placement Agent fees of $35,000.

The Company evaluated all of the associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

The Company first allocated the cash proceeds to the warrants, secondly, the proceeds were allocated to the present value of principal.

Below is a reconciliation of the convertible notes payable (including the Promissory Note) as presented on the Company’s balance sheet as of September 30, 2022:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued during the three months ended September 30, 2022	700,000		700,000
Debt discount associated with Promissory notes		(347,070)	(347,070)
Amortization of debt discount		4,975	4,975
Balance at September 30, 2022	$700,000	$(341,095)	$358,905

Amortization expense for the three months ended September 30, 2022 and 2021, totaled $4,976 and $0, respectively.

As of September 30, 2022 and June 30, 2022, the unamortized portion of debt discount was $341,094 and $0, respectively.

Interest expense for the three months ended September 30, 2022 and 2021, totaled $1,400 and $0, respectively.

9. Capital Stock Activity

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

●	The Company had 95,964,484 and 91,814,484 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2022 and June 30, 2022 respectively.

●	The Company had 2,450 and 3,260 shares of its B Preferred issued and outstanding as of September 30, 2022 and June 30, 2022 respectively.

●	During the three months ended September 30, 2022, the Company issued an aggregate of 100,000 shares of its common stock for services valued at $20,010. During the three months ended September 30, 2021, the Company issued an aggregate of 518,519 shares of its common stock for services valued at $140,000.

●	During the three months ended September 30, 2022, holders of the B Preferred converted 810 shares of Series B Preferred Stock into 4,050,000 shares of its common stock.

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value per share Preferred Stock. Of the 1,000,000 shares, 10,000 shares were designated as Series A Preferred Stock (“Series A Stock”). Holders of Series A Stock are each entitled to cast 100,000 votes for each Share held of record on all matters presented to shareholders.

In addition to his ownership of the common stock, Mr. Folkson owns 1,000 shares of the Series A Stock which votes with the common stock and has an aggregate of 100,000,000 votes.

The Company had 1,000 and 1,000 shares of the Series A Stock issued and outstanding as of September 30, 2022, and June 30, 2022, respectively.

Series B Preferred Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as B Preferred, each share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with a strike price of $0.30.

During the fiscal years ended June 30, 2022 and 2021, the Company sold 335 and 4,665 shares of its B Preferred for gross cash proceeds of $335,000 and $3,150,000, respectively. These proceeds were used for operating capital. The B Preferred meets the criteria for equity classification and is accounted for as equity transactions. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the B Preferred does not have to be redeemed on a specified date.

During the fiscal years ended June 30, 2022 and 2021, holders of the B Preferred converted 1,740 shares of B Preferred into 8,700,000 shares of its common stock.

During the three months ended September 30, 2022, holders of the B Preferred Stock converted 810 shares of B Preferred Stock into 4,050,000 shares of its common stock

The Company had 2,450 and 3,260 shares of its B Preferred Stock issued and outstanding as of September 30, 2022, and June 30, 2022, respectively

Dividends

The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2022 and 2021, upon issuance of a total of 335 and 4,665 shares of B Preferred, respectively, the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the B Preferred, pursuant to which each share of B Preferred is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,431,387.  The beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the B Preferred was classified as equity.

10. Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants.

During the fiscal year ended June 30, 2022, holders of the Company’s B Preferred converted 1,740 shares of B Preferred into 8,700,000 shares of its common stock, along with 8,700,000 warrants issued to those holders with an adjusted exercise price of $0.2725 as of September 30, 2022 ($0.2919 per share – June 30, 2022).

During the fiscal year ended June 30, 2022, 4,000,000 warrants were issued to the holder of outstanding convertible notes with an initial exercise price of $0.25 per share, and 878,260 warrants issued to the placement agent with an initial exercise price of $0.25 per share. The Company valued these warrants using the Black Scholes model utilizing a 143.39% volatility and a risk-free rate of 1.25%.

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

During the three months ended September 30, 2022, holders of the Company’s B Preferred converted 810 shares of B Preferred into 4,050,00 shares of its common stock, along with 4,050,000 warrants issued to those holders with an adjusted exercise price of $0.2725 as of September 30, 2022.

During the three months ended September 30, 2022, 2,800,000 warrants were issued to the holder of an outstanding promissory note with an initial exercise price of $0.225 per share, 280,000 warrants were concurrently issued to the Placement Agent with an initial exercise price of $0.225, and a further 119,260 warrants were issued to the Placement Agent with initial exercise price of $0.27 per share. The Company valued these warrants using the Black Scholes model utilizing a 122.42% volatility and a risk-free rate of 3.91%.

Certain warrants in the below table include dilution protection for the warrant holders, which could cause the exercise price to be adjusted as a result of a financing event at a valuation below the exercise price in effect at the time. For example, as a result of the December 2021 Offering, which would allow the new noteholders to convert their debt to shares of common stock at an exercise price of $0.20/share, some of the $0.30 warrants outstanding in the table below had their exercise price reduced from $0.30 to $0.2919 which was further adjusted to $0.2752 prior to September 30, 2022 upon the occurrence of a further dilutive event. The result of the warrant exercise price downward adjustment on modification date was treated as a deemed dividend and fully amortized on the transaction date, and the Company recorded $91,375 to additional paid in capital and retained earnings on the Company’s balance sheets. In addition to the reduction in exercise price, there is a corresponding increase to the number of warrants to the holder on a prorated basis. Under certain conditions, such as the successful retirement of a convertible note through repayment, it is possible for the exercise price of these warrants to increase.

The aggregate intrinsic value of the warrants as of September 30, 2022 is $0. The aggregate intrinsic value of the warrants as of June 30, 2022 was $11,650.

Exercise Price	June 30, 2022	Issued	Repricing	Expired	Redeemed	September 30, 2022
$0.15	500,000					500,000
$0.20	2,250,000					2,250,000
$0.25	4,878,260		(878,260)			4,000,000
$0.2434		23,572	878,260			901,832
$0.2626	100,000					100,000
$0.2919	10,950,000		(10,950,000)			-
$0.30	400,000					400,000
$0.50	500,000					500,000
$0.30		4,050,000	(4,050,000)			-
$0.2725		1,460,145	15,000,000			16,460,145
$0.225		3,080,00				3,080,000
$0.27		119,200				119,200
	19,578,260	8,732,917	-		-	28,311,177

Returnable Warrants

A cumulative total of 18,956,523 Returnable Warrants issued in conjunction with a financing agreement dated as of September 23, 2022 and a MFN agreement entered into concurrently on September 23, 2022 (ref: Note 8 above) may only be exercised in the event that the Company were to default on certain debt obligations. The Returnable Warrants have an initial exercise price of $0.30 per share, subject to customary adjustments (including price-based anti-dilution adjustments) and may be exercised at any time after an Event of Default until the five-year anniversary of such date. The Returnable Warrants include a cashless exercise provision as set forth therein. The exercise of the Returnable Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Returnable Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Returnable Warrants.

During the three months ended September 30, 2022, 7,000,000 returnable warrants issued to the holder of a certain Promissory Note dated September 23, 2022, were initially valued using the Black Scholes model with a volatility of 121.88% and a risk-free rate of 3.91% resulting in contingent expenses to be recorded as additional financing costs in the cumulative amount of $642,140, which amount will be recorded in a future reporting period, only in the event the Company defaults on certain debt obligations.

During the three months ended September 30, 2022, 5,434,785 returnable warrants issued to each of the Purchasers under the MFN Agreement, and 1,086,957 returnable warrants issued to the Placement Agent, were initially valued using the Black Scholes model with a volatility of 121.88% and a risk-free rate of 3.91% resulting in contingent expenses to be recorded as additional financing costs in the cumulative amount of $1,096,830 which amount will be recorded in a future reporting period, only in the event the Company defaults on certain debt obligations.

The Returnable Warrants will be revalued accordingly on such date an event of a default to the debt obligations occurs, triggering exercisability.

11. Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

September 30, 2021 Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Other assets	$-	$-	$-	$-
Total	$-	$-	$-	$-
Liabilities
Short and long-term debt	$	$-	$2,794,100	$2,794,100

Management considers all of its derivative liabilities to be Level 3 liabilities. At September 30, 2022 and June 30, 2022 , respectively the Company had no outstanding derivative liabilities.

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	CEO Sean Folkson has a twelve-month consulting agreement which went into effect on January 1, 2022, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $0.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $0.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded warrants with a strike price of $0.50 should the Company exceed $500,000 in non-traditional retail channel revenue during the term of the agreement, and should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the term of the Agreement. As of September 30, 2022, those conditions were not met and therefore nothing was accrued related to this arrangement.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results

●	The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, has still not been fully predicted.

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

13. Related Party Transactions

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three-month period ended September 30, 2022 and reflected in accrued expenses – related party with a balance of $9,000 and $3,000 at September 30, 2022 and June 30, 2022, respectively.

●

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

The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company common stock at an exercise price of $0.30 per share, which warrants carry a twelve month term and a cashless provision, and will expire if not exercised within the twelve month term.

On December 8, 2017, Mr. Folkson purchased Warrants, at a cost of $0.15 per Warrant, to acquire up to 80,000 additional shares of Company stock at a strike price of $0.20, and with a term of three years from the date of said agreement. This purchase resulted in a reduction in the accrued consulting fees due him by $12,000. Those warrants were not exercised during that timeframe and have expired. During the second quarter 2019 Mr. Folkson purchased 400,000 shares of stock at a price of $0.30 per share, valued at $120,000 which was charged to his accrual. During the three months ended September 30, 2022, Mr. Folkson had been paid $24,000 against his total accrued balance to date and reflected in accrued expenses – related party with a balance of $9.000 and $0 at September 30, 2022 and June 30, 2022, respectively. The credit balance of $9,000 at September 30, 2022 is due to Mr. Folkson’s monthly $6,000 consulting fee which had not been processed by September 30, 2022.

●	In addition, the Company made bonuses available to Mr. Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Mr. Folkson warrants with a $0.50 and $1.00 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of September 30, 2022, those conditions were not met and therefore nothing was accrued related to this arrangement

14. Subsequent Events

●	Subsequent to September 30, 2022, the Company issued 500,000 shares of common stock to Spencer Clarke, LLC as compensation for services rendered. This compensation was in lieu of other compensation earned by Spencer Clarke, as disclosed in our Current Report on Form 8-K filing on October 11, 2022.

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

OVERVIEW

The Nighttime Snack Problem and Opportunity

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

And, because these cravings are biologically hardwired, we believe such significant consumer spend on unhealthy nighttime snacking options will continue. And the actual consumption of unhealthy snacks at night is expected to remain a pattern and a problem for a significant portion of the population. We believe it’s a problem that demands a solution.

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

Management believes significant latent consumer demand exists for better nighttime snacking options, and that a new consumer category, consisting of nighttime specific snacks, is set to emerge in the coming years. This belief is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond. In recent years, CEO’s and other executives from major consumer goods conglomerates such as Nestle, PepsiCo, Mondelez, and Kellogg’s have commented on nighttime snack habits and patterns and alluded to the opportunity that might exist in solving this problem for consumers.

Our Scientific Advisors

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

Our Products

The most widely consumed nighttime snacks are cookies, chips, candy, and ice cream. Our goal is to offer consumers sleep-friendly versions of each of those snack formats as well as others.

Nightfood ice cream was introduced in 2019 and received significant media and industry coverage. We won the 2019 Product of the Year Award in the ice cream category in a Kantar innovation survey of over 40,000 consumers. We also won both the Best New Ice Cream and Best New Dairy Dessert awards at the World Dairy Innovation Awards.

The product received media coverage in outlets such as The Today Show, Oprah Magazine, The Rachael Ray Show, Food Network Magazine, The Wall Street Journal, USA Today, The Washington Post, Fox Business News, and many others.

Compared to regular ice cream, Nightfood is formulated to contain less sugar, less fat, fewer calories, more tryptophan, more protein, more prebiotic fiber, more vitamin B6, more calcium, magnesium, and zinc.

Nightfood ice cream is currently available in nine flavors. These are Full Moon Vanilla, Midnight Chocolate, Cold Brew Decaf, After Dinner Mint Chip, Milk & Cookie Dough, Cherry Eclipse, Bed and Breakfast, Cookies n’ Dreams, and Pickles For Two. Management recently made the decision to discontinue Pickles For Two and is currently evaluating temporarily reducing the number of ice cream pint SKUs in production to focus on the top-selling flavors for hotel distribution.

Nightfood mini-cookies were introduced in September, 2022. Our Prime-Time Chocolate Chip cookies are in limited hotel distribution and available for sale on our website. Our two newer flavors of cookies, Snoozerdoodle and Date Night Cherry Oat, are expected to be produced in December 2022. Our cookies offer similar nutritional benefits when compared to conventional cookies as our ice cream does when compared to conventional ice cream. Nightfood cookies feature less sugar, less fat, fewer calories, more protein, more prebiotic fiber, and contain added inositol and vitamin B6.

Sleep-friendly versions of additional popular nighttime snack formats are anticipated to be introduced in 2023 and beyond, subject to available funds and interest from our hotel partners and customers. Our development roadmap includes chips, single-serve ice cream novelties, candy, and more. Based on conversations with hotel decision-makers, Nightfood management believes certain hotels are seeking to have sleep-friendly snacks available in their lobby shops in multiple formats, so that, whatever snack format a guest might be in the mood for on any given night, there would be a sleep-friendly version available for them, alongside the traditional legacy brands such as Haagen Dazs and Chips Ahoy.

Each new Nightfood snack format would be expected to deliver sleep-friendly snacking in a way that is appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips but would be expected to be more sleep-friendly in other ways.

The Competitive Landscape

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

Such interest expressed in the link between nutrition and sleep, and the nighttime snack occasion, by some of the largest food and beverage companies in the world, indicates to us that the opportunity we’re pursuing is both financially and strategically significant.

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

Management speculates that entry into our category by one of the global players would significantly benefit our Company by advancing the growth of the category while also significantly increasing the strategic value of our brand and distribution partnerships to the other global competitors. Such entrance into our category by a global competitor would likely force the other global snack players to enter the space, perhaps sooner than they’re prepared for. We believe that such a hypothetical situation would likely result in one or more suitors looking to acquire the Nightfood brand to allow them to better and more quickly compete in this potentially pivotal consumer category.

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

Leveraging Hotels

Management believes widespread distribution in the lobby shops of the world’s largest hotel chains will provide the Nightfood brand a unique and powerful competitive advantage within the sleep-friendly nighttime snack category. In the hotel vertical, the brand can be insulated from potential competition compared to in the supermarket environment. In addition, deep and wide hotel penetration could serve to entrench Nightfood as the leading brand within the category, with a de-facto endorsement by the hotel industry serving as a distinct competitive advantage for Nightfood when competing head-to-head with competitors in other segments of the marketplace.

Independent sales data from multiple sources reinforces our belief that Nightfood snacks can compete favorably with leading national brands within the context of hotel lobby markets. The Company expects to be able to expand its current hotel distribution based on that sales data and the overall wellness trend that plays an important role in today’s hospitality industry.

We believe the very nature of the hotel lobby shops, with small retail footprint and limited selection, will afford Nightfood a protected position in that high-margin vertical during the formative years of our category. Furthermore, management believes widespread hotel rollout of Nightfood snacks will serve to validate the concept of sleep-friendly nutrition and night snacks in the minds of consumers, potentially accelerating the adoption of the Nightfood brand in all relevant retail verticals.

DEVELOPMENT PLANS

The Company is focused on building the nighttime snack category by leveraging the expanding distribution of its snack products through hotel lobby marketplaces.

There are approximately 56,000 hotels in the United States. The five largest hotel companies account for approximately half of those locations, distributed among dozens of hotel chains. Those are (in alphabetical order) Choice Hotels, Hilton Worldwide, InterContinental Hotels Group, Marriott International, and Wyndham Hotels & Resorts.

Management is working directly with three of those five companies to establish expansion and/or introduction of Nightfood snacks. Two of those companies have executed corporate-level tests of Nightfood ice cream sales in some of their hotel locations, and both have declared those tests successful.

Hotel lobby shops continue to evolve in terms of size, product assortment, and increased emphasis from hotel brands as a source of revenue and customer service and satisfaction.

Management believes hotels have an obligation to support better sleep for their guests at every touchpoint. Unfortunately, the most popular snacks in hotel lobby shops tend to be both unhealthy, and disruptive to sleep quality.

With focus on sleep and wellness trending powerfully within the hospitality vertical, Management believes sleep-friendly nighttime snacks will soon become standard within the hotel industry, and that Nightfood will remain the leading brand as the category matures.

As a result of our decision to focus on highly relevant and high-margin hotel distribution, we have temporarily shifted our focus away from traditional supermarket distribution. Management expects widespread hotel distribution to generate significant incremental sales with higher gross and net margins than the supermarket vertical, where slotting, advertising, and trade promotion expenses make profitability more difficult to attain. More importantly, we believe hotels are where our brand can thrive, even against the most popular legacy brands in snacking.

Current Hotel Distribution

In May, 2022, one of the five global hotel companies mentioned in this section launched Nightfood ice cream into one of their hotel chains, an extended-stay hotel brand with approximately 500 properties in the United States. To date, our pints are currently in approximately 300 – 350 of those properties, with more of the properties adding our ice cream over time. In September, 2022, because of our successful sales results across that first hotel chain, that company notified management that Nightfood would begin to be introduced in two of their additional chains, comprising over 3,000 additional properties. That introduction was expected to begin in October, 2022, but has not yet begun as of the date of this filing.

Nightfood is currently available in approximately 500 hotel lobby shops across the United States. This includes select locations from leading national and international hotel chains such as Holiday Inn Express, Fairfield Inn, Courtyard by Marriott, Hyatt House, Staybridge Suites, Candlewood Suites, Springhill Suites, and more.

Nightfood ice cream is available for hotels to purchase nationally through Vistar, a leading national wholesale distributor serving the hospitality vertical. Nightfood cookies are not yet in wholesale distribution, but it is expected that the cookies will soon be available through one or more national distributors that service the hotel industry.

Recent Hotel Sales Data

Impulsify is an industry leader in hotel marketplace intelligence, compiling real-time proprietary retail sales data from millions of hotel retail transactions rung into their point-of-sale solutions. Impulsify data was analyzed for the months of September and October 2022, across the subset of 30 Impulsify-reporting hotels which sold both Nightfood and Haagen Dazs pints, and no other brands. Nightfood captured 39% of the unit sales while Haagen Dazs captured 61%. The average selling price for Haagen Dazs in those hotels was $7.55 and Nightfood was $7.90.

A separate set of independent point-of-sale data, with zero overlap to the previously mentioned data set, showed Nightfood outselling Ben & Jerry’s and Baskin Robbins pints in a controlled test which included more than 30 lobby shops, across many popular hotel brands. Pints from all three brands were priced at $8.50. Nightfood captured 43% of the total pint volume, Ben & Jerry’s had 34%, and Baskin Robbins had 23%. This data was collected over nine weeks ending October 31, 2022.

During the first six weeks of the test, ads for Nightfood were run in a segment of the hotels. Surprisingly, Nightfood had stronger relative sales in the hotels without ads. For the final three weeks, there were no ads for any of the brands in any of the properties. With all ads removed, Nightfood’s sales remained constant while the other brands sales decreased. As a result, Nightfood’s share of overall pint sales surged from 40% in the first six weeks to 50% for the final three weeks.

The conclusions drawn from the test were that ads for Nightfood ice cream pints actually lifted sales of the more well-known competitors (which is not uncommon), and that sleep-friendly Nightfood, without ads, was decisively the top-selling pint for the entire test period.

The Future

Management believes such strong sales results in hotels relative to well-established, decades-old national brands will enable Nightfood to secure additional hotel chain brand-level distribution arrangements for our sleep-friendly snacks.

While the dollar value of ice cream sales in any individual hotel shop are understood to be modest, Nightfood’s strong relative sales data obtained over recent months, and so quickly after our launch, affirms our belief that sleep-friendly snacks can outsell legacy snack brands in the high-margin hotel environment.

The Company anticipates adding new distribution in thousands of hotels in the coming months through relationships it has established with some of the largest companies in the world in the hospitality vertical. We have built what we believe is a very valuable network and distribution infrastructure, which includes global hospitality companies, group purchasing organizations, hotel management groups, and distributors. Potential new distribution is anticipated to include Nightfood ice cream pints and Nightfood cookies, as well as additional Nightfood snack formats during calendar 2023.

As we add additional hotels and chains, we believe there will be added pressure on the rest of the hotel industry to also offer sleep-friendly snacks or risk falling behind in the eyes of wellness-conscious travelers.

We believe that consumers seeing our snacks in some of the most trusted hotel chains in the United States will drive awareness not only of our brand, but of the fact that what one eats before bed matters. We believe broad acceptance of this key consumer insight will help bring the nighttime snacking category to life.

In addition to revenue growth, increased awareness, and operating profitability, Management believes that national hotel distribution of its sleep-friendly nighttime snacks will provide the foundation on which the nighttime snack category can be built.

The primary goal of the company is to successfully develop and nurture the nighttime snack category.

Management believes that success in attaining this goal will create significant value for shareholders, as it would likely result in Nightfood not only being the category pioneer, but also establishing a position from which Nightfood can remain the dominant brand in this potential multi-billion dollar consumer category.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2022 AND 2021.

For the three months ended September 2022 and 2021, we had Gross Sales of $99,223 and $189,536, respectively and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $79,790 and $114,453, respectively, and incurred operating losses of $558,607 and $833,675, respectively. Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment). In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees, until the total cost of the slotting is covered. These slotting fees do not appear on the income statement as an expense. Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

GROSS SALES	For the three months period ended September 30, 2022	For the three months period ended September 30, 2021
Gross product sales	$99,223	$189,356
Less:
Slotting fees	-
Sales discounts, promotions, and other reductions	(19,253)	(75,083)
Net Revenues	$79,970	$114,453

The decrease in Gross Sales relative to the same period in 2021 was largely due to the fact that we had fewer traditional supermarket points of distribution in the current reporting period. Over time, we expect that anticipated hotel expansion will more than offset the loss of these sales, resulting in higher gross sales and net revenues in future quarters. Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales are expected to be conducted at full wholesale pricing, and line items such as slotting, advertising, and price promotions project to be greatly reduced or entirely eliminated in relation to hotel sales.

For the three months ended September 30 2022 and 2021, Cost of Product Sold increased to $125,121 from $124,874. The reason Cost of Product Sold increased despite the decrease in gross sales is the result of significant freight cost increases on a per unit basis. This is partly due to increases in gas prices driving up freight costs in general, and also due to our average shipment being smaller than for the same period last year. It is expected that as we add more hotel points of distribution, our average order size will increase, and freight as a percentage of sales will decrease substantially.

For the three months ended September 30 2022 and 2021, Advertising and Promotional Expenses decreased from $305,016 to $37,166. This decrease is largely due to a shift in distribution focus to the hotel vertical. Hotel distribution is expected to deliver higher gross and net margins over time. One significant driver of higher expected margins is the lack of need for advertising and promotion spend in hotel distribution compared to the high advertising and promotion expenses when trying to drive growth in traditional retail and supermarket distribution.

With a focus on the hotel vertical, we expect advertising costs to remain relatively low when compared to net revenues.

For the three months ended September 30, 2022 and 2021, Selling, General, and Administrative expenses decreased from $275,372 to $126,343. The largest component of this decrease was a decrease in investor relations expenses along with decreases in storage and other warehouse expenses and research and development expenses.

For the three months ended September 30, 2022 and 2021, Professional Fees increased from $242,866 to $349,949. This increase was largely due to expenses related to the preparation, filing, and qualification of our Tier 2 offering pursuant to Regulation A plus expenses related to the debt financing closed on September 23, 2022.

For the three months ended September 30, 2022 and 2021, Total Operating Expenses decreased from $948,128 to $638,577. As discussed above, the major component of this decrease was the reduction in advertising and marketing spend, which we expect to be a pattern going forward while hotels remain the primary focus of our distribution efforts.

Total Operating Expenses includes those expenses associated with running the operating portion of our business (such as the manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company. For the three months ended September 30, 2022, our Total Operating Expenses were $638,577. Of that, $274,598 is related to running our business operations, and $363,979 is related to financing, compliance, and other non-operational activities.

For the three months ended September 30, 2022 and 2021, Loss From Operations decreased from $833,675 to $558,609. This decrease was due to the relatively large decrease in operating expenses when compared to the smaller decrease in net revenues. As with Total Operating Expenses, Loss From Operations includes $363,979 of expenses that are classified as operating expenses, but are related to non-operational activities. For the three months ended September 30, 2022, the losses incurred from actual operating activities of the business were $194,628.

For the three months ended September 30 2022 and 2021, Total Other Expenses increased to $642,503 from $0. The majority of these expenses are related to accounting treatment applied to debt and the amortization of debt discount of $544,545. This is not an actual cash expense, but is a function of the way certain financing activities are accounted for. This increase in Total Other Expenses resulted in an increase in Net Loss to $1,201,110 for the period ending September 30, 2022 compared to $833,675 for the period ending September 30, 2021. Of that total Net Loss of $1,201,110, losses incurred from actual operating activities of the business were $194,628, and $1,006,482 was related to other expenses such as interest, SEC compliance, and fundraising activities.

Customers

During the three months ended September 30, 2022, the Company had five customers accounting for over 10% of gross sales. One of those accounted for approximately 29% of the gross sales and another accounted for approximately 22% of the gross sales.

During the three months ended September 30, 2021, the Company had four customers accounting for over 10% of gross sales. Two of those customers each accounted for approximately 20% of the gross sales, one for 17% and one for 14%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had cash on hand of $220,412, receivables of $130,396 and inventory value of $433,188.

Our cash on hand is not adequate to satisfy our long-term working capital needs. We believe that our current capitalization structure, combined with ongoing increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth.

On October 24, 2022, the Company launched a Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) with the intent to raise capital through an equity crowdfunding campaign. We believe this offering, if we successfully raise the maximum amount being offered, will enable us to eliminate all corporate debt and operate the company until significant growth milestones are achieved, perhaps including attaining profitability

Because the business has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern will again be dependent upon raising additional funds through debt and equity financing, including our Regulation A+ offering, and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations long-term.

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

Since our inception, we have sustained operating losses. During the three months ended September 30, 2022, we incurred a net loss of $1,201,110 compared to $833,675 for the three months ended September 30, 2021. The majority of our net loss for this current reporting period is related to the way certain financing activities were accounted for, and not related to losses from business operations.

During the three months ended September 30, 2022, net cash used in operating activities was $414,610 compared to net cash used of $878,394 for the three months ended September 30, 2021. This decrease is largely due to an increase in accounts payable and a decrease in the amount of stock issued for services for the three months ended September 30, 2022 compared to the prior year.

We did not use any cash in investing activities, during the three months ended September 30, 2022 or September 30, 2021.

During the three months ended September 30, 2021, net cash aggregating $354,145 was provided by financing activities, compared to $308,200 for the three months ended September 30, 2021. In the three months ended September 30, 2021, our financing activities consisted of sales of our Series B Preferred Stock. In the three months ended September 30, 2022, our financing activities consisted of the issuance of debt in the form of a twelve-month promissory note.

From our inception in January 2010 through September 30, 2022, we have generated an accumulated deficit of approximately $29,648,030. This is not debt and this is not an amount that needs to be paid out at any point in the future. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for early-stage companies to have significant accumulated deficit, even after turning profitable. Many large, fast growing, and successful companies have reported accumulated deficits in recent years, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, Chobani, and Tesla. In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next two to four quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligations and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2022.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at September 30, 2022 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2022, we issued 100,000 shares of our common stock to a consultant as consideration for services. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended September 30, 2022, we issued 4,050,000 shares of our common stock to existing holders of our Series B Preferred Stock upon conversion of such preferred stock in accordance with its terms. Upon the conversion, the Company also issued warrants to the converting preferred stockholders to purchase 3,865,000 shares of the Company’s common stock. The shares and the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
4.2	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.3	Common Stock Purchase Warrant dated September 23, 2022 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
4.4	Common Stock Purchase Warrant, Returnable, dated September 23, 2022 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.1	Securities Purchase Agreement dated as of September 23, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.2	Promissory Note dated as of September 23, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.3	MFN Agreement dated as of September 23, 2022 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.4	Subordination Agreement dated as of September 23, 2022 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.5	Finder’s Fee Agreement dated August 22, 2022, as amended, with J.H. Darbie & Co., Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: November 21, 2022	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)