Form 10-Q
period 2022-12-31
NightFood Holdings, Inc.
filed 2023-02-21
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At February 21, 2023 the issuer had outstanding 104,199,619 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three and six months ended December 31, 2022 and 2021

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2022 (Unaudited) and June 30, 2022	2
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended December 31, 2022 and 2021	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months and six months ended December 31, 2022 and 2021	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021	6
Notes to Unaudited Condensed Consolidated Financial Statements	7 - 27

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$49,008	$280,877
Accounts receivable (net of allowance of $0 and $0, respectively)	74,421	93,674
Inventory	453,617	331,531
Other current asset	103,026	137,797
Total current assets	680,072	843,879

Total assets	$680,072	$843,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,010	$234,152
Accrued expense - related party	27,000	-
Convertible notes payable - net of discounts	2,894,199	344,151
Note payable, net of discount	423,186
Total current liabilities	3,859,395	578,303

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of December 31, 2022 and June 30, 2021, respectively)	1	1
Series B Preferred Stock, ($0.001 par value, 5,000 shares authorized, and 2,450 and 3,260 issued and outstanding as of December 31, 2022 and June 30, 20221, respectively)	2	3
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 99,812,854 issued and outstanding as of December 3, 2022 and 91,814,484 issued and outstanding as of June 30, 2022, respectively)	99,813	91,814
Additional paid in capital	34,285,356	28,275,216
Deferred compensation	(16,000)	-
Accumulated deficit	(37,548,495)	(28,101,458)
Total Stockholders’ Equity	(3,179,323)	265,576
Total Liabilities and Stockholders’ Equity	$680,072	$843,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2022	For the three months ended December 31, 2021	For the six months ended December 31, 2022	For the six months ended December 31, 2021

Revenues, net of slotting and promotion	$13,369	$79,374	$93,339	$193,827

Operating expenses
Cost of product sold	41,996	88,105	167,117	212,979
Advertising and promotional	53,169	158,040	90,335	465,791
Selling, general and administrative expense	104,292	72,316	230,636	344,953
Professional fees	491,448	239,303	841,397	482,169
Total operating expenses	690,908	557,764	1,329,485	1,505,892

Loss from operations	(677,539)	(478,390)	(1,236,146)	(1,312,065)

Other (income) and expenses
Interest expense - debt	34,382	4,909	57,328	4,909
Interest expense – financing cost	3,377,927	270,210	3,510,910	270,210
Amortization of debt discount	484,907	12,218	1,029,452	12,218
(Gain) loss on debt extinguishment	(14,493)	-	(72,464)	-
Other expense- non cash	-	15,192	-	15,192
Total other (income) expense	3,882,723	302,529	4,525,226	302,529

Provision for income tax	-	-	-	-

Net Loss	(4,560,262)	(780,919)	(5,761,372)	(1,614,594)

Deemed dividend on Series B Preferred Stock	3,340,203	68,722	3,685,665	358,657
Net loss attributable to common shareholders	(7,900,465)	(849,641)	(9,447,037)	(1,973,251)

Basic and diluted net loss per common share	$(0.08)	$(0.01)	$(0.10)	$(0.02)

Weighted average shares of capital outstanding – basic and diluted	97,436,644	86,407,410	95,075,293	84,400,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended December 31, 2022, and 2021

	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid in	Deferred	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Deficit	Equity
Balance, June 30, 2022	91,814,484	$91,814	1,000	$1	3,260	$3	$28,275,216	$-	$(28,101,458)	$265,576

Common stock issued for services	100,000	100					19,910			20,010
Common stock from conversion	4,050,000	4,050			(810)	(1)	(4,049)			-
Discount on issuance of convertible notes							290,070			290,070
Warrants issued and dilutive warrant adjustment as financing cost							65,783			65,783
Deemed dividends associated with related dilutive warrant adjustments							345,462		(345,462)	-
Warrants dilutive adjustment as consulting fees							108,126			108,126
Net loss									(1,201,110)	(1,201,110)
Balance, September 30, 2022	95,964,484	$95,964	1,000	$1	2,450	$2	$29,100,518	$-	$(29,648,030)	$(451,545)
Common stock from conversion	750,000	750			(150)		(750)			-
Warrants exercise cashless	586,111	586					(586)			-
Units issued under Regulation A offering	1,829,400	1,830					222,785			224,615
Common stock issued for services	182,859	183					31,817	(16,000)		16,000
Common stock issued as financing cost	500,000	500					59,500			60,000
Vested warrants for services							5,250			5,250
Warrants dilutive adjustment as consulting fees							305,829			305,829
Warrants issued and dilutive warrant adjustment as financing cost							1,220,790			1,220,790
Deemed dividends associated with related dilutive warrant adjustments							3,340,203		(3,340,203)	-
Net loss									(4,560,262)	(4,560,262)
Balance, December 31, 2022	99,812,854	$99,813	1,000	$1	2,300	$2	$34,285,356	$(16,000)	$(37,630,385)	$(3,179,323)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)
Balance, June 30, 2021	80,707,467	$80,708	1,000	$1	4,665	$5	$26,226,159	$(25,196,871)	$1,110,001
Common stock issued for services	518,519	519					139,481		140,000
Common stock from conversion	3,865,000	3,865			(773)	(1)	(3,864)		-
Preferred B issued from private placement					335	-	335,000		335,000
Preferred B issued from private placement- financing cost							(26,800)		(26,800)
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Net loss								(833,675)	(833,675)
Balance, September 30, 2021	85,090,986	$85,091	1,000	$1	4,227	$4	$26,959,911	$(26,320,481)	$724,526
Common stock issued for services	50,500	50					15,718		15,768
Common stock from conversion	1,960,000	1,960			(392)	-	(1,960)		-
Unissued shares previously allocated for services	(41,308)	(41)					41
Discount on issuance of convertible notes							931,272		931,272
Warrants issued as financing cost							170,210		170,210
Deemed dividends associated with warrants related dilutive adjustments							68,722	(68,722)	-
Net loss								(780,919)	(780,919)
Balance, December 31, 2021	87,060,178	$87,060	1,000	$1	3,835	$4	$28,143,914	$(27,170,122)	$1,060,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2022	Six months ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,761,372)	$(1,614,594)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	419,205	-
Warrants issued for financing cost	1,286,573	170,210
Stock issued for services	36,010	155,768
Sock issued for financing cost	60,000	-
Amortization of debt discount	1,029,452	12,218
Deferred financing cost and debt issuance cost	-	100,000
Loss on extinguishment of debt upon notes conversion	(72,464)	-
Financing cost due to conversion price changes	1,843,475	-
Financing cost due to default	181,159
Non cash expenses	-	15,167
Change in operating assets and liabilities
Change in accounts receivable	19,253	48,910
Change in inventory	(122,086)	(37,595)
Change in other current assets	34,771	(85,614)
Change in accounts payable	283,859	(201,901)
Change in accrued expenses	24,000	(3,000)
Net cash used in operating activities	(738,165)	(1,440,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Preferred Stock	-	308,200
Proceeds from issuance of units under Reg A	224,615
Proceeds from the issuance of debt-net	644,000	884,834
Repayment on convertible note	(362,319)	-
Net cash provided by financing activities	506,296	1,193,034

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(231,869)	(247,397)

Cash and cash equivalents, beginning of period	280,877	1,041,899
Cash and cash equivalents, end of period	$49,008	$794,502

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$39,452	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Common stock issued for preferred stock conversion	$850	$5,825
Deemed dividend associated with preferred stock B and warrants dilutive adjustment	$3,685,665	$358,657
Debt and warrants discount accounted on convertible notes	$-	$931,272

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

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three and six months ended December 31, 2022, and 2021, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2022, and 2021, respectively, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed with the United States Securities and Exchange Commission on September 28, 2022. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of results for the entire year ending June 30, 2023.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $53,169 and $158,040 for the three months ended December 31, 2022 and 2021, respectively. The Company recorded advertising costs of $ 90,335 and $465,791 for the six months ended December 31, 2022 and 2021, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers. All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

●	The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

●	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

●	Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

●	If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

●	Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:

a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.

b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”

●	Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

●	The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers.

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2022 and June 30, 2022, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature

●	For conventional convertible debt where the rate of conversion is below market value, the Company records any BCF intrinsic value as additional paid in capital and related debt discount.

●	When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.07474 per share through December 31, 2022. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of December 31, 2022.

Based on the guidance in ASC 470-20-20, the Company determined that a BCF existed, as the effective conversion price for the B Preferred at issuance was less than the fair value of the common stock which the shares of B Preferred are convertible into. A BCF feature based on the intrinsic value of the date of issuances for the B Preferred was approximately $4.4 million.

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations.

Equity Issuance Costs

●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	During the six months ended December 31, 2022, the Company had one customer account for approximately 35% of the gross sales, one customer accounted for approximately 26% of gross sales, and one customer accounted for approximately 12% and another customer accounted for approximately 10% of gross sales. During the six months ended December 31, 2021, the Company had one customer account for 26% of the gross sales. One other customer accounted for 18% of the gross sales and two other customers each account for more than 10% of the gross sales. During the three months ended December 31, 2022, the Company had one customer account for approximately 74% of the gross sales. One other customer accounted for approximately 23% of gross sales. During the three months ended December 31, 2021, the Company had one customer account for 36% of the gross sales. One other customer accounted for 22% of the gross sales.

Vendor Concentration

●	During the three-month period ended December 31, 2022, two vendors accounted for more than 10% of the Company’s operating expenses. During the six-month period ended December 31, 2022, two vendors accounted for more than 10% of the Company’s operating expenses During the three and six-month periods ended December 31, 2021, no vendors accounted for more than 10% of the Company’s operating expenses.

Receivables Concentration

●	As of December 31, 2022, the Company had receivables due from eleven customers. One accounted for 57% of the total balance, one accounted for 21% of the total balance and one accounted for 8% of the total balance. As of June 30, 2022, the Company had receivables due from six customers, one of which accounted for over 59% of the outstanding balance. One of the remaining five accounted for 13.5% of the outstanding balance and one accounted for 11% of the outstanding balance.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three and six months ended December 31, 2022 and 2021 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	ASU No. 2019-12, Simplifying the Accounting for Income Taxes

●	In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB’s simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company has adopted this ASU and there is no material impact on our Consolidated Financial Statements.

●	In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. This ASU is applied prospectively and becomes effective immediately upon the transition from LIBOR. The Company has analyzed the guidance and the Company has no contract or hedging relationships that will be affected by this guidance. The adoption of this guidance will have no impact on its consolidated financial statements.

●	In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The adoption of this guidance does not materially impact our financial statements and related disclosures.

●	The Company will continue to monitor these emerging issues to assess any potential future impact on its financial statements.

3. Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended December 31, 2022, the Company had an operating and net loss of $5,761,372 and cash flow used in operations of $738,165 and an accumulated deficit of $37,548,495.

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

●	Because the Company has limited sales, no certainty of continuation can be stated. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

●	Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

●	The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, cannot fully be understood and identified. Indications to date are that there are somewhat offsetting factors relating to the impact on our Company. Industry data shows that supermarket sales remain up, with more people spending more time at home. Anecdotally and statistically, snacking activity is also up while consumers are reporting a decrease in sleep quality and sleep satisfaction.

●	The offsetting factors are the impact of the virus on the overall economy, and the impact that a down economic period can have on consumer behavior, including potential reductions in travel, hotel occupancy, and trial of new brands. Greater unemployment, recession, and other possible unforeseen factors are shown to have an impact. Research indicates that consumers are less likely to try new brands during economic recession and stress, returning to the legacy brands they’ve known for decades.

●	From both public statements observed, and conversations conducted between Nightfood Management and current and former executives from certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

●	We have experienced no major issues with supply chain or logistics. Order processing function has been normal to date, and our manufacturers have assured us that their operations are “business as usual” as of the time of this filing.

●	It is possible that the fallout from the pandemic could make it more difficult in the future for the Company to access required growth capital, possibly rendering us unable to meet certain debts and expenses.

●	It is impossible to know what the future holds with regard to the virus, both for our company and in the broader sense. There are many uncertainties regarding the current coronavirus pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, vendors, and business partners. It is difficult to know if the pandemic has materially impacted the results of operations, and we are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments accordingly, if necessary.

4. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for December 31, 2022 and June 30, 2022, respectively.

5. Inventories

●	Inventory consists of the following at December 31, 2022 and June 30, 2022:

	As of	As of
	December 31, 2022	June 30, 2022
Inventory: Finished Goods - Ice Cream	$113,132	$165,470
Inventory: Ingredients & Finished Goods - Cookies	54,171	-
Inventory: Ingredients	$156,253	$82,625
Inventory: Packaging	$128,593	$83,436
Inventory: Allowance for Unsaleable Invent	$1,468	$-
Total Inventory	$453,617	$331,531

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6. Other current assets

●	Other current assets consist of the following vendor deposits at December 31, 2022 and June 30, 2022.

	December 31, 2022	June 30, 2022
Other Current Assets
Deposits	$103,026	$137,797
TOTAL	$103,026	$137,797

7. Other Current Liabilities

Other current liabilities consist of the following at December 31, 2022 and June 30, 2022:

	December 31, 2022	June 30, 2022
Other Current Liabilities
Accrued Consulting Fees (related party)	$27,000	$3,000
TOTAL	$27,000	$3,000

8. Debt

●	Convertible Notes Payable consist of the following at December 31, 2022.

Convertible Notes Issued on December 10, 2021

On December 10, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i)$1,086,956.52 in principal amount of Original Issue Discount Senior Secured Convertible Notes (the “Notes”) for $1,000,000 (representing a 8% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 4,000,000 shares of the Company’s common stock (the “Warrants”) in a private placement (the “Offering”). Each Note featured an 8% original issue discount, resulting in net proceeds to the Company of $500,000 for each of the two Notes. The Notes have a maturity of December 10, 2022, an interest rate of 8% per annum, and are initially convertible at a fixed price of $0.25 per share, with provisions for conversions at a fixed price of $0.20 per share should the closing trading price of our common stock be below $0.20 per share after June 10, 2022. The conversion price is also subject to further price adjustments in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) in the event that the Company issues or sells any additional shares of Common Stock or Common Stock Equivalents at a price per share less than the Exercise Price then in effect or without consideration then the Exercise Price upon each such issuance shall be reduced to the Dilutive Issuance Price, which resulted in an adjustment of the conversion price to $0.0333. These Notes, for as long as they are outstanding, are secured by all assets of the Company and its subsidiaries, senior secured guarantees of the subsidiaries of the Company, and pledges of the common stock of all the subsidiaries of the Company. The Notes have provisions allowing for repayment at any time at 115% of the outstanding principal and interest within the first three months, and 120% of the outstanding principal and interest at any time thereafter.

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

Pursuant to the terms of Note, among other things, the Company was required to pay to the Purchasers on December 10, 2022, as extended to December 29, 2022 (as so extended, the “Maturity Date”) all remaining principal and accrued and unpaid interest on the Maturity Date (the “Owed Amount”) and the failure to so pay the Owed Amount on the Maturity Date is an event of default. The Owed Amount was not paid by the Company in accordance with the terms of the Notes. Subsequent to the December 31, 2022 the Company entered into a forbearance agreement with the Purchasers as disclosed on Form 8K filed on February 8, 2023.

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of December 31, 2022:

	Principal ($)	Stock- settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(362,319)			(362,319)
Gain on extinguish of portion of principal		(72,464)		(72,464)
Amortization of debt discount			960,197	960,197
Penalty	181,159			181,159
Conversion price change		1,843,475		1,843,475
Balance at December 31, 2022	905,797	1,988,402	-	2,894,199

Amortization expense for the three months ended December 31, 2022 and 2021, totaled $420,627 and $12,218, respectively.

Amortization expense for the six months ended December 31, 2022 and 2021, totaled $960,197 and $12,218, respectively.

As of December 31, 2022 and June 30, 2022, the unamortized portion of debt discount was $0 and $960,197, respectively.

Interest expense for the three months ended December 31, 2022 and 2021, totaled $20,071 and $4,909, respectively.

Interest expense for the six months ended December 31, 2022 and 2021, totaled $41,617 and $4,909, respectively.

During the six months ended December 31, 2022, the Company paid $39,452 to accrued interest, leaving 6,995 as unpaid interest under accounts payable. (June 30, 2022 - $4,831)

Promissory Notes Issued on September 23, 2022

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

As a result of the transaction, the Purchasers triggered their “most favored nation” clause which resulted in the Company entering into an MFN Amendment Agreement (the “MFN Agreement”) with the Purchasers, pursuant to which the Purchasers exercised their options under the most-favored nation terms contained in their existing transaction documents with the Company. Pursuant to the MFN Agreement, among other things, (a) the Company issued to each of the Purchasers 5,434,783 5-year Returnable Warrants which may only be exercised in the event that the Company were to default on certain debt obligations at an initial Exercise Price per share of $0.30, (b) the events of default set forth in the Notes were amended to include certain of the Events of Default reflected in the Promissory Note, (c) the conversion price of the Notes was amended so that upon an event of default, the conversion price equaled $0.10, and further down to $0.0333 subject to adjustment, (d) the Purchasers are entitled to deduct $1,750 from conversions to cover associated fees, and $750.00 shall be added to each prepayment to reimburse the Purchasers for administrative fees and (e) the definition of Exempt Issuance in the note was modified to remove certain clauses of the definition.

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

Below is a reconciliation of the convertible notes payable (including the Promissory Note) as presented on the Company’s balance sheet as of December 31, 2022:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued during the three months ended September 30, 2022	700,000		700,000
Debt discount associated with Promissory notes		(346,070)	(346,070)
Amortization of debt discount		69,256	69,256
Balance at December 31, 2022	$700,000	$(276,814)	$423,186

Amortization expense for the three months ended December 31, 2022 and 2021, totaled $64,280 and $0, respectively. Amortization expense for the six months ended December 31, 2022 and 2021, totaled $69,256  and $0, respectively.

As of December 31, 2022 and June 30, 2022, the unamortized portion of debt discount was $276,814 and $0, respectively.

Interest expense for the three and six months ended December 31, 2022, totaled $14,311 and $15,711, respectively.

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

 On October 24, 2022, the Company launched a Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) with the intent to raise capital through an equity crowdfunding campaign. The Company is offering (this “Offering”) up to 5,000,000 units, each unit consisting of 4 shares of common stock and 4 common stock purchase warrants (“Unit”), being offered at a price range to be determined after qualification pursuant to Rule 253(b).

●	The Company had 99,812,854 and 91,814,484 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2022 and June 30, 2022 respectively.

●	The Company had 2,300 and 3,260 shares of its B Preferred issued and outstanding as of December 31, 2022 and June 30, 2022 respectively.

●	During the six months ended December 31, 2022, the Company issued an aggregate of 282,859 shares of its common stock for services valued at $52,010.

●	During the six months ended December 31, 2022, the Company issued 500,000 shares of its common stock as financing cost valued at $60,000.

●	During the six months ended December 31, 2022, the Company issued an aggregate of 586,111 shares of its common stock for cashless exercise of 750,000 stock purchase warrants.

●	During the six months ended December 31, 2022, the Company sold 457,350 units at $0.50 per unit, consisting with 1,829,400 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $224,615.

●	During the six months ended December 31, 2022, holders of the B Preferred converted 960 shares of Series B Preferred Stock into 4,800,000 shares of its common stock.

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

The Company had 1,000 and 1,000 shares of the Series A Stock issued and outstanding as of December 31, 2022, and June 30, 2022, respectively.

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

During the six months ended December 31, 2022, holders of the B Preferred Stock converted 960 shares of B Preferred Stock into 4,800,000 shares of its common stock

The Company had 2,300 and 3,260 shares of its B Preferred Stock issued and outstanding as of December 31, 2022, and June 30, 2022, respectively.

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

During the fiscal year ended June 30, 2022, holders of the Company’s B Preferred converted 1,740 shares of B Preferred into 8,700,000 shares of its common stock, along with 8,700,000 warrants issued to those holders with an adjusted exercise price of $0.0747 as of December 31, 2022 ($0.2919 per share – June 30, 2022).  Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which could increase or decrease the exercise price in in the future.

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

During the six months ended December 31, 2022, holders of the Company’s B Preferred converted 960 shares of B Preferred into 4,800,00 shares of its common stock, along with 4,800,000 warrants issued to those holders with an adjusted exercise price of $0.0747 as of December 31, 2022. Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which could increase or decrease the exercise price in in the future.

During the three months ended September 30, 2022, 2,800,000 warrants were issued to the holder of an outstanding promissory note with an initial exercise price of $0.225 per share, 280,000 warrants were concurrently issued to the Placement Agent with an initial exercise price of $0.225, and a further 119,260 warrants were issued to the Placement Agent with initial exercise price of $0.27 per share. The Company valued these warrants using the Black Scholes model utilizing a 122.42% volatility and a risk-free rate of 3.91%. On October 4, 2022, the Company and the Placement Agent entered into an Addendum to amend their Letter of Engagement wto cancel compensatory warrants to purchase 280,000 shares of common stock of the Company, to cancel returnable compensatory warrants to purchase 700,000 shares of Common Stock of the Company for a one time cash payment of $35,000 and the issuance of 500,000 shares of Common Stock in full satisfaction of compensation earned.

During the six months ended December 31, 2022, the Company issued an aggregate of 586,111 shares of its common stock for the cashless exercise of 750,000 stock purchase warrants.

During the six months ended December 31, 2022, the Company entered into a warrant agreement with one of the Company’s Directors for the issuance of 100,000 warrants at a strike price of $0.125 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 121.75% volatility and a risk-free rate of 4.06%.

During the six months ended December 31, 2022 the Company issued 1,829,400 warrants to various subscribers under its Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) whereunder the Company is offering up to 5,000,000 units at a price of $0.50 per unit, each unit consisting of 4 shares of common stock and 4 common stock purchase warrants (“Unit”) for exercise at at a strike price per Share equal to 125% of the price per share of common stock, or $0.15625 per share with a term of 2 years. The Company valued these warrants using the Black Scholes model on each closing date utilizing a volatility between 106.15% and 111.39% and a risk-free rate ranging from 4.21% and 4.61%%.

Certain warrants in the below table include dilution protection for the warrant holders, which could cause the exercise price to be adjusted either higher or lower as a result of various financing events and stock transactions. For example, as a result of the December 2021 Offering, which would allow the new noteholders to convert their debt to shares of common stock at an exercise price of $0.20/share, some of the $0.30 warrants outstanding in the table below had their exercise price reduced from $0.30 to $0.2919 which was further adjusted to $0.0747 prior to December 31, 2022 upon the occurrence of a further dilutive event. The result of the warrant exercise price downward adjustment on modification date was treated as a deemed dividend and fully amortized on the transaction date, and the Company recorded $3,685,665 to additional paid in capital and retained earnings on the Company’s balance sheets. In addition to the reduction in exercise price, there is a corresponding increase to the number of warrants to the holder on a prorated basis. Under certain conditions, such as the successful retirement of a convertible note through repayment, it is possible for the exercise price of these warrants to increase and for the number of warrants outstanding to decrease.

The aggregate intrinsic value of the warrants as of December 31, 2022 is $2,590,862. The aggregate intrinsic value of the warrants as of June 30, 2022 was $11,650.

Exercise Price	June 30, 2022	Issued	Repricing	Cancelled	Expired	Exercised	December 31, 2022
$0.15	500,000						500,000
$0.20	2,250,000						2,250,000
$0.25	4,878,260		(878,260)			(750,000)	3,250,000
$0.0488		1,653,980	878,260				2,532,240
$0.2626	100,000						100,000
$0.2919	10,950,000		(10,950,000)				-
$0.30	400,000						400,000
$0.50	500,000						500,000
$0.30		4,050,000	(4,050,000)				-
$0.0747		34,337,400	15,000,000				49,337,400
$0.225		3,080,00	(2,800,000)	(280,000)			-
$0.0333		2,800,000					2,800,000
$0.27		119,200	(119,200)				-
$0.0333			119,200				119,200
$0.30		11,956,523	(11,956,523)				-
$0.0333			11,956,523				11,956,523
$0.125		100,000					100,000
$0.1563		1,829,400					1,829,400
	19,578,260	57,126,503	-	(280,000)	-	(750,000)	75,674,763

Returnable Warrants

A cumulative total of 18,956,523 Returnable Warrants issued in conjunction with a financing agreement dated as of September 23, 2022, and a MFN agreement entered into concurrently on September 23, 2022 (ref: Note 8 above) may only be exercised in the event that the Company were to default on certain debt obligations. The Returnable Warrants have an initial exercise price of $0.30 per share, subject to customary adjustments (including price-based anti-dilution adjustments) and may be exercised at any time after an Event of Default until the five-year anniversary of such date. The Returnable Warrants include a cashless exercise provision as set forth therein. The exercise of the Returnable Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Returnable Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Returnable Warrants.

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

On December 29, 2022, upon an event of default as defined under the MFN agreement, 5,434,785 returnable warrants issued to each of the Purchasers under the MFN Agreement, and 1,086,957 returnable warrants issued to the Placement Agent, were triggered and valued using the Black Scholes model with a volatility of 124.14% and a risk-free rate of 3.94% resulting in financing expenses recorded as additional financing costs in the cumulative amount of $1,085,780.  Subsequent to the periods reported in these financial statements, such returnable warrants issued to the Purchasers were exchanged for common stock of the Company and were terminated. See Note 14-Subsequent Events.

Any surviving Returnable Warrants will be revalued accordingly on such date should an event of a default to the debt obligations occur, triggering exercisability.

11. Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At December 31, 2022 and June 30, 2022 , the Company had no outstanding derivative liabilities.

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	CEO Sean Folkson has a twelve-month consulting agreement which went into effect on January 1, 2022, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $0.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $0.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded warrants with a strike price of $0.50 should the Company exceed $500,000 in non-traditional retail channel revenue during the term of the agreement, and should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the term of the Agreement. As of December 31, 2022, those conditions were not met and therefore nothing was accrued related to this arrangement.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

●	The outbreak of the novel coronavirus (COVID-19), including the measures to reduce its spread, and the impact on the economy, has still not been fully predicted.

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

13. Related Party Transactions

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 and $36,000 is reflected in professional fees for the three- and six-months periods December 31, 2022. At December 31, 2022 and June 30, 2022 respectively, Mr. Folkson was owed $9,000 and $0 in unpaid consulting fees which amounts are included on the balance sheets as accrued expenses- related party.

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

●	In addition, the Company made bonuses available to Mr. Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Mr. Folkson warrants with a $0.50 and $1.00 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of December 31, 2022, those conditions were not met and therefore nothing was accrued related to this arrangement

●	In addition, at December 31, 2022 and 2021, respectively, there was $18,000 and $0 in unpaid directors fees which amounts are included on the balance sheets as accrued expenses- related party.

14. Subsequent Events

Lock up agreement

On January 30, 2023, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with its Chairman, CEO and largest shareholder, Sean Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson, the beneficial owner of 16,776,644 shares of the Company’s common stock (the “Shares”), has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2024. The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement currently in place between the Company and Mr. Folkson, which runs through February 4, 2023.

The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company common stock at an exercise price of $.30 per share (the “Warrants”). The Warrants carry a twelve-month term and a cashless provision and will expire if not exercised within the twelve month term.

Forbearance and Exchange Agreement

On February 4, 2023, the Company entered into a Forbearance and Exchange Agreement (the “Forbearance Agreement”) with Puritan Partners LLC, a New York limited liability company (“Puritan Partners”), and Verition Multi-Strategy Master Fund Ltd. (“Verition,” and collectively with Puritan Partners, the “Holders”).

As previously disclosed by the Company, (a) on December 10, 2021, the Company entered into (i) that Securities Purchase Agreement, dated as of December 10, 2021, as amended (the “Securities Purchase Agreement”), with Puritan Partners and Verition and (ii) the Notes (as defined in the Securities Purchase Agreement, and as amended), (b) pursuant to the applicable Note, among other things, the Company was required to pay to the Holders on December 10, 2022, as extended to December 29, 2022 (as so extended, the “Maturity Date”), all remaining principal and accrued and unpaid interest on the Maturity Date (the “Owed Amount”) and the failure to so pay the Owed Amount on the Maturity Date is an event of default and (c) on or around September 23, 2022, the Company issued to each Holder a common stock purchase warrant for the purchase of 5,434,783 shares of the Company’s common stock (as amended from time to time, the “Returnable Warrants”).

Pursuant to the Forbearance Agreement as amended, among other things:

●	The Company shall pay to each Holder in cash the sum of $482,250.00 for the full and complete satisfaction of the Notes, which includes all due and owing principal, interest and penalties notwithstanding anything to the contrary in the Notes, as follows: (i) $250,000.00 on or before February 7, 2023; (ii) $50,000.00 on or before February 28, 2023; (iii) $50,000.00 on or before March 31, 2023; (iv) $50,000.00 on or before April 30, 2023; and (v) $82,250.00 on or before May 31, 2023.

●	The Holders shall not convert the Notes so long as an event of default pursuant to the Forbearance Agreement has not occurred.

●	The Company purchased and retired the Returnable Warrants from the Holders, in exchange for the Company issuing to each of the Holders 1,900,000 restricted redeemable shares of the Company’s common stock (the “Exchange Shares”).

●	The Holders agreed not to transfer the Exchange Shares prior to September 24, 2023, subject to certain exceptions, including that the Company shall have the right to redeem all or any portion of the Exchange Shares from each Holder by paying an amount in cash to such Holder equal to $0.1109 per share being redeemed. The Holder’s sale of the Exchange Shares on or after September 24, 2023 is subject to a leak-out until all of the Exchange Shares are sold. In addition, the Holders’ sale of any common stock of the Company owned by them other than the Exchange Shares, shall also be subject to a leak-out during the period ending on the six month anniversary of the date of the Forbearance Agreement.

●	Each Holder agrees to forbear from exercising its rights against the Company under its respective Note until and unless the occurrence of any of the following events: (a) the failure of the Company to make a scheduled payment pursuant to the Forbearance Agreement, subject to a five day right to cure; (b) the failure of the Company to observe, or timely comply with, or perform any other covenant or term contained in the Forbearance Agreement, subject to a ten day right to cure; (c) the Company or any subsidiary of the Company commences bankruptcy and/or any insolvency proceedings; or (d) the delivery of any notice of default by Mast Hill Fund, L.P. (“Mast Hill”) to the Company with respect to indebtedness owed to Mast Hill by the Company.

Mast Hill Loan

On February 5, 2023 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and issued and sold to Mast Hill, a Promissory Note (the “MH Note”) in the principal amount of $619,000.00 (actual amount of purchase price of $526,150.00 plus an original issue discount (“OID”) in the amount of $92,850.00). Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the Company issued (a) common stock purchase warrants (the “First Warrants”), allowing Mast Hill to purchase an aggregate of 6,900,000 shares of the Company’s common stock and (b) common stock purchase warrants (the “Second Warrants”), allowing Mast Hill to purchase an aggregate of 7,000,000 shares of the Company’s common stock.

Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the First Warrants and the Second Warrants, the Company granted piggy-back registration rights to Mast Hill.

The Company paid to J.H. Darbie & Co., Inc. $10,000 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement. The Company is currently determining the fees payable to Spencer Clarke LLC (which may include cash and/or warrants), pursuant to the Company’s existing agreement with Spencer Clarke LLC, in relation to the transactions contemplated by the Purchase Agreement.

The Company intends to use the net proceeds from the sale of the MH Note for required debt service.

The maturity date of the MH Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable.

Mast Hill has the right, at any time on or following the six month anniversary of the Issuance Date, to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into common stock of the Company, at a conversion price of $0.10, subject to customary adjustments as provided in the MH Note for stock dividends and stock splits, rights offerings, pro rata distributions, fundamental transactions and dilutive issuances. In addition, Mast Hill is entitled to deduct $1,750.00 from the conversion amount upon each conversion, to cover Mast Hill’s fees associated with each conversion. Any such conversion is subject to customary conversion limitations set forth in the MH Note so Mast Hill beneficially owns less than 4.99% of the common stock of the Company.

At any time prior to the date that an Event of Default (as defined in the MH Note) occurs under the MH Note, the Company may prepay the outstanding principal amount and interest then due under the MH Note. On any such event, the Company shall make payment to Mast Hill of an amount in cash equal to the sum of (a) 100% multiplied by the principal amount then outstanding plus (b) accrued and unpaid interest on the principal amount to the prepayment date plus (c) $750.00 to reimburse Mast Hill for administrative fees.

In addition, if, at any time prior to the full repayment or full conversion of all amounts owed under the MH Note, the Company receives cash proceeds of more than $800,000 (the “Minimum Threshold”) in the aggregate from any source or series of related or unrelated sources from the issuance of equity (subject to exclusions described in the MH Note), debt or the issuance of securities pursuant to an Equity Line of Credit (as defined in the MH Note) of the Company, Mast Hill shall have the right in its sole discretion to require the Company to apply up to 50% of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding principal amount and interest then due under the MH Note.

The MH Note contains customary Events of Default for transactions similar to the transactions contemplated by the Purchase Agreement and the MH Note, which entitle Mast Hill, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the MH Note, in addition to triggering the conversion rights. Any principal amount or interest on the MH Note which is not paid when due shall bear interest at the rate of the lesser of (i) 16% per annum and (ii) the maximum amount permitted by law from the due date until the same is paid. Upon the occurrence of any Event of Default, Mast Hill shall no longer be required to cancel and extinguish the Second Warrants, the MH Note shall become immediately due and payable, and the Company shall pay to Mast Hill an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 150%, as well as all costs of collection.

The MH Note contains restrictions on the Company’s ability to (a) incur additional indebtedness, (b) make distributions or pay dividends, (c) redeem, repurchase or otherwise acquire its securities, (d) sell its assets outside of the ordinary course, (e) enter into certain affiliate transactions, (f) enter into 3(a)(9) Transactions or 3(a)(10) Transactions (each as defined in the MH Note), or (g) change the nature of its business.

Commencing as of the Issuance Date, and until such time as the MH Note is fully converted or repaid, the Company shall not affect or enter into an agreement to effect any Variable Rate Transaction (as defined in the Purchase Agreement).

The Purchase Agreement contains customary representations and warranties made by each of the Company and Mast Hill. It further grants to Mast Hill certain rights of participation and first refusal, and most-favored nation rights, all as set forth in the Purchase Agreement.

The Company is subject to customary indemnification terms in favor of Mast Hill and its affiliates and certain other parties.

The First Warrants have an initial exercise price of $0.10 per share, subject to customary adjustments (including price-based anti-dilution adjustments), and may be exercised at any time until the five year anniversary of the First Warrants. The First Warrants include a cashless exercise provision as set forth therein. The exercise of the First Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the First Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the First Warrants.

The Second Warrants have an initial exercise price of $0.30 per share, subject to customary adjustments (including price-based anti-dilution adjustments), and may be exercised at any time after February 5, 2024 (if not previously cancelled in accordance with the terms of the MH Note and the Second Warrant) until the five year anniversary of such date. The Second Warrants include a cashless exercise provision as set forth therein. The exercise of the Second Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Second Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Second Warrants.

Sean Folkson Loan

On February 7, 2023, Sean Folkson, the Chairman and CEO of the Company, loaned $40,000 to the Company, which was evidenced by a promissory note (the “Folkson Note”). The maturity date under the Folkson Note is February 7, 2024. The Folkson Note bears interest at a fixed rate of 12.0% per annum, and shall be payable on the maturity date. Notwithstanding the foregoing, the Company shall not make any payment to Mr. Folkson under the Folkson Note, whether of principal or interest, and whether or not on the maturity date when due and payable, unless and until all indebtedness of the Company owed or owing to each of Mast Hill, Puritan Partners and Verition has been repaid in full. The Folkson Note has customary events of default.

The Company intends to use the proceeds from the Folkson Note for working capital.

Share Issuances

●	On January 6, 2023, the Company issued 336,765 shares of its common stock for cashless exercise of 500,000 stock purchase warrants.

●	On January 13, 2023, the Company issued 250,000 shares of its common stock in conjunction with a consulting agreement dated January 13, 2023.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as well as the other information set forth herein.

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

As a result, over 85% of American adults report snacking regularly between dinner and bed, resulting in an estimated 700 million nighttime snack occasions weekly in the US, and an annual spend on night snacks of over $50 billion. Because of our hard-wired evolutionary preferences for calorie-dense choices that increase the odds of short-term survival, the most popular nighttime snacks are ice cream, cookies, chips, and candy. These are all understood to be generally unhealthy. They can also impair sleep quality.

And, because these cravings are biologically hardwired, we believe such significant consumer spend on unhealthy nighttime snacking options will continue. And the actual consumption of unhealthy snacks at night is expected to remain a pattern and a problem for a significant portion of the population. We believe it’s a problem that demands a solution.

In recent years, billions of dollars of consumer spend have shifted to better-for-you versions of consumers’ favorite snacks. But we do not believe any of those products were nutritionally formulated to support better sleep. Nightfood snacks are not only formulated to be better-for-you, but they’re also formulated by sleep experts and nutritionists to provide a better nutritional foundation for quality sleep.

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

Nightfood ice cream has been produced in nine flavors. These are Full Moon Vanilla, Midnight Chocolate, Cold Brew Decaf, After Dinner Mint Chip, Milk & Cookie Dough, Cherry Eclipse, Bed and Breakfast, Cookies n’ Dreams, and Pickles For Two. The Company is currently focused on two of those flavors, Midnight Chocolate and Cookies n’ Dreams, which are the two flavors in national hotel distribution. Pickles for Two has been discontinued, and the other 6 flavors are not scheduled for additional production in the short term. Management anticipates bringing some or all of those flavors back into production in the future, if and when Nightfood ice cream pints are reintroduced into supermarket distribution. Until such time, existing inventory of those flavors will be sold off via Company website, and perhaps future appearances on QVC and other potential outlets.

Nightfood mini-cookies were introduced in September, 2022. Our Prime-Time Chocolate Chip cookies are in limited hotel distribution and available for sale direct-to-consumer on our website. In February 2023, these cookies became available for wholesale purchase through both US Foods Direct and Sysco’s Supplies on the Fly. Two additional flavors of Nightfood mini-cookies, Snoozerdoodle and Date Night Cherry Oat, are expected to be produced in early 2023. Our cookies offer similar nutritional benefits when compared to conventional cookies as our ice cream does when compared to conventional ice cream. Nightfood cookies feature less sugar, less fat, fewer calories, more protein, more prebiotic fiber, and contain added inositol and vitamin B6.

On December 12, 2022, the Company announced two corporate-level partnership tests for a single-serve 25-gram Nightfood Prime-Time Chocolate Chip cookie. One test is with a national hotel chain, and the other is with an international airline.

On February 21, 2023, The Company signed a vendor agreement with the parent company of the testing hotel chain. The hotel test is expected to begin on or before March 14, 2023. This test is scheduled to last 30 days. If the test is successful, the hotel chain intends to make Nightfood cookies an amenity gifted to guests at check-in. The initiation of such a program would likely be the revenue and profit contribution equivalent of Nightfood snacks securing retail distribution in thousands of hotel lobby shops.

The airline test is currently projected to begin on or about March 31, 2023, and is expected to last approximately 45 days. We expect both tests to execute according to the schedules presented and be successful. However, either or both of these tests could get delayed, extended, or cancelled, and either or both may be declared a failure by our testing partners.

Sleep-friendly versions of additional popular nighttime snack formats are anticipated to be introduced in 2023 and beyond, subject to available funds and interest from our hotel partners and customers. Our development roadmap includes chips, single-serve ice cream novelties, candy, and more. We believe hotels can benefit from having sleep-friendly snacks available in their lobby shops in multiple formats, so that, whatever snack format a guest might be in the mood for on any given night, there would be a sleep-friendly version available for them, alongside the traditional legacy brands such as Haagen Dazs and Chips Ahoy.

Each new Nightfood snack format would be expected to deliver sleep-friendly snacking in a way that is appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips but would be expected to be more sleep-friendly in other ways.

The Competitive Landscape

The nutritional/snack food business is highly competitive and includes such participants as companies like Mondelez, Nestle S.A., Hershey’s, Hormel, Kraft/Heinz, Kellogg’s, Ferrero, Campbell Soup Company, Utz, General Mills, Mars, Post Holdings, The Simply Good Foods Company, Wells Enterprises, Froneri, Unilever, Hostess, PepsiCo, and more. Many of these competitors have well-established names and products.

In 2019, Nestle announced interest in the nighttime snacking space with the introduction of a candy-type product called GoodNight. In 2020, Pepsi announced the launch of a “relaxation” drink called Driftwell. In January 2023, Post Holdings introduced a cereal called Sweet Dreams. On the Post website, it indicates that Sweet Dreams is “part of a healthy sleep routine” and includes a “nighttime herbal blend”. In 2021, Unilever announced they had initiated a year-long research study to identify how nutrition could be used to improve sleep, through impact on the gut microbiome. In September 2021, the Chief Medical Officer of Pepsi stated that Pepsi researchers were examining how foods and beverages affect neurochemical pathways, and that the company was interested in how this research could be used to impact sleep.

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

Management speculates that full-scale entry into our category by one of the global players would significantly benefit our Company by advancing the growth of the category while also significantly increasing the strategic value of our brand and distribution partnerships to the other global competitors. Such entrance into our category by a global competitor would likely force the other global snack players to enter the space, perhaps sooner than they’re prepared for. We believe that such a hypothetical situation would likely result in one or more suitors looking to acquire the Nightfood brand to allow them to better and more quickly compete in this potentially pivotal consumer category.

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

We believe the very nature of the hotel lobby shops, with small retail footprint and limited selection, will afford Nightfood a protected position in that high-margin vertical during the formative years of our category. Furthermore, management believes widespread hotel rollout of Nightfood snacks will serve to validate the concept of sleep-friendly nutrition and night snacks in the minds of consumers, potentially accelerating the adoption of the Nightfood brand in additional relevant retail verticals.

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

Management is working directly with three of those five companies to establish expansion and/or introduction of Nightfood snacks. Two of those companies have executed corporate-level tests of Nightfood ice cream sales in some of their hotel locations, and both have declared those tests successful. Management expects corporate-level commitment to the introduction of sleep-friendly snacks from these and other major hotel chains, despite experiencing delays in scaling distribution related to changes in hotel personnel, priorities, and timelines.

Hotel lobby shops continue to evolve in terms of size, product assortment, and increased emphasis from hotel brands as a source of revenue and customer service and satisfaction.

Management believes hotels have an obligation to support wellness and better sleep for their guests at every touchpoint. Unfortunately, the most popular snacks in hotel lobby shops tend to be both unhealthy, and disruptive to sleep quality.

With focus on sleep and wellness trending powerfully within the hospitality vertical, Management believes sleep-friendly nighttime snacks will soon become standard within the hotel industry, and that Nightfood will remain the leading brand as the category matures.

As a result of our decision to focus on highly relevant and higher-margin hotel distribution, we have temporarily shifted our focus away from traditional supermarket distribution. While it is likely that Nightfood pints can still be found on shelves in certain supermarkets, we have no supermarket distribution relationships that we would consider active currently. Management expects widespread hotel distribution to generate significant incremental sales with higher gross and net margins than the supermarket vertical, where slotting, advertising, and trade promotion expenses make profitability more difficult to attain. More importantly, we believe hotels are where our brand can thrive, even against the most popular legacy brands in snacking.

Hotel Distribution

In May, 2022, one of the five global hotel companies mentioned in this section launched Nightfood ice cream into one of their hotel chains, an extended-stay hotel brand which contains approximately 500 properties in the United States. To date, our pints have been placed in approximately 300 – 350 of those properties, with more of the properties adding our ice cream over time.

In September, 2022, as a result of successful sales results observed in that first hotel chain, that company notified Management that Nightfood pints would begin to be introduced in two of their additional chains, comprising over 3,000 additional properties. That introduction was expected to begin in October, 2022. Subsequent internal restructuring at the hotel company resulted in delays and modifications to that plan which are being worked on currently. Management is actively working with the new decision-makers with our goal of establishing Nightfood distribution across multiple hotel chains, including the two aforementioned chains, and other national chains within that company.

Nightfood has been introduced into approximately 500 hotel lobby shops across the United States. This includes select locations from leading national and international hotel chains such as Holiday Inn Express, Fairfield Inn, Courtyard by Marriott, Hyatt House, Staybridge Suites, Candlewood Suites, Springhill Suites, and more.

Nightfood ice cream is available for hotels to purchase nationally through Vistar, a leading national wholesale distributor serving the hospitality vertical. After a months-long process, in February of 2023, Nightfood cookies secured dropship distribution through US Foods Direct and through Sysco’s Supplies on the Fly. US Foods and Sysco are leading broadline distributors that sell extensively to the hotel industry.

Recent Hotel Sales Data

Impulsify is an industry leader in hotel marketplace intelligence, compiling real-time proprietary retail sales data from millions of hotel retail transactions rung into their point-of-sale solutions. Impulsify data was analyzed for the months of July 2022 through December 2022, across the subset of approximately 30 Impulsify-reporting hotels which sold both Nightfood and Haagen Dazs pints, and no other brands. During that 6-month period, reports showed that Nightfood captured 37.9% of the unit sales while Haagen Dazs captured 62.1%. The average selling price for Nightfood in those hotels was $.28 higher per pint than Haagen Dazs.

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

The Future

Management believes strong sales results in hotels relative to well-established, decades-old national brands will enable Nightfood to secure additional hotel chain brand-level distribution arrangements for our sleep-friendly snacks.

While the dollar value of ice cream pint sales in any individual hotel shop are understood to be modest, Nightfood’s strong relative sales data obtained over recent months, and so quickly after our launch, affirms our belief that sleep-friendly snacks can sell very well alongside legacy snack brands in the high-margin hotel environment.

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

The Company is currently finalizing coordination of two tests of individually-wrapped 25 gram Nightfood Prime-Time Chocolate Chip cookies as an amenity. One test is with an international airline, and the other is with a national hotel chain with several hundred properties in the United States.

On February 21, 2023, The Company signed a vendor agreement with the parent company of the testing hotel chain. The hotel test is expected to begin on or before March 14, 2023. This test is scheduled to last 30 days. If the test is successful, the hotel chain intends to make Nightfood cookies an amenity gifted to guests at check-in. The initiation of such a program would likely be the revenue and profit contribution equivalent of Nightfood snacks securing retail distribution in thousands of hotel lobby shops.

The airline test is currently projected to begin on or about March 31, 2023, and is expected to last approximately 45 days. We expect both tests to execute according to the schedules presented and be successful. However, either or both of these tests could get delayed, extended, or cancelled, and either or both may be declared a failure by our testing partners.

As we add retail and amenity distribution and exposure in additional hotels and chains, we believe such distribution will create added pressure on the rest of the hotel industry to also offer sleep-friendly snacks or risk falling behind in the eyes of wellness-conscious travelers.

We believe that consumers seeing our snacks in some of the most trusted hotel chains in the United States will drive awareness not only of our brand, but of the fact that what one eats before bed can impact sleep quality. We believe broad acceptance of this key consumer insight will help bring the nighttime snacking category to life.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2022 AND 2021.

For the three months ended December 31, 2022 and 2021 we had Gross Sales of $38,424 and $104,463 and Net Revenues (Net Revenues are defined as Gross Sales, less slotting fees, promotions, rebates, coupons and sales discounts, and certain other revenue reductions) of $13,369 and $79,374 respectively and incurred a net operating loss of $677,539 and $478,390 respectively.

	Three Months Ended December 31,
	2022	2021
Gross product sales	$38,424	$104,463
Less:
Slotting fees	$-	$-
Sales discounts, promotions, and other reductions	(25,055)	(25,089)
Net Revenues	$13,369	$79,374

The decrease in Gross Sales relative to the same period in 2021 was largely the result of our strategic pivot away from supermarket distribution to focus exclusively on the higher context and higher margin hotel vertical, where our products can more favorably compete against more established traditional brands.

Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales will be conducted at full wholesale pricing, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the three months ended December 31 2022 and 2021, Cost of Product Sold totaled $41,996 and $88,105, respectively. For the three months ended December 31, 2022, Cost of Product Sold exceeded Net Revenues due to the fact that our freight costs remain significantly elevated on a per-unit basis in the short term due to the fact that most of the orders shipped to our wholesale customers during this period were partial pallets to accommodate our current ramp-up phase. As more points of distribution are added, average order sizes are expected to increase, which is expected to significantly drive down freight costs as a percentage of sales, improving margins and ultimately allowing for profitability.

Selling, General, and Administrative expenses increased from $72,316 in the three months ended December 31, 2021 to $104,292 in the three months ended December 31, 2022 largely due to increases in insurance expense, web services, and fees relating to fundraising activities such as filing fees and transfer agent fees.

For the three months ended December 31, 2022, and 2021, total operating expenses increased to $690,908 from $557,764. This was a direct result of increases to professional fees and Selling, General, and Administrative expenses in the three months ended December 31, 2022, offset by a substantial reduction in advertising and promotion period over period. The increase in professional fees is largely due to fees related to our RegA+ filing and related fundraising efforts along with non-cash expenses related to certain financing provisions including the repricing of certain warrants and a default on certain notes.

For the three months ended December 31, 2022, and 2021, total Other Expenses increased to $3,882,723 from $302,529. The majority of the other expenses category consist of non-cash expenses related to financing events.

For the three months ended December 31, 2022, and 2021 we incurred net losses of $4,560,262 and $780,919 respectively. This increase in net losses is due largely to increases in other expenses (non-cash) related to financing activities.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2022 AND 2021.

For the six months ended December 31, 2022, and 2021 we had Gross Sales of $137,647 and $293,394 and Net Revenues of $93,339 and $193,827, respectively, and incurred operating losses of $1,236,146 and $1,312,065 respectively.

	Six Months Ended December 31,
	2022	2021
Gross product sales	$137,647	$293,394
Less:
Slotting fees	$-	$-
Sales discounts, promotions, and other reductions	(44,308)	(99,567)
Net Revenues	$93,339	$193,827

The decrease in Gross Sales relative to the same period in 2021 was largely the result of our strategic pivot away from supermarket distribution to focus exclusively on the higher context and higher margin hotel vertical, where our products can more favorably compete against more established traditional brands.

Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales will be conducted at full wholesale pricing, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the six months ended December 31, 2022, and 2021, Cost of Product Sold totaled $167,117 and $212,979, respectively. Cost of Product Sold exceeded Net Revenues due to the fact that our freight costs remain significantly elevated on a per-unit basis in the short term due to the fact that most of the orders shipped to our wholesale customers during this period were partial pallets to accommodate our current ramp-up phase. As more points of distribution are added, average order sizes are expected to increase, which is expected to significantly drive down freight costs as a percentage of sales, improving margins and ultimately allowing for profitability.

Selling, General, and Administrative expenses decreased from $344,953 in the six months ended December 31, 2021 to $230,636 in the six months ended December 31, 2022 largely due to decreases in research & development and investor relations.

For the six months ended December 31, 2022, and 2021, total operating expenses decreased to $1,329,485 from $1,505,892. This was a direct result of substantial decreases to Selling, General, and Administrative expenses, and advertising expenses in the six months ended December 31, 2022, offset by a substantial increase in professional fees. The increase in professional fees is largely due to fees related to our RegA+ filing and related fundraising efforts along with non-cash expenses related to certain financing provisions including the repricing of certain warrants and a default on certain notes, and the debt financing which occurred in September 2022.

For the six months ended December 31, 2022 and 2021, total Other Expenses increased to $4,525,226 from $302,529. The majority of the other expenses category consist of non-cash expenses related to financing events.

For the six months ended December 31, 2022, and 2021 we incurred net losses of $5,761,372 and $1,614,594 respectively. This increase in net losses is due largely to increases in non-cash expenses and non-cash professional fees related to our recent financing activities.

Customers

During the six months ended December 31, 2022, the Company had one customer account for approximately 35% of the gross sales, one customer accounted for approximately 26% of gross sales, and one customer accounted for approximately 12% and another customer accounted for approximately 10% of gross sales. During the six months ended December 31, 2021, the Company had one customer account for 26% of the gross sales. One other customer accounted for 18% of the gross sales and two other customers each account for more than 10% of the gross sales.

During the three months ended December 31, 2022, the Company had one customer account for approximately 74% of the gross sales. One other customer accounted for approximately 23% of gross sales.. During the three months ended December 31, 2021, the Company had one customer account for 36% of the gross sales. One other customer accounted for 22% of the gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had cash on hand of $49,008, receivables of $74,421 and inventory value of $453,617.

Our cash on hand is not adequate to satisfy our long-term working capital needs or to satisfy our existing and expected liabilities as they become due. While we continue to believe that our current capitalization structure, combined with ongoing increases in distribution, revenues, and market capitalization, will enable us to successfully secure required financing to continue our growth, we can give no assurances of success in this regard considering the delays experienced in the roll-out of our products in the hotel vertical.

On October 24, 2022, the Company launched a Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) with the intent to raise capital through an equity crowdfunding campaign. We believe this offering, if we successfully raise the maximum amount being offered, will enable us to eliminate all corporate debt and operate the company until significant growth milestones are achieved, perhaps including attaining profitability; however, we believe that as a result of the delays experienced in the roll-out of our products in the hotel vertical, we have not been as successful as we had expected to be with respect to the Regulation A+ offering.

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

Since our inception, we have sustained operating losses. During the three months ended December 31, 2022, we incurred a net loss of $4,560,262 compared to $780,919 for the three months ended December 31, 2021. The majority of our net loss for this current reporting period is related to the way certain financing activities were accounted for, and not related to losses from business operations.

During the six months ended December 31, 2022, net cash used in operating activities was $738,165 compared to net cash used of $1,440,431 for the six months ended December 31, 2021. This decrease is largely due to an increase in accounts payable and the impact of various noncash financing activities for the six months ended December 31, 2022 compared to the prior year.

We did not use any cash in investing activities, during the six months ended December 31, 2022 or December 31, 2022.

During the six months ended December 31, 2021, net cash aggregating $1,193,034 was provided by financing activities, compared to $506,296 for the six months ended December 31, 2022. In the Six months ended December 31, 2021, our financing activities consisted of sales of our Series B Preferred Stock and proceeds from debt financing. In the six months ended December 31, 2022, our financing activities consisted of the issuance of debt in the form of convertible promissory notes and sales of Reg A units for cash, offset by repayments of previously incurred convertible notes.

From our inception in January 2010 through December 31, 2022, we have generated an accumulated deficit of approximately $37,548,495. This is not debt and this is not an amount that needs to be paid out at any point in the future. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for early-stage companies to have significant accumulated deficit, even after turning profitable. Many large, fast growing, and successful companies have reported accumulated deficits in recent years, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, Chobani, and Tesla. In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended December 31, 2022.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2022 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not engaged in any litigation or governmental regulatory proceeding at the present time, and management is unaware of any other claims or complaints that could result in future litigation or proceeding, in any case that would or would be expected to, individually or in the aggregate, have a material adverse effect on us or our business. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

●	During the six months ended December 31, 2022, the Company issued an aggregate of 586,111 shares of its common stock for cashless exercise of 750,000 stock purchase warrants. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

●	During the six months ended December 31, 2022, the Company sold 457,350 units at $0.50 per unit, each unit consisting of 4 shares of common stock and 4 share purchase warrants, for a total of 1,829,400 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $224,615. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

●	During the six months ended December 31, 2022, holders of the B Preferred converted 960 shares of Series B Preferred Stock into 4,800,000 shares of its common stock. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On December 10, 2021 the Company entered into certain agreements including Secured Convertible Promissory Notes (the “Notes”) and Securities Purchase Agreements with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate $1,086,956.52 in proceeds. The Notes, for as long as they are outstanding, are secured by all assets of the Company and its subsidiaries, senior secured guarantees of the subsidiaries of the Company, and pledges of the common stock of all the subsidiaries of the Company. The Notes have provisions allowing for repayment at any time at 115% of the outstanding principal and interest within the first three months, and 120% of the outstanding principal and interest at any time thereafter.  During the six months ended December 31, 2022 the Company made certain repayments, however, the Company was required to pay to the Purchasers on December 10, 2022, as extended to December 29, 2022 (as so extended, the “Maturity Date”) all remaining principal and accrued and unpaid interest on the Maturity Date (the “Owed Amount”). The Owed Amount was not paid by the Company in accordance with the terms of the Notes during the six months ended December 31, 2022, and the failure to so pay the Owed Amount on the Maturity Date created an event of default. At December 31, 2022, the Owed Principal Amount, including default penalties, totaled $905,767. Subsequent to the December 31, 2022 the Company entered into a forbearance agreement with the Purchasers whereby the Purchasers have agreed to forbear on all rights against the Company provided the Company adheres to the agreed-upon payment schedule to satisfy the notes in full.

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

Nightfood Holdings, Inc.

Dated: February 21, 2023	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)