Form 10-Q
period 2023-03-31
NightFood Holdings, Inc.
filed 2023-05-22
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At May 22, 2023, the issuer had outstanding 120,618,271 shares of common stock.

i

Nightfood Holdings, Inc.

Financial Statements

For the three and nine months ended March 31, 2023 and 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and June 30, 2022	2
Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended March 31, 2023 and 2022	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months and nine months ended March 31, 2023 and 2022	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022	6
Notes to Unaudited Condensed Consolidated Financial Statements	7 - 32

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$26,661	$280,877
Accounts receivable (net of allowance of $0 and $0, respectively)	53,631	93,674
Inventory	395,521	331,531
Other current asset	92,876	137,797
Total current assets	568,689	843,879

Total assets	$568,689	$843,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$533,568	$234,152
Accrued expense - related party	88,676	-
Convertible notes payable - net of discounts	590,614	344,151
Note payable, net of discount	264,500
Total current liabilities	1,477,358	578,303

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock, ($0.001 par value, 1,000,000 shares authorized, and 1,000 issued and outstanding as of March 31, 2023 and June 30, 2021, respectively)	1	1
Series B Preferred Stock, ($0.001 par value, 5,000 shares authorized, and 1,950 and 3,260 issued and outstanding as of March 31, 2023 and June 30, 2022, respectively)	2	3
Common stock, ($0.001 par value, 200,000,000 shares authorized, and 114,050,840 issued and outstanding as of March 31, 2023 and 91,814,484 issued and outstanding as of June 30, 2022, respectively)	114,051	91,814
Additional paid in capital	32,982,728	28,275,216
Deferred compensation	(8,000)	-
Accumulated deficit	(33,997,451)	(28,101,458)
Total Stockholders’ Equity	(908,669)	265,576
Total Liabilities and Stockholders’ Equity	$568,689	$843,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022

Revenues, net of slotting and promotion	$10,605	$127,173	$103,944	$321,000

Operating expenses
Cost of product sold	58,474	146,766	225,591	359,745
Advertising and promotional	38,960	218,820	129,295	684,611
Selling, general and administrative expense	155,075	36,193	385,711	381,146
Professional fees	(96,850)	58,867	744,547	541,036
Total operating expenses	155,659	460,646	1,485,144	1,966,538

Loss from operations	145,054	333,473	1,381,200	1,645,538

Other (income) and expenses
Interest expense – debt	40,758	21,661	98,086	26,570
Interest expense – financing cost	(1,696,970)	-	1,813,940	270,210
Amortization of debt discount	132,805	-	1,162,257	90,852
(Gain) loss on debt extinguishment	392,459	78,634	319,995	-
Other expense- non cash	-	-	-	15,192
Total other (income) expense	(1,130,948)	100,295	3,394,278	402,824

Provision for income tax	-	-	-	-

Net Income (Loss)	985,893	(433,768)	(4,775,478)	(2,048,362)

Deemed dividend on Series B Preferred Stock	(2,565,151)	-	1,120,514	358,657
Net loss attributable to common shareholders	3,551,044	(433,768)	(5,895,993)	(2,407,019)

Basic and diluted net loss per common share	$0.03	$(0.00)	$(0.06)	$(0.03)

Weighted average shares of capital outstanding – basic and diluted	105,672,769	89,725,839	98,556,215	90,899,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended March 31, 2023, and 2022

	Common Stock		Preferred Stock A		Preferred Stock B		Additional Paid in	Deferred	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Compensation	Deficit	Equity
Balance, June 30, 2022	91,814,484	$91,814	1,000	$1	3,260	$3	$28,275,216	$-	$(28,101,458)	$265,576

Common stock issued for services	100,000	100					19,910			20,010
Common stock from conversion	4,050,000	4,050			(810)	(1)	(4,049)			-
Discount on issuance of convertible notes							290,070			290,070
Warrants issued and dilutive warrant adjustment as financing cost							65,783			65,783
Deemed dividends associated with related dilutive warrant adjustments							345,462		(345,462)	-
Warrants dilutive adjustment as consulting fees							108,126			108,126
Net loss									(1,201,110)	(1,201,110)
Balance, September 30, 2022	95,964,484	$95,964	1,000	$1	2,450	$2	$29,100,518	$-	$(29,648,030)	$(451,545)
Common stock from conversion	750,000	750			(150)		(750)			-
Warrants exercise cashless	586,111	586					(586)			-
Units issued under Regulation A offering	1,829,400	1,830					222,785			224,615
Common stock issued for services	182,859	183					31,817	(16,000)		16,000
Common stock issued as financing cost	500,000	500					59,500			60,000
Vested warrants for services							5,250			5,250
Warrants dilutive adjustment as consulting fees							305,829			305,829
Warrants issued and dilutive warrant adjustment as financing cost							1,220,790			1,220,790
Deemed dividends associated with related dilutive warrant adjustments							3,340,203		(3,340,203)	-
Net loss									(4,560,262)	(4,560,262)
Balance, December 31, 2022	99,812,854	$99,813	1,000	$1	2,300	$2	$34,285,356	$(16,000)	$(37,548,495)	$(3,179,323)
Stock based compensation								8,000		8,000
Vested warrants for services							7,425			7,425
Common stock from conversion	1,750,000	1,750			(350)		(1,750)			-
Units issued under Regulation A offering	42,400	42					5,072			5,114
Warrants exercise in cash	3,000,000	3,000					135,566			138,566
Warrants exercise cashless	2,645,586	2,646					(2,646)			-
Common stock issued for services	250,000	250					24,850			25,100
Common stock issued under Forbearance and Exchange Agreement	3,800,000	3,800					338,200			342,000
Warrants exchange to common stock	2,750,000	2,750					(2,750)			-
Discount on issuance of convertible notes							765,127			765,127
Warrants issued as financing cost associated with convertible notes							239,970			239,970
Warrants issued as financing cost under common stock purchase warrant							231,430			231,430
Warrants dilutive adjustment as consulting fees							(250,936)			(250,936)
Warrants issued and dilutive warrant adjustment as financing cost							(227,036)			(227,036)
Deemed dividends associated with related dilutive warrant adjustments							(2,565,151)		2,565,151	-
Net loss									985,893	985,893
Balance, March 31, 2023	114,050,840	$114,051	1,000	$1	1,950	$2	$32,982,728	$(8,000)	$(33,997,451)	$(908,669)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2021	80,707,467	$80,708	1,000	$1	4,665	$5	$26,226,159	$(25,196,871)	$1,110,001
Common stock issued for services	518,519	519					139,481		140,000
Common stock from conversion	3,865,000	3,865			(773)	(1)	(3,864)		-
Preferred B issued from private placement					335	-	335,000		335,000
Preferred B issued from private placement- financing cost							(26,800)		(26,800)
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Net loss								(833,675)	(833,675)
Balance, September 30, 2021	85,090,986	85,091	1,000	1	4,227	4	26,959,911	(26,320,481)	724,526
Common stock issued for services	50,500	50					15,718		15,768
Common stock from conversion	1,960,000	1,960			(392)	-	(1,960)		-
Unissued shares previously allocated for services	(41,308)	(41)					41
Discount on issuance of convertible notes							931,272		931,272
Warrants issued as financing cost							170,210		170,210
Deemed dividends associated with warrants related dilutive adjustments							68,722	(68,722)	-
Net loss								(780,919)	(780,919)
Balance, December 31, 2021	87,060,178	87,060	1,000	1	3,835	4	28,143,914	(27,170,122)	1,060,857
Common stock from conversion	2,125,000	2,125			(425)	(1)	(2,124)		-
Issuance of warrants							33,067		33,067
Common stock issued for services	146,980	147					35,108		35,255
Exercise of warrants	1,600,000	1,600					14,400		16,000
Net loss								(433,768)	(433,768)
Balance, March 31, 2022	90,932,158	$90,932	1,000	$1	3,410	$3	$28,224,365	$(27,603,890)	$711,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31, 2023	Nine months ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,775,478)	$(2,048,362)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	12,675	33,067
Warrants issued for financing cost	482,500	170,210
Stock issued for services	69,110	191,023
Sock issued for financing cost	60,000	-
Amortization of debt discount	1,162,257	90,852
Deferred financing cost and debt issuance cost	-	100,000
Loss on extinguishment of debt upon notes conversion	319,995	-
Financing cost due to conversion price changes	853,053	-
Consulting fee due to conversion price changes	163,019
Financing cost due to default	229,468
Non cash expenses		15,167
Change in operating assets and liabilities
Change in accounts receivable	40,043	24,476
Change in inventory	(63,990)	95,947
Change in other current assets	44,921	(122,291)
Change in accounts payable	358,128	(278,965)
Change in related party payable	48,676	-
Net cash used in operating activities	(995,623)	(1,728,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Preferred Stock	-	308,200
Proceeds from issuance of units under Reg A	229,719	-
Proceeds from exercise of warrants	138,566	16,000
Proceeds from the issuance of debt-net	1,443,750	884,834
Repayment on convertible note	(1,110,628)	-
Proceeds from related party	40,000	-
Net cash provided by financing activities	741,407	1,209,034

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(254,216)	(519,842)

Cash and cash equivalents, beginning of period	280,877	1,041,899
Cash and cash equivalents, end of period	$26,661	$522,057

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$39,452	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Common stock issued for preferred stock conversion	$6,550	$7,950
Deemed dividend associated with preferred stock B and warrants dilutive adjustment	$1,055,197	$931,272
Debt and warrants discount accounted on convertible notes	$-	$931,272

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

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2023 and 2022, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

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

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $38,960 and $218,820 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded advertising costs of $ 129,295 and $684,611 for the nine months ended March 31, 2023 and 2022, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers. All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

●	The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

●	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

●	Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

●	If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

●	Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:

a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.

b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”

●	Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

●	The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers.

Concentration of Credit Risk

●

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2023 and June 30, 2022, the Company did not have any uninsured cash deposits.

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

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.14364 per share through March 31, 2023. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of March 31, 2023.

Based on the guidance in ASC 470-20-20, on issuance date the Company determined that a BCF existed, as the effective conversion price for the B Preferred at issuance was less than the fair value of the common stock which the shares of B Preferred are convertible into. A BCF feature based on the intrinsic value of the date of issuances for the B Preferred was approximately $4.4 million.

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

Customer Concentration

●

During the nine months ended March 31, 2023, the Company had one customer account for approximately 34% of the gross sales. One other customer accounted for approximately 31% of gross sales, and two other customers accounted for between 10 and 12% of gross sales. During the nine months ended March 31, 2022, the Company had one customer account for approximately 30% of the gross sales. One other customer accounted for approximately 23% of gross sales, and two other customers accounted for between 10 and 15% of gross sales.

During the three months ended March 31, 2023, the Company had one customer account for approximately 94% of the gross sales. During the three months ended March 31, 2022, the Company had one customer account for approximately 44% of the gross sales and another customer account for approximately 36% of gross sales.

Vendor Concentration

●

During the three-month period ended March 31, 2023, no vendors accounted for more than 15% of the Company’s operating expenses. During the nine-month period ended March 31, 2023, no vendor accounted for more than 19% of the Company’s operating expenses.

During the three-month period ended March 31, 2022, no vendors accounted for more than 9% of the Company’s operating expenses. During the nine-month period ended March 31, 2022 no vendor accounted for more than 9% of the Company’s operating expenses.

Receivables Concentration

●	As of March 31, 2023, the Company had receivables due from eight customers. One of which accounted for 73% of the total balance, one of which accounted for 9% of the total balance and one of which accounted for 7% of the total balance. As of June 30, 2022, the Company had receivables due from six customers, one of which accounted for over 59% of the outstanding balance. One of the remaining five accounted for 13.5% of the outstanding balance and one accounted for 11% of the outstanding balance.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three and nine months ended March 31, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The adoption of this guidance does not materially impact our financial statements and related disclosures.

●	The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended March 31, 2023, the Company had an operating and net loss of $4,775,478 and cash flow used in operations of $995,623 and an accumulated deficit of $33,997,451.

●

The Company has limited available cash resources and it does not believe its cash on hand will be adequate to satisfy its ongoing working capital and growth needs throughout Fiscal Year 2023.

The Company is continuing to seek to raise capital through the sales of its common stock, including pursuant to its Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) of units consisting of common stock and warrants, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue.

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

●

The Company has experienced no major issues with supply chain or logistics. Order processing function has been normal to date, and its manufacturers have assured the Company that their operations are “business as usual” as of the time of this filing.

4. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for March 31, 2023 and June 30, 2022, respectively.

5. Inventories

●	Inventory consists of the following at March 31, 2023 and June 30, 2022:

	As of	As of
	March 31, 2023	June 30, 2022
Inventory: Finished Goods	$186,210	$165,470
Inventory: Ingredients	$114,018	$82,625
Inventory: Packaging	$93,825	$83,436
Inventory: Allowance for Unsaleable Invent	$1,468	$-
Total Inventory	$395,521	$331,531

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6. Other current assets

●	Other current assets consist of the following vendor deposits at March 31, 2023 and June 30, 2022.

	March 31, 2023	June 30, 2022
Other Current Assets
Deposits	$92,876	$137,797
TOTAL	$92,876	$137,797

7. Other Current Liabilities

Other current liabilities consist of the following at March 31, 2023 and June 30, 2022:

	March 31, 2023	June 30, 2022
Other Current Liabilities
Accrued Consulting Fees (related party)	$88,676	$3,000
TOTAL	$88,676	$3,000

8. Debt

●	Convertible Notes Payable consist of the following at March 31, 2022,

Convertible Notes Issued on December 10, 2021

On December 10, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate of: (i) $1,086,956.52 in principal amount of Original Issue Discount Senior Secured Convertible Notes (the “Notes”) for $1,000,000 (representing a 8% original issue discount) (“Purchase Price”) and (ii) warrants to purchase up to 4,000,000 shares of the Company’s common stock (the “Warrants”) in a private placement (the “Offering”). Each Note featured an 8% original issue discount, resulting in net proceeds to the Company of $500,000 for each of the two Notes. The Notes had a maturity of December 10, 2022, an interest rate of 8% per annum, and were initially convertible at a fixed price of $0.25 per share, with provisions for conversions at a fixed price of $0.20 per share should the closing trading price of our common stock be below $0.20 per share after June 10, 2022. The conversion price is also subject to further price adjustments in the event of (i) stock splits and dividends, (ii) subsequent rights offerings, (iii) pro-rata distributions, and (iv) certain fundamental transactions, including but not limited to the sale of the Company, business combinations, and reorganizations (v) in the event that the Company issues or sells any additional shares of Common Stock or Common Stock Equivalents at a price per share less than the Exercise Price then in effect or without consideration then the Exercise Price upon each such issuance shall be reduced to the Dilutive Issuance Price. These Notes, for as long as they are outstanding, are secured by all assets of the Company and its subsidiaries, senior secured guarantees of the subsidiaries of the Company, and pledges of the common stock of all the subsidiaries of the Company. The Notes have provisions allowing for repayment at any time at 115% of the outstanding principal and interest within the first three months, and 120% of the outstanding principal and interest at any time thereafter.

The Warrants were initially exercisable at $0.25 per share and, are subject to cashless exercise after six months if the shares underlying the Warrants are not subject to an effective resale registration statement. The Warrants are also subject to customary adjustments, including price protections.

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

On or around September 23, 2022, as a result of certain new financing agreements entered into by the Company, as consideration to the Holders, the Company issued to each Holder a common stock purchase warrant for the purchase of 5,434,783 shares of the Company’s common stock (as amended from time to time, the “Returnable Warrants”, further the Placement Agent received 1,086,957 (Ref below, Mast Hill Loan - Promissory Notes Issued on September 23, 2022). The warrants are subject to customary adjustments (including price-based anti-dilution adjustments) and may be exercised on a cashless basis.

The Company was required to pay to the Purchasers on December 10, 2022, as extended to December 29, 2022 (as so extended, the “Maturity Date”) all remaining principal and accrued and unpaid interest on the Maturity Date (the “Owed Amount”) and the failure to so pay the Owed Amount on the Maturity Date is an event of default. The Owed Amount was not paid by the Company in accordance with the terms of the Notes. Subsequent to December 31, 2022 the Company entered into a forbearance agreement with the Purchasers as set out below.

Forbearance and Exchange Agreement

On February 4, 2023, the Company entered into a Forbearance and Exchange Agreement (the “Forbearance Agreement”) with the Purchasers.

Pursuant to the Forbearance Agreement as amended, among other things:

●

The Company shall pay to each Purchaser in cash the sum of $482,250.00 for the full and complete satisfaction of the Notes, which includes all due and owing principal, interest and penalties notwithstanding anything to the contrary in the Notes, as follows: (i) $250,000.00 on or before February 7, 2023; (ii) $50,000.00 on or before February 28, 2023; (iii) $50,000.00 on or before March 31, 2023; (iv) $50,000.00 on or before April 30, 2023; and (v) $82,250.00 on or before May 31, 2023.

●	The Purchasers shall not convert the Notes so long as an event of default pursuant to the Forbearance Agreement has not occurred.

●

The Company purchased and retired the Returnable Warrants from the Purchasers, in exchange for the Company issuing to each of the Holders 1,900,000 restricted redeemable shares of the Company’s common stock (the “Exchange Shares”).

●

The Purchasers agreed not to transfer the Exchange Shares prior to September 24, 2023, subject to certain exceptions, including that the Company shall have the right to redeem all or any portion of the Exchange Shares from each Purchaser by paying an amount in cash to such Purchaser equal to $0.1109 per share being redeemed. The Purchaser’s sale of the Exchange Shares on or after September 24, 2023, is subject to a leak-out until all of the Exchange Shares are sold. In addition, the Purchaser’s sale of any common stock of the Company owned by them other than the Exchange Shares, shall also be subject to a leak-out during the period ending on the six-month anniversary of the date of the Forbearance Agreement.

●

Each Purchaser agrees to forbear from exercising its rights against the Company under its respective Note until and unless the occurrence of any of the following events: (a) the failure of the Company to make a scheduled payment pursuant to the Forbearance Agreement, subject to a five day right to cure; (b) the failure of the Company to observe, or timely comply with, or perform any other covenant or term contained in the Forbearance Agreement, subject to a ten day right to cure; (c) the Company or any subsidiary of the Company commences bankruptcy and/or any insolvency proceedings; or (d) the delivery of any notice of default by Mast Hill Fund, L.P. (“Mast Hill”) to the Company with respect to indebtedness owed to Mast Hill by the Company.

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of March 31, 2023:

	Principal ($)	Stock-settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(362,319)			(362,319)
Gain on extinguish of portion of principal		(72,464)		(72,464)
Amortization of debt discount			960,197	960,197
Penalty	181,159			181,159
Conversion price change		1,843,475		1,843,475
Balance at December 31, 2022	905,797	1,988,402	-	2,894,199
Under forbearance Agreement:	58,703	(1,988,402)		(1,929,699)
Cash repayment	(700,000)			(700,000)
Balance at March 31, 2023	264,500	-	-	264,500

Below is a reconciliation of the extinguishment of debt relative to the exchange of Returnable Warrants for shares of common stock by the holders:

3,800,000 shares of common stock issued and exchanged for 10,869,566 returnable warrants	$342,000
Loss on conversion price change in December 31, 2022	1,051,801
Stock settled debt	(1,988,402)
Financing charges due to returnable warrants issued	987,060
Accrued interest payable including penalty	58,703
Loss on extinguishment	$392,459

Amortization expense for the three months ended March 31, 2023 and 2022, totaled $0 and $78,634, respectively.

Amortization expense for the nine months ended March 31, 2023 and 2022, totaled $960,197 and $90,852, respectively.

As of March 31, 2023 and June 30, 2022, the unamortized portion of debt discount was $0 and $960,197, respectively.

Interest expense for the three months ended March 31, 2023 and 2022, totaled $19,251 and $21,661, respectively.

Interest expense for the nine months ended March 31, 2023 and 2022, totaled $58,703 and $26,570, respectively.

During the nine months ended March 31, 2023, the Company paid $39,452 to accrued interest.

Mast Hill Loan

(a)	Promissory Notes Issued on September 23, 2022

On September 23, 2022, the Company entered into a Securities Purchase Agreement and issued and sold to an institutional investor, a Promissory Note (the “Promissory Note”) in the principal sum of $700,000.00, which amount is the $644,000 actual amount of the purchase price plus an original issue discount in the amount of $56,000. In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 2,800,000 shares of common stock at an exercise price of $0.225, as well as returnable warrants, which may only be exercised in the event that the Company were to default on certain debt obligations, to purchase 7,000,000 shares of common stock at an exercise price of $0.30, in each case subject to adjustment. The Promissory Note may be converted into Company common stock in the event of an event of default under the Promissory Note by the Company.

As a result of the transaction, the Purchasers triggered their “most favored nation” clause which resulted in the Company entering into an MFN Amendment Agreement (the “MFN Agreement”) with the Purchasers (ref: Convertible Notes Issued on December 10, 2021 above) pursuant to which the Purchasers exercised their options under the most-favored nation terms contained in their existing transaction documents with the Company. Pursuant to the MFN Agreement, among other things, (a) the Company issued to each of the Purchasers 5,434,783 5-year Returnable Warrants which may only be exercised in the event that the Company were to default on certain debt obligations at an initial Exercise Price per share of $0.30, (b) the events of default set forth in the Notes were amended to include certain of the Events of Default reflected in the Promissory Note, (c) the conversion price of the Notes was amended so that upon an event of default, the conversion price equaled $0.10, subject to adjustment, (d) the Purchasers are entitled to deduct $1,750 from conversions to cover associated fees, and $750.00 shall be added to each prepayment to reimburse the Purchasers for administrative fees and (e) the definition of Exempt Issuance in the note was modified to remove certain clauses of the definition.

The Company paid to J.H. Darbie & Co., Inc. $32,200 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 119,260 shares of common stock at $0.27, subject to adjustment. The Company paid to Spencer Clarke LLC cash fees of $35,000 plus 500,000 shares of common stock.

The proceeds received by the Company from the Offering, net of the original issue discount, fees and costs including legal fees of $7,000 and commission fees of $32,200 were $604,800.

(b)	Promissory Notes Issued on February 5, 2023

Defined terms used under this Subsection heading are specific to this Subsection.

On February 5, 2023 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and issued and sold to Mast Hill, a Promissory Note (the “MH Note”) in the principal amount of $619,000.00 (actual amount of purchase price of $526,150.00 plus an original issue discount (“OID”) in the amount of $92,850.00). Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the Company issued (a) common stock purchase warrants (the “First Warrants”), allowing Mast Hill to purchase an aggregate of 6,900,000 shares of the Company’s common stock and (b) common stock purchase warrants (the “Second Warrants”), allowing Mast Hill to purchase an aggregate of 7,000,000 shares of the Company’s common stock. The Second Warrants shall, without any further action by either party thereto, be cancelled and extinguished in its entirety if the MH Note is fully repaid and satisfied on or prior to the Maturity Date, subject further to the terms and conditions of the MH Note.

Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the First Warrants and the Second Warrants, the Company granted piggy-back registration rights to Mast Hill.

The Company paid to J.H. Darbie & Co., Inc. $10,000 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 219,230 shares of common stock at $0.12, subject to adjustment. The Company paid to Spencer Clarke LLC cash fees of $52,615 plus warrants to purchase 619,000 shares of common stock at $0.10, warrants to purchase 690,000 shares of common stock at $0.10, and warrants to purchase 700,000 shares of common stock at $0.30, in each case subject to adjustment.

The Company used the net proceeds from the sale of the MH Note for required debt service.

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

The First Warrants have an initial exercise price of $0.10 per share, subject to customary adjustments (including price-based anti-dilution adjustments) and may be exercised at any time until the five year anniversary of the First Warrants. The First Warrants include a cashless exercise provision as set forth therein. The exercise of the First Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the First Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the First Warrants.

The Second Warrants have an initial exercise price of $0.30 per share, subject to customary adjustments (including price-based anti-dilution adjustments) and may be exercised at any time after February 28, 2024 (if not previously cancelled in accordance with the terms of the MH Note and the Second Warrant) until the five year anniversary of such date. The Second Warrants include a cashless exercise provision as set forth therein. The exercise of the Second Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Second Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Second Warrants.

The Company evaluated all of the associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

The Company first allocated the cash proceeds to the warrants, secondly, the proceeds were allocated to the present value of principal.

(c)	Promissory Notes Issued on February 28, 2023

Defined terms used under this Subsection heading are specific to this Subsection.

On February 28, 2023 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and issued and sold to Mast Hill, a Promissory Note (the “MH Note”) in the principal amount of $169,941,18 (actual amount of purchase price of $136,800.00 plus an original issue discount (“OID”) in the amount of $24,141.18). Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the Company issued (a) common stock purchase warrants (the “First Warrants”), allowing Mast Hill to purchase an aggregate of 1,790,000 shares of the Company’s common stock and (b) common stock purchase warrants (the “Second Warrants”), allowing Mast Hill to purchase an aggregate of 1,820,000 shares of the Company’s common stock. The Second Warrants shall, without any further action by either party thereto, be cancelled and extinguished in its entirety if the MH Note is fully repaid and satisfied on or prior to the Maturity Date, subject further to the terms and conditions of the MH Note.

Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the First Warrants and the Second Warrants, the Company granted piggy-back registration rights to Mast Hill.

The Company paid to J.H. Darbie & Co., Inc. $6,840.00 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $0.12, subject to adjustment. The Company paid to Spencer Clarke LLC warrants to purchase 200,000 shares of common stock at $0.08, warrants to purchase 179,000 shares of common stock at $0.10, and warrants to purchase 182,000 shares of common stock at $0.30, in each case subject to adjustment.

The Company used the net proceeds from the sale of the MH Note for required debt service.

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

The Second Warrants have an initial exercise price of $0.10 per share, subject to customary adjustments (including price-based anti-dilution adjustments), and may be exercised at any time after February 28, 2024 (if not previously cancelled in accordance with the terms of the MH Note and the Second Warrant) until the five year anniversary of such date. The Second Warrants include a cashless exercise provision as set forth therein. The exercise of the Second Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Second Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Second Warrants.

The Company evaluated all of the associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

The Company first allocated the cash proceeds to the warrants, secondly, the proceeds were allocated to the present value of principal.

(d)	Promissory Notes Issued on March 24, 2023

Defined terms used under this Subsection heading are specific to this Subsection.

On March 24, 2023 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and issued and sold to Mast Hill, a Promissory Note (the “MH Note”) in the principal amount of $169,941.18 (actual amount of purchase price of $136,800.00 plus an original issue discount (“OID”) in the amount of $24,141.18). Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the Company issued (a) common stock purchase warrants (the “First Warrants”), allowing Mast Hill to purchase an aggregate of 1,790,000 shares of the Company’s common stock and (b) common stock purchase warrants (the “Second Warrants”), allowing Mast Hill to purchase an aggregate of 1,820,000 shares of the Company’s common stock. The Second Warrants shall, without any further action by either party thereto, be cancelled and extinguished in its entirety if the MH Note is fully repaid and satisfied on or prior to the Maturity Date, subject further to the terms and conditions of the MH Note.

Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the First Warrants and the Second Warrants, the Company granted piggy-back registration rights to Mast Hill.

The Company paid to J.H. Darbie & Co., Inc. $6,840.00 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $0.12, subject to adjustment. The Company paid to Spencer Clarke LLC a cash fee of $13,680 plus warrants to purchase 200,000 shares of common stock at $0.08, warrants to purchase 179,000 shares of common stock at $0.10, and warrants to purchase 182,000 shares of common stock at $.30, in each case subject to adjustment. Such 182,000 warrants, without any further action by either party thereto, may be cancelled and extinguished in its entirety if the MH Note is fully repaid and satisfied on or prior to the Maturity Date, subject further to the terms and conditions of the MH Note.

The Company used the net proceeds from the sale of the MH Note for required debt service.

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

The Second Warrants have an initial exercise price of $0.10 per share, subject to customary adjustments (including price-based anti-dilution adjustments), and may be exercised at any time after February 5, 2024 (if not previously cancelled in accordance with the terms of the MH Note and the Second Warrant) until the five year anniversary of such date. The Second Warrants include a cashless exercise provision as set forth therein. The exercise of the Second Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Second Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Second Warrants.

The Company evaluated all of the associated financial instruments set out above with respect to convertible notes with Mast Hill in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

The Company first allocated the cash proceeds to the warrants, secondly, the proceeds were allocated to the present value of principal.

Below is a reconciliation of the convertible notes payable (including the Promissory Note) as presented on the Company’s balance sheet as of March 31, 2023:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued	1,640,882		1,640,882
Debt discount associated with Promissory notes		(1,252,328)	(1,252,328)
Amortization of debt discount		202,060	202,060
Balance at March 31, 2023	$1,649,882	$(1,050,268)	$590,614

Amortization expense for the three months ended March 31, 2023 and 2022, totaled $132,805 and $0, respectively.

Amortization expense for the nine months ended March 31, 2023 and 2022, totaled $202,060 and $0, respectively.

As of March 31, 2023 and June 30, 2022, the unamortized portion of debt discount was $1,050,268 and $0, respectively.

Interest expense for the three months ended March 31, 2023 and 2022, totaled $22,996 and $0, respectively.

Interest expense for the nine months ended March 31, 2023 and 2022, totaled $38,707 and $0, respectively.

As a result of dilutive issuances during the period the exercise price of all of the aforementioned convertible notes has been reset subsequent to the period to $0.03333. In addition, certain warrants issued to the noteholders, placement agent and J.H. Darbie have been repriced in accordance with their respective terms and conditions.

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

●	The Company had 114,050,840 and 91,814,484 shares of its $0.001 par value common stock issued and outstanding as of March 31, 2023 and June 30, 2022 respectively.

●	The Company had 1,950 and 3,260 shares of its B Preferred issued and outstanding as of March 31, 2023 and June 30, 2022 respectively.

●	During the nine months ended March 31, 2023, the Company issued an aggregate of 532,859 shares of its common stock for services valued at $61,110.

●	During the nine months ended March 31, 2023, the Company issued 500,000 shares of its common stock as financing cost valued at $60,000.

●	During the nine months ended March 31, 2023, the Company issued an aggregate of 3,231,697 shares of its common stock for cashless exercise of 4,050,000 stock purchase warrants.

●

During the nine months ended March 31, 2023, the Company sold 467,950 units at $0.50 per unit, consisting with 1,871,800 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $229,729.

●	During the nine months ended March 31, 2023, the Company issued 3,800,000 shares of its common stock in exchange for the return of 10,869,566 returnable warrants.

●	During the nine months ended March 31, 2023, the Company issued 2,750,000 shares of its common stock in exchange for the return of 2,750,000 stock purchase warrants.

●	During the nine months ended March 31, 2023, holders of the B Preferred converted 1,310 shares of Series B Preferred Stock into 6,550,000 shares of its common stock.

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

The Company had 1,000 and 1,000 shares of the Series A Stock issued and outstanding as of March 31, 2023, and June 30, 2022, respectively.

Series B Preferred Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as B Preferred, each share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with an initial exercise price of $0.30.

During the fiscal years ended June 30, 2023 and 2022, the Company sold 0 and 335 shares of its B Preferred for gross cash proceeds of $0 and $335,000, respectively. These proceeds were used for operating capital. The B Preferred meets the criteria for equity classification and is accounted for as equity transactions. Specifically, among other factors, this qualifies as equity because redemption is not invoked at the option of the holder and the B Preferred does not have to be redeemed on a specified date.

During the nine months ended March 31, 2023, holders of the B Preferred Stock converted 1,310 shares of B Preferred Stock into 6,550,000 shares of its common stock.

The Company had 1,950 and 3,260 shares of its B Preferred Stock issued and outstanding as of March 31, 2023, and June 30, 2022, respectively.

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

During the fiscal year ended June 30, 2022, holders of the Company’s B Preferred converted 1,740 shares of B Preferred into 8,700,000 shares of its common stock, along with 8,700,000 warrants issued to those holders with an adjusted exercise price of $0.14364 as of March 31, 2023 ($0.2919 per share – June 30, 2022).  Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which could increase or decrease the exercise price in in the future.

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

During the nine months ended March 31, 2023, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with Mr. Folkson, issuing warrants at a strike price of $0.30 having a term of one year. The Company valued these warrants using the Black Scholes model utilizing a 103.60% volatility and a risk-free rate of 4.30%.

During the nine months ended March 31, 2023, holders of the Company’s B Preferred converted 1,310 shares of B Preferred into 6,550,00 shares of its common stock, along with 6,550,000 warrants issued to those holders with an adjusted exercise price of $0.14364 as of March 31, 2023. Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which could increase or decrease the exercise price in in the future.

During the nine months ended March 31, 2023, 2,800,000 warrants were issued to the holder of an outstanding promissory note with an initial exercise price of $0.225 per share, 280,000 warrants were concurrently issued to the Placement Agent with an initial exercise price of $0.225, and a further 119,260 warrants were issued to the Placement Agent with initial exercise price of $0.27 per share. The Company valued these warrants using the Black Scholes model utilizing a 122.42% volatility and a risk-free rate of 3.91%. On October 4, 2022, the Company and the Placement Agent entered into an Addendum to amend their Letter of Engagement to cancel compensatory warrants to purchase 280,000 shares of common stock of the Company and to cancel returnable compensatory warrants to purchase 700,000 shares of Common Stock of the Company for a one time cash payment of $35,000 and the issuance of 500,000 shares of Common Stock in full satisfaction of compensation earned.

During the nine months ended March 31, 2023 the Company issued a cumulative 10,480,000 first warrants to the holder of outstanding promissory notes, 10,640,000 second warrants (which warrants are cancelable in full should the notes be repaid in full on or before maturity), 2,949,000 placement agent warrants, 182,000 placement agent warrants (which warrants are cancelable in full should the notes be repaid in full on or before maturity) and 333,230 warrants to JH Darbie. The warrants were issued at initial exercise prices between $0.08 and $0.12 per share and valued on issuance dates with the Black Scholes model utilizing a volatility from 111.36% and 112.33% and a risk-free rate from 3.41% and 4.18%.

During the nine months ended March 31, 2023, the Company issued an aggregate of 3,231,697 shares of its common stock for the cashless exercise of 4,050,000 stock purchase warrants.

During the nine months ended March 31, 2023, the Company entered into a warrant agreement with one of the Company’s Directors for the issuance of 100,000 warrants at a strike price of $0.125 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 121.75% volatility and a risk-free rate of 4.06%.

During the nine months ended March 31, 2023 the Company issued 1,871,800 warrants to various subscribers under its Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) pursuant to which the Company is offering up to 5,000,000 units at a price of $0.50 per unit, each unit consisting of 4 shares of common stock and 4 common stock purchase warrants (“Unit”) for exercise at at a strike price per Share equal to 125% of the price per share of common stock, or $0.15625 per share with a term of 2 years. The Company valued these warrants using the Black Scholes model on each closing date utilizing a volatility between 106.15% and 111.39% and a risk-free rate ranging from 4.21% and 4.61%.

Certain warrants in the below table include dilution protection for the warrant holders, which could cause the exercise price to be adjusted either higher or lower as a result of various financing events and stock transactions.  The result of the warrant exercise price downward adjustment on modification date is treated as a deemed dividend and fully amortized on the transaction date. In addition to the reduction in exercise price, with certain wararnts there is a corresponding increase to the number of warrants to the holder on a prorated basis. Under certain conditions, such as the successful retirement of a convertible note through repayment, it is possible for the exercise price of these warrants to increase and for the number of warrants outstanding to decrease.

The aggregate intrinsic value of the warrants as of March 31, 2023 is $1,713,260. The aggregate intrinsic value of the warrants as of June 30, 2022 was $11,650.

Exercise Price	June 30, 2022	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	March 31, 2023
$0.03333		119,260	42,355,472						42,474,732
$0.0500		300,000							300,000
$0.0800		379,000	(379,000)						-
$0.1000		12,868,000	(12,868,000)						-
$0.1200		333,230	(333,230)						-
$0.1250		3,400,000							3,400,000
$0.1333			1,507,049						1,507,049
$0.1436			29,226,191						29,226,191
$0.1500	500,000						(500,000)		-
$0.1563		1,871,800							1,871,800
$0.2000	2,250,000								2,250,000
$0.2250		2,800,000		(2,800,000)					-
$0.2500	4,878,260		(878,260)	(1,250,000)	(2,750,000)				-
$0.2626	100,000								100,000
$0.2700									-
$0.2919	10,950,000		(9,700,000)	(1,250,000)					-
$0.3000									-
$0.3000	400,000	7,132,000	(6,732,000)				(400,000)		400,000
$0.5000	500,000								500,000
	19,578,260	29,203,290	42,198,222	(5,300,000)	(2,750,000)	-	(900,000)	-	82,029,772

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

On December 29, 2022, upon an event of default as defined under the MFN agreement, 5,434,785 returnable warrants issued to each of the Purchasers under the MFN Agreement, and 1,086,957 returnable warrants issued to the Placement Agent, were triggered and valued using the Black Scholes model with a volatility of 124.14% and a risk-free rate of 3.94% resulting in financing expenses recorded as additional financing costs in the cumulative amount of $1,085,780.  In February, the Company issued 3,800,000 shares of its common stock in exchange for the return of 10,869,566 returnable warrants. The warrants issued to the Placement Agent remained available for exercise.

During the three months ended March 31, 2023, the Company issued a cumulative 10,640,000 returnable warrants to the Purchasers of certain convertible notes and 182,000 returnable warrants to the Placement Agent. Any expense related to such warrants will be recorded in a future reporting period and only in the event the Company defaults on certain debt obligations. These returnable warrants initially valued using the Black Scholes model with a volatility of  between 111.36% and 112.33% and a risk-free rate of between 3.41% and 4.18% resulting in contingent expenses to be recorded as additional financing costs in the cumulative amount of $703,440, which amount will be recorded in a future reporting period, only in the event the Company defaults on certain debt obligations.

11. Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At March 31, 2023 and June 30, 2022 , the Company had no outstanding derivative liabilities.

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	CEO Sean Folkson has a twelve-month consulting agreement which went into effect on January 1, 2022, and continues on a monthly basis, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $0.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $0.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded warrants with a strike price of $0.50 should the Company exceed $500,000 in non-traditional retail channel revenue during the term of the agreement, and should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the term of the Agreement. As of March 31, 2023, those conditions were not met and therefore nothing was accrued related to this arrangement.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

13. Related Party Transactions

●

During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 and $54,000 is reflected in professional fees for the three- and nine-months periods ending March 31, 2023. At March 31, 2023 and June 30, 2022 respectively, Mr. Folkson was owed $21,000 and $0 in unpaid consulting fees which amounts are included on the balance sheets in accrued expenses- related party.

●

On January 20, 2023, the Company entered into the Lock-Up Agreement with Mr. Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson is the direct or indirect owner of 16,776,591 shares of the Company’s common stock (the “Shares”), and Mr. Folkson has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2023. The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement previously in place between the Company and Mr. Folkson, which expired in accordance with its terms on February 4, 2022.

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

●	In addition, the Company has made bonuses available to Mr. Folkson upon the Company hitting certain revenue milestones of $1,000,000 in a quarter, $3,000,000 in a quarter, and $5,000,000 in a quarter. Achieving those milestones would earn Mr. Folkson warrants with a $0.50 and $1.00 strike price which would need to be exercised within 90 days of the respective quarterly or annual filing. As of March 31, 2023, those conditions were not met and therefore nothing was accrued related to this arrangement.

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

The Company intends to use the proceeds from the Folkson Note for working capital.

●	In addition, at March 31, 2023 and 2022, respectively, there was $18,000 and $0 in unpaid directors fees which amounts are included on the balance sheets as accrued expenses- related party.

14. Subsequent Events

Mast Hill Loan April 17, 2023

Defined terms used under this Subsection heading are specific to this Subsection.

On April 17, 2023 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) and issued and sold to Mast Hill, a Promissory Note (the “MH Note”) in the principal amount of $169,941,18 (actual amount of purchase price of $136,800.00 plus an original issue discount (“OID”) in the amount of $24,141.18). Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the Company issued (a) common stock purchase warrants (the “First Warrants”), allowing Mast Hill to purchase an aggregate of 1,790,000 shares of the Company’s common stock and (b) common stock purchase warrants (the “Second Warrants”), allowing Mast Hill to purchase an aggregate of 1,820,000 shares of the Company’s common stock.

Also pursuant to the Purchase Agreement, in connection with the issuance of the MH Note, the First Warrants and the Second Warrants, the Company granted piggy-back registration rights to Mast Hill.

The Company paid to J.H. Darbie & Co., Inc. $6,840.00 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $.12, subject to adjustment. The Company paid to Spencer Clarke LLC a cash fee of $13,680 plus warrants to purchase 200,000 shares of common stock at $.08, 179,000 shares of common stock at $.10, and 182,000 shares of common stock at $.30, in each case subject to adjustment.

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

The Second Warrants have an initial exercise price of $0.10 per share, subject to customary adjustments (including price-based anti-dilution adjustments), and may be exercised at any time after February 5, 2024 (if not previously cancelled in accordance with the terms of the MH Note and the Second Warrant) until the five year anniversary of such date. The Second Warrants include a cashless exercise provision as set forth therein. The exercise of the Second Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Second Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Second Warrants.

Share Issuances

●

Effective as of April 17, 2023 (the “Effective Date”), Nightfood Holdings, Inc. (the “Company”) entered into Warrant Amendment and Exercise Agreements (the “Amendment Agreements”) with certain existing warrantholders of the Company (each, a “Warrantholder” and collectively, the “Warrantholders”). The Warrantholders are registered holders of common stock purchase warrants of the Company issued pursuant to the terms of Series B Preferred Stock of the Company (the “Original Warrants”).

Pursuant to the Amendment Agreements, (a) the Original Warrants were amended to reduce the exercise price thereof to $0.05 per share (the “Adjusted Exercise Price”) and to provide that upon the exercise of the Original Warrants pursuant to the terms and conditions of the Amendment Agreements, upon exercise the Warrantholders shall also receive, pursuant to the terms of the Amendment Agreements, a further five-year common stock purchase warrant (“Exercise Warrant”) to purchase an equal number of shares of common stock, par value $0.001 per share, of the Company, at an initial exercise price per share of $0.125, (b) the Warrantholders agreed to exercise an aggregate of 2,750,000 shares of Common Stock (or pre-funded warrants in substitution thereof) underlying the Original Warrants (“Exercise Shares”) at the Adjusted Exercise Price, or an aggregate of $137,500 and (c) the Warrantholders were granted the option to exercise up to an aggregate of an additional 2,750,000 Exercise Shares at the Adjusted Exercise Price, or an aggregate of up to $137,500, by May 31, 2023. Any remaining shares of Common Stock underlying the Original Warrant not so exercised shall continue to be exercisable in accordance with the terms of the Original Warrant and not pursuant to the Amendment Agreement.

The Company paid to Spencer Clarke LLC $13,750 in cash fees (plus 275,000 warrants at an exercise price of $.05 per share and 275,000 warrants at an exercise price of $.125 per share (the “Warrant Exercise Commission Warrants”)), pursuant to the Company’s existing agreement with Spencer Clarke LLC, in relation to the transactions contemplated by the Amendment Agreements.

The foregoing is a brief description of the Amendment Agreements and the Exercise Warrants, and is qualified in its entirety by reference to the full text of the Amendment Agreements and the Exercise Warrants.

●	On April 13, 2023, a warrantholder exercised 4,023,182 warrants via cashless exercise and was issued 3,317,431 shares of common stock.
●	On May 2, 2023, a debtholder converted $49,995 of principal and interest in exchange for 1,500,000 shares of common stock.

●	On May 18, 2023, the Company entered into an Amendment and Addendum to Letter of Engagement agreement with its banker, Spencer Clarke LLC (“SC”). The agreement allowed for an extension of the Engagement letter between the parties to June 30, 2023. As compensation for this extension, and for certain cash and other compensation SC has agreed to forego during the term of the Engagement Letter for benefit of NGTF, the cash component of which is equal to $479,842, NGTF shall issue to SC 1,000,000 common stock purchase warrants with an exercise price of $.033 and the parties entered into a Warrant and Exchange Agreement. The Warrant and Exchange Agreement allowed for SC to exchange a total of 16,181,392 warrants previously earned as success fee warrants with an adjusted exercise price of $.0747 as of 12/31/22, and subject to further adjustment, for the identical number of warrants with an exercise price which shall be capped at $.0747.

The Company’s management has reviewed all material subsequent events through the date these financial statements were issued in accordance with ASC 855-10.

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

OVERVIEW

What you eat before bed matters.

Nightfood is pioneering the category of sleep-friendly nighttime snacks.

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

As a result, over 85% of American adults report snacking regularly between dinner and bed, resulting in an estimated 700 million nighttime snack occasions weekly in the U.S., and an annual spend on night snacks of over $50 billion. Because of our hard-wired evolutionary preferences for calorie-dense choices that increase the odds of short-term survival, the most popular nighttime snacks are ice cream, cookies, chips, and candy. These are all understood to be generally unhealthy. They can also impair sleep quality.

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

Nightfood has established a highly credentialed Scientific Advisory Board consisting of sleep and nutrition experts to drive product formulation decisions and provide consumer confidence in the brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over fifteen years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Dr. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July, 2018, we completed our Scientific Advisory Board with the addition of Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Dr. Broch also has a master’s degree in human nutrition. This combination allows her to play an important role in the Nightfood snacks. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

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

Nightfood mini-cookies were introduced in September, 2022. Our Prime-Time Chocolate Chip cookies are in limited hotel distribution and available for sale direct-to-consumer on our website. In February 2023, these cookies became available for wholesale purchase through both US Foods Direct and Sysco’s Supplies on the Fly. Two additional flavors of Nightfood mini-cookies, Snoozerdoodle and Date Night Cherry Oat, are expected to be produced in 2023. Our cookies offer similar nutritional benefits when compared to conventional cookies as our ice cream does when compared to conventional ice cream. Nightfood cookies feature less sugar, less fat, fewer calories, more protein, more prebiotic fiber, and contain added inositol and vitamin B6.

On December 12, 2022, the Company announced two corporate-level partnership tests for a single-serve 25-gram Nightfood Prime-Time Chocolate Chip cookie. One test is with an international hotel chain with over 400 locations in the United States. The other test is being conducted as a proof-of-concept test with Nestlé START and CO. and TAP Air Portugal. The data and information collected will be used by Nestlé START and CO. and Nightfood to evaluate consumer attitudes related to nighttime snacking and sleep-friendly nighttime snacks among American and European consumers, and to identify potential opportunities for future international business in partnership with Nestlé.

The hotel test began in March, 2023. Based on the feedback received to date from brand management as well as from local management at several of the hotel locations involved in the pilot, we are expecting the test will be declared a success and for national launch throughout the chain to begin in the coming months. As of the time of this filing, no definitive decision on a national rollout expected to result from a successful test has been communicated to us. The most recent update is that brand management is collecting additional research in advance of presenting the program to the ownership group for final approval. As no definitive decision has been communicated to us, it is possible that the chain could decide not to launch the program either at the scale initially expected, or to launch it at all.

The airline test began in April, 2023. During the test period, TAP flights from Miami to Lisbon are being stocked with Nightfood cookies as a passenger amenity. The individually wrapped 25-gram Nightfood sleep-friendly chocolate chip cookies contain a QR code and web address that passengers can visit to fill out a short survey, including questions about their nighttime snacking behaviors when not traveling. It was anticipated prior to launch that it might be difficult to collect data from a sufficient number of passengers through this method. To be able to gather a larger sample of consumer feedback from a greater percentage of passengers, TAP will begin using the in-flight entertainment system (IFE) on each flight to solicit and collect traveler survey responses. This is being done as part of our partnership with TAP and Nestlé at zero cost to Nightfood other than the minimal cost invested to produce a short, animated video explaining the survey to airline passengers.

Over time, sleep-friendly versions of additional popular nighttime snack formats are anticipated to be developed and introduced into the marketplace subject to available funds and interest from our partners and customers. Our development roadmap includes chips, single-serve ice cream novelties, candy, and more. We believe hotels can benefit from having sleep-friendly snacks available in their lobby shops in multiple formats, so that, whatever snack format a guest might crave on any given night, there would be a sleep-friendly version available for them, alongside the traditional legacy brands such as Haagen Dazs, Pringles, Klondike Bars, M&M’s, ClifBar, and Chips Ahoy.

Each new Nightfood snack format would be expected to deliver sleep-friendly snacking in a way that is appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips but would be expected to be more sleep-friendly in other ways.

The Competitive Landscape

Almost half of all snacking takes place after dinner.

The exact statistics vary from study to study, but all data seem to support consumer spend in the United States of well over $1 billion spent weekly on snacks consumed before bed.

We believe that the nighttime snack occasion and sleep-friendly nighttime snacking will become competitive in the coming years due to the sheer number of snacks consumed before bed along with the mainstream consumer’s desire for better health and better sleep.

A recent Sleep Foundation poll indicated that 93% of American adults snack before bed at least once per week, and that the average adult snacks before bed 3.9 times per week. That equates to over one billion snacks consumed before bed weekly just in the United States with a much larger global opportunity as similar snack habits are seen in most developed nations around the world.

It’s important to note that several global food and beverage companies have publicly shown meaningful interest in addressing the nighttime daypart and in the link between what is consumed at night and sleep quality. In 2019, Nestle introduced a candy-type sleep-aid product called GoodNight. In 2020, Pepsi announced the launch of a “relaxation” drink called Driftwell. In January 2023, Post Holdings introduced a cereal called Sweet Dreams. On the Post website, it indicates that Sweet Dreams is “part of a healthy sleep routine” and includes a “nighttime herbal blend”. In Spain, Nestlé has a product called Nesquik Noche, which is Nesquik powder with sleep-friendly botanicals such as chamomile, lime blossom, and lemon balm.

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

Since 2020, Nightfood has been approached by several multinational food and beverage companies to explore potential partnerships. In March, 2023, we announced the initiation of a proof-of-concept test with Nestlé START and CO. The objective of Nestlé START and CO is to “identify and select startups that want to grow by exploiting synergies and thus create new paths and future businesses in partnership with Nestlé.” There is no guarantee that our relationship with Nestlé will advance beyond this proof-of-concept phase, but we are optimistic that the consumer demand for nighttime snack solutions will be evident and next steps will be explored.

We believe there’s a potential billion-dollar consumer category around the concept of sleep-friendly nighttime snacking. We’re pioneering that category and we believe we can establish and maintain a leadership position.

Nightfood competes based upon the unique characteristics and positioning of our products and we expect to derive significant leverage from being the pioneer and creator of the emerging night snack category. Other companies, including those with greater name recognition than us and greater resources may seek to introduce products that directly compete with our products or to partner with us to gain strategic advantage within the space.

Management speculates that full-scale entry into our category by one of the global players would significantly benefit our Company by advancing the growth of the category while also significantly increasing the strategic value of our brand and existing distribution partnerships to the other global competitors. Such entrance into our category by a global competitor would likely force the other global snack players to enter the space, perhaps sooner than they’re prepared for. We believe that such a hypothetical situation would likely result in one or more suitors looking to acquire the Nightfood brand to allow them to better and more quickly compete in this potentially pivotal consumer category.

Based on the current acquisition climate in the consumer goods space, Management believes that successful growth of the Nightfood snack line would likely bring acquisition offers from potential competitors as quickly as it might actually bring competition on the shelf from those same potential competitors.

Leveraging Hotels

Management believes widespread distribution in the lobby shops of the world’s largest hotel chains and, potentially, as an amenity gifted to guests upon check-in or in rooms will provide the Nightfood brand a unique and powerful competitive advantage within the sleep-friendly nighttime snack category we’re pioneering. In the hotel vertical, the Nightfood brand can be better insulated against potential competition compared to in the supermarket environment. In addition, deep and wide hotel penetration could serve to entrench Nightfood as the leading brand within the category, with a de-facto endorsement by the leading brands in the hotel industry serving as a distinct competitive advantage when competing head-to-head with competitors in other market channels.

Independent point-of-purchase lobby shop sales data from multiple sources reinforces our belief that Nightfood snacks can compete favorably with leading national brands within the context of hotel lobby markets. The Company expects to be able to expand its current hotel distribution based on strong relative unit sales and the overall wellness trend that plays an important role in today’s hospitality industry.

We recently announced a national hotel chain was testing Nightfood cookies as a give-away amenity at check-in. While no definitive decision on the national rollout expected to result from a successful test has been communicated to us as of this filing, we have received feedback directly from local management at a significant number of the testing properties and from brand decision-makers. The most recent update is that brand management is collecting additional research in advance of presenting the program to the ownership group for final approval. It is our expectation that the test will be declared a success and for national launch throughout the chain to begin in the coming months. Again, no definitive decision has been communicated to us, and it is possible that the chain could decide not to launch the program either at the scale initially expected, or to launch it at all.

The testing chain is a division of an international hotel group with over a dozen brands and over 5,000 properties in the United States. If launched as expected, we believe having potentially hundreds of thousands of cookies handed out monthly to travelers in the testing chain would have many benefits, both direct and indirect.

The projections we’ve received indicate that the hotel properties within the chain would combine to purchase hundreds of thousands of cookies a month and deliver six-figures of monthly revenue to Nightfood. Secondary benefits potentially include Nightfood distribution in hotel lobby shops of that chain and in additional hotels under that corporate umbrella, as well as distribution in other chains that are part of other corporate flags.

We also believe it will be extremely beneficial for potentially hundreds of thousands of consumers every month to be introduced to the Nightfood brand through the receipt of a free Nightfood cookie at check-in.

We believe such an arrangement could result in enhanced consumer and investor awareness, an increase in high margin direct to consumer sales with no expenses for customer acquisition, and a significant increase in sales velocities in hotels that sell Nightfood snack products in their markets.

On March 13, 2023, Nightfood announced Sonesta International Hotels corporation would be introducing Nightfood ice cream across multiple hotel brands, including Sonesta Select, Sonesta ES Suites, and Sonesta Simply Suites. These chains represent approximately 160 of the over 1,200 hotels in the Sonesta network, which ranks Sonesta as the eighth largest hotel company in the United States. According to reports received by the Company several weeks ago, Nightfood ice cream had been introduced in approximately 25% of those 160 properties with Sonesta management working to bring that number up to the target of 100%.

On March 16, 2023, we announced we had secured Qualified Vendor Status with Choice Hotels. Choice recently acquired the Radisson hotel chains and is one of the largest lodging franchisors in the world. Under this agreement, Nightfood’s sleep-friendly ice cream, cookies, and future snacks will be promoted to Choice franchisees for inclusion in hotel lobby marketplaces, and, potentially, as guest amenities.

Those two announcements, each of which was approved by the respective company prior to release, were the first instances where Nightfood has been approved to publicly identify major hotel distribution partners by name. We believe that the public announcements of our relationships with these two global hotel companies represents a major milestone for our company that can accelerate our distribution growth.

In the weeks since those announcements, we have entered brand-level discussions with two additional global hotel companies with which we previously had minimal or zero direct interaction. Each of those companies has over 4,000 hotels globally, with the majority in the United States. It is still early in those discussions, but initial feedback and interest is strong and we believe distribution momentum and industry awareness and acceptance will all continue to build.

Our current hotel distribution is small but growing. As we add more hotel points of distribution and more brand-level relationships, we believe hotels not yet carrying Nightfood will be more motivated to add our snacks to keep up with what their competitors are offering guests. Should we be successful in growing our distribution, we believe the hotel industry can reach a tipping point at which time hotels either have sleep-friendly snacks available for guests or risk being viewed as behind the competition as it relates to their snack offerings.

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

DEVELOPMENT PLANS

The Company is focused on building and leading the nighttime snack category by leveraging the expanding distribution of its snack products through hotel lobby marketplaces and as give-away amenities.

There are approximately 56,000 hotels in the United States. The five largest hotel companies account for approximately half of those locations, distributed among dozens of hotel chains. Those are (in alphabetical order) Choice Hotels, Hilton Worldwide, InterContinental Hotels Group, Marriott International, and Wyndham Hotels & Resorts. Other major players include Hyatt, Best Western, and Sonesta.

Because the industry is highly concentrated, there are a small number of decision-makers and potential customers influencing the entire industry.

Management has built relationships and is in discussions with corporate-level and brand-level decision makers for many of these hotel companies. One of the companies launched Nightfood ice cream nationally in one of their extended-stay hotel chains in 2022 resulting in hundreds of points of distribution and national wholesale distribution. Another, Sonesta, moved to establish Nightfood distribution in three of their chains in March 2023. Also in March 2023, Nightfood became a Qualified Vendor of Choice Hotels.

Hotel lobby shops continue to evolve in terms of size, product assortment, and increased emphasis from hotel brand managers as a source of both revenue and customer service and satisfaction. An April 2023 survey conducted by third-party research platform Centiment on behalf of Nightfood and HOTELS Magazine revealed that the hotel lobby shop experience significantly influences travelers’ perception of a hotel brand. It also revealed that travelers are largely disappointed in the snack selections in hotel lobby shops, with 92% agreeing that hotels should have more healthy and better-for-you options for guests.

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

As a result of our decision to focus on highly relevant and higher-margin hotel distribution, we have temporarily shifted our focus away from traditional supermarket distribution. While it is possible that Nightfood pints can still be found on shelves in certain supermarkets, we have no supermarket distribution relationships that we would consider active currently.

Management expects widespread hotel distribution to generate significant sales with higher gross and net margins than the supermarket vertical, where slotting, advertising, and trade promotion expenses make profitability more difficult to attain. Most importantly, we believe hotels are where our brand can thrive, even against the most popular legacy brands in snacking.

Despite experiencing delays in scaling distribution related to changes in personnel, priorities, and timelines at certain chains, our goal is to make sleep-friendly snack availability a hotel industry standard. Management believes significant progress has been made over the last twelve months. We expect to establish corporate-level commitment to the inclusion of sleep-friendly snacks from additional major hotel chains which will drive the industry beyond the tipping point, making sleep-friendly snacks in hotels a hospitality industry standard, and bringing Nightfood to widespread hotel distribution, profitability, and a position of category control.

Hotel Distribution

In May, 2022, a global hotel company launched Nightfood ice cream onto the planogram for one of their hotel chains, an extended-stay hotel brand which contains approximately 500 properties in the United States. To date, approximately 400 of those properties have received one or more shipments of Nightfood.

In September, 2022, as a result of successful sales results observed in that first hotel chain, that company notified Management that Nightfood pints would begin to be introduced in two of their additional chains, comprising over 3,000 additional properties. That introduction was expected to begin in October, 2022. Subsequent internal restructuring at the hotel company resulted in delays and modifications to that plan. There is currently no specific timeline in place for expansion, but Management expects to be able to leverage our relationships and success in the initial chain to establish Nightfood distribution across multiple hotel chains within that corporate umbrella, including the two aforementioned chains, and other national chains within that company as per the original plan presented to us in 2021.

Nightfood has been introduced into approximately 600 hotel lobby shops across the United States. This includes select locations from leading national and international hotel chains such as Holiday Inn Express, Fairfield Inn, Courtyard by Marriott, Hyatt House, Staybridge Suites, Candlewood Suites, Springhill Suites, Sonesta and Choice hotels.

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

Recent Hotel Sales Data

Impulsify is an industry leader in hotel marketplace intelligence, compiling real-time proprietary retail sales data from millions of hotel retail transactions rung into their point-of-sale solutions at approximately 1,000 hotels across the United States. Impulsify data was analyzed for the months of July 2022 through December 2022, across the subset of approximately 30 Impulsify-reporting hotels which sold both Nightfood and Haagen Dazs pints, and no other brands. During that 6-month period, Impulsify confirmed that Nightfood captured 37.9% of the unit sales in those hotels while Haagen Dazs captured 62.1%. The average selling price for Nightfood in those hotels was $.28 higher per pint than Haagen Dazs.

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

During the first six weeks of this test, ads for Nightfood were run in a subsegment of the hotels. Surprisingly, Nightfood had stronger relative sales in the segment of the hotels that did not run ads. For the final three weeks, there were no ads for any of the brands in any of the properties. With all ads removed, Nightfood’s unit sales remained constant while the other brands unit sales decreased. As a result, Nightfood’s share of overall pint sales surged from approximately 40% in the first six weeks to approximately 50% for the final three weeks.

The conclusions drawn from the test were that ads for Nightfood ice cream pints actually lifted sales of the more well-known competitors (which is not uncommon), and that sleep-friendly Nightfood, without ads, was decisively the top-selling pint for the entire test period. As an unknown brand competing against industry-leading legacy brands, Nightfood was able to capture a significant portion of pint volume sales in those hotels. Management believes this is due to Nightfood’s sleep-friendly brand promise and positioning, and the consumer purchase context in the hotel lobby shop where snacks are typically purchased for immediate consumption, unlike supermarkets.

During our initial corporate-level hotel test in early 2021, Nightfood averaged unit sales of 5-6 pints per hotel per week in the testing properties. Those sales numbers were in line with what was observed when Nightfood secured distribution in a handful of hotels in late 2019 prior to COVID.

In August of 2021, we received a multi-chain launch timeline along with demand projections provided by our hotel partner which exceeded the 5-6 pints per property week recorded during the test.

However, the independent 2022 sales data we have access to for over 60 hotels indicates that an average hotel selling pint ice cream sells approximately 4-6 pints per week total (across all ice cream brands) with significant variance from property to property. Capturing 33-50% of that would translate to approximately 1-3 pints sold per hotel property per week.

In the hotel environment, the data indicates that Nightfood competes favorably with much larger and more established brands, such as Haagen Dazs, Baskin Robbins, and Ben & Jerry’s, even with zero promotion beyond our brand packaging. We believe our ability to compete is based on our sleep-friendly brand promise combined with the context of buying snacks in a hotel marketplace (typically shortly before bed and for immediate consumption).

Because of those dynamics, we believe that we can similarly compete in other key snack categories in the hotel lobby shop in addition to ice cream pints, including higher velocity products like cookies, chips, candy, and single-serve ice cream novelties. We believe successful introduction of such other snack formats, if we’re able to attain similar relative unit sales in the range of 33% - 50% of category sales, would result in Nightfood revenues approaching and exceeding $10 per day per property.

The Future

Management believes there are significant trends working in our favor as we work to build a significant and profitable business through hotel lobby shop distribution of our snacks. We believe the hospitality industry is increasingly focused on wellness; Sleep is continuing to gain traction as a critical pillar of health; hotel lobby shops are becoming more prevalent and more evolved, and a growing source of guest delight or frustration.

Next to the regular coffee, hotels will typically have a pot of decaf. Along those lines, we believe lobby shops will evolve to having sleep-friendly snacks next to “regular” snacks. We believe this will be across multiple formats, including ice cream, cookies, chips, candy, nutrition bars, and more.

We believe that such an evolution based on the trends mentioned above, along with our strong sales results in hotels relative to well-established, decades-old national brands, will enable Nightfood to continue to secure additional hotel chain brand-level distribution arrangements for our sleep-friendly ice cream and other sleep-friendly snack formats.

While the dollar value of ice cream pint revenue in any individual hotel shop is understood to be modest, Nightfood’s strong relative sales data, affirms our belief that sleep-friendly snacks can thrive alongside legacy snack brands in the high-margin hotel environment.

Our goal is to continue to add new distribution for our ice cream, cookies, and other snack products in thousands of hotels through relationships we continue to build with some of the largest hotel companies in the world. With multiple products in hotels, including higher-velocity snack formats, we believe revenues of $10 per property per day can be attained.

We continue to evolve what we believe is already a very valuable network and distribution infrastructure, which includes global hospitality companies, hotel group purchasing organizations, hotel management groups, and wholesale distributors.

To date, introduction of Nightfood snacks into hotel brands has been slower than originally anticipated. This is largely due to delays and internal changes at our first global hotel partner, and the resulting trickle-down effect from the changes to their launch timeline and promotional plan.

Now that we’ve been able to publicly announce relationships with major hotel companies, we expect adoption of Nightfood within the industry to accelerate. We anticipate securing additional retail and amenity distribution and exposure in additional hotels and chains. We believe such distribution will create added incentive for the rest of the hotel industry to also offer sleep-friendly snacks or risk falling behind in the eyes of wellness-conscious travelers.

Specifically, the prospects of Nightfood to secure placement as a check-in amenity in a large international hotel chain as a result of our recently announced amenity test could be a major springboard into additional distribution. Such an amenity program, if adopted, is expected to result in hundreds of thousands of travelers monthly receiving a Nightfood cookie at check-in resulting in six-figures of monthly revenue, and a large number of frequent travelers being exposed to our products. We believe such a program would lead to additional distribution of multiple snack formats in multiple chains, setting the foundation for profitability, and category leadership.

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

SEASONALITY

With a focus on distribution of our snacks in hotels over the next 1-2 years before we envision revisiting distribution in supermarkets, a certain amount of seasonality is expected. U.S. hotel occupancy has a history of peaking in June and July, with occupancy rates approximately 10% above the average. In addition to lower occupancy, we would expect a decrease in ice cream consumption in colder months. Those two factors can be expected to contribute to lower sales in the colder months and elevated sales in warmer months.

As an early-stage and growing brand, with a product mix that is expected to include a variety of snacks such as ice cream, cookies, chips, candy, and more, the full impact of seasonality on our business might not be fully understood for several additional annual cycles.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2022 and 2021.

For the three months ended March 31, 2023 and 2022 we had Gross Sales of $15,217 and $176,020 and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $10,605 and $121,173, respectively, and incurred an operating loss of $145,054 and $333,473, respectively.

	Three Months Ended March 31,
	2023		2022
Gross product sales		$15,217	$176,020
Less:
Slotting fees	$		$-)
Sales discounts, promotions, and other reductions		(4,612)	(48,847)
Net Revenues		$10,605	$127173

The decrease in Gross Sales relative to the same period in 2022 was largely the result of our strategic pivot away from supermarket distribution to focus exclusively on the higher context and higher margin hotel vertical, where our products can more favorably compete against more established traditional brands.

Furthermore, the hotel sales project to be significantly more profitable on a per unit basis, as sales will be conducted at full wholesale pricing, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the three months ended March 31 2023 and 2022, Cost of Product Sold totaled $58,474 and $146,766, respectively. This decrease is due to the decrease in gross sales. For the three months ended March 31, 2023, Cost of Product Sold exceeded Net Revenues due to the fact that our freight costs remain significantly elevated on a per-unit basis in the short term due to the fact that most of the orders shipped to our wholesale customers during this period were partial pallets to accommodate our current ramp-up phase. As more points of distribution are added, average order sizes are expected to increase, which is expected to significantly drive down freight costs as a percentage of sales, improving margins and ultimately allowing for profitability.

For the three months ended March 31, 2023 and 2022, Selling, General, and Administrative expenses decreased to $97,185 from $313,880. This decrease was largely due to decreases in certain consulting fees related to capital formation and marketing activities.

For the three months ended March 31, 2023 and 2022, Total Operating Expenses decreased to $155,659 from $460,646. This is due largely to the decrease in Selling General, and Administrative expenses mentioned in the previous paragraph.

Total Operating Expenses includes those expenses associated with running the operating portion of our business (such as the manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company. For the three months ended March 31, 2023, our Total Operating Expenses were $145,054. Of that net amount, $252,509 is related to running our business operations, and ($96,850) is related to financing, compliance, and other non-operational activities.

For the three months ended March 31, 2023, Total Other Expenses is recorded as a gain of 1,130,947 compared to a loss of $100,295 for the three months ended March 31, 2022. A large component of the Other Expenses category consists of expenses related to financing events. This gain is the result of restructuring and settling previous debt obligations.

For the three months ended March 31, 2023 and 2022 we had net income of $985,893 and a net loss of $433,768, respectively. This decrease in net losses is due largely to the treatment of financing expenses/gains in the current quarter.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2023 and 2022.

For the nine months ended March 31, 2023 and 2022 we had Gross Sales of $152,864 and $470,019 and Net Revenues of $103,944 and $321,000, respectively, and incurred an operating loss of $1,381,200 and $1,645,538, respectively.

	Nine Months Ended March 31,
	2023	2022
Gross product sales	$152,864		$470,019
Less:
Slotting fees		$
Sales discounts, promotions, and other reductions	(48,920)		(147,810)
Net Revenues	$103,944		$321,000

The decrease in Gross Sales relative to the same period in 2022 was largely the result of our strategic pivot away from supermarket distribution to focus exclusively on the higher context and higher margin hotel vertical, where our products can more favorably compete against more established traditional brands.

Furthermore, the hotel sales project to be significantly more profitable at scale on a per unit basis, as sales will be conducted at full wholesale pricing, and line items such as slotting, advertising, and pricing promotions project to be greatly reduced or entirely eliminated.

For the nine months ended March 31, 2023, and 2022, Cost of Product Sold decreased to $225,591 from $359,745 as commensurate with lower gross sales. For the nine months ended March 31, 2023, Cost of Product Sold exceeded Net Revenues due to the fact that our freight costs remain significantly elevated on a per-unit basis in the short term due to the fact that most of the orders shipped to our wholesale customers during this period were partial pallets to accommodate our current ramp-up phase. As more points of distribution are added, average order sizes are expected to increase, which is expected to significantly drive down freight costs as a percentage of sales, improving margins and ultimately allowing for profitability.

For the nine months ended March 31, 2023, and 2022, Selling, General, and Administrative expenses decreased to $1,259,553 from $1,606,793. This decrease is primarily due to a decrease in spending on advertising and promotion.

For the nine months ended March 31, 2023, and 2022, Total Operating Expenses decreased to $1,485,144 from $1,966,538. This is due largely to the decrease in Advertising and promotional expenses mentioned in the previous paragraph.

Total Operating Expenses includes those expenses associated with running the operating portion of our business (such as the manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company. For the nine months ended March 31, 2023, our Total Operating Expenses were $1,485,144. Of that, $740,597 is related to running our business operations, and $744,547 is related to financing, compliance, and other non-operational activities.

For the nine months ended March 31, 2023, and 2022, total Other Expenses increased to $3,394,279 from $402,824. For the nine months ended March 31, 2023, and 2022 we incurred net losses of $4,775,478 and $2,048,362 respectively. This increase in net losses is due largely to amortization and interest expense related to financing activities.

Customers

During the nine months ended March 31, 2023, the Company had one customer account for approximately 34% of the gross sales. One other customer accounted for approximately 31% of gross sales, and two other customers accounted for between 10 and 12% of gross sales. During the nine months ended March 31, 2022, the Company had one customer account for approximately 30% of the gross sales. One other customer accounted for approximately 23% of gross sales, and two other customers accounted for between 10 and 15% of gross sales.

During the three months ended March 31, 2023, the Company had one customer account for approximately 94% of the gross sales. During the three months ended March 31, 2022, the Company had one customer account for approximately % of the gross sales and another customer account for approximately 36% of gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had cash on hand of $26,661, receivables of $53,631 and inventory value of $395,521.

Our cash on hand is not adequate to satisfy our working capital needs or to satisfy our existing and expected liabilities as they become due. While we believe that we will successfully secure required financing to continue our growth, we can give no assurances of success in this regard considering the delays experienced in the roll-out of our products in the hotel vertical.

On October 24, 2022, the Company launched a Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) with the intent to raise capital through an equity crowdfunding campaign. As a result of the delays experienced in the roll-out of our products in the hotel vertical and a decreased trading price of our stock in the public markets, we have not been as successful as we had expected to be with respect to the Regulation A+ offering.

Because the business has limited operating history and sales, no certainty of continuation can be stated. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern will again be dependent upon raising additional funds through debt and equity financing, and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations long-term.

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

Since our inception, we have sustained operating losses. During the nine months ended March 31, 2023, we incurred a net loss of $4,775,478 compared to $2,048,362 for the nine months ended March 31, 2022. The majority of our net loss for this current reporting period is related to the way certain financing activities were accounted for, and not related to losses from business operations.

During the nine months ended March 31, 2023, net cash used in operating activities was $995,623 compared to net cash used of $1,728,876 for the nine months ended March 31, 2022.

We did not use any cash in investing activities, during the nine months ended March 31, 2023 or March 31, 2022.

During the nine months ended March 31, 2023, net cash aggregating $741,407 was provided by financing activities, compared to $1,209,034 for the nine months ended March 31, 2022.

From our inception in January 2010 through March 31, 2023, we have generated an accumulated deficit of approximately $33,997,450. This is not debt and this is not an amount that needs to be paid out at any point in the future. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for early-stage companies to have a significant accumulated deficit, even after turning profitable. Many large, fast growing, and successful companies have reported accumulated deficits in recent years, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, Chobani, and Tesla. In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, we expect to incur additional operating losses during the next 1-2 quarters and possibly thereafter. We plan to continue to pay or satisfy existing obligations and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2023 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2023, we issued 250,859 shares of our common stock to directors and a consultants as consideration for services. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended March 31, 2023, we issued 1,750,000 shares of our common stock to existing holders of our Series B Preferred Stock upon conversion of such preferred stock in accordance with its terms. Upon the conversion, the Company also issued warrants to the converting preferred stockholders to purchase shares of the Company’s common stock. The shares and the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Section 3(a)(9) of the Securities Act.

During the nine months ended March 31, 2023, the Company issued an aggregate of 2,645,586 shares of its common stock for cashless exercise of 3,300,000 stock purchase warrants. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended March 31, 2023, the Company issued an aggregate of 1,500,000 shares of its common stock for cash exercise of 1,500,000 stock purchase warrants. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended March 31, 2023, the Company issued an aggregate of 6,550,000 shares of its common stock in exchange for 13,619,566 common stock purchase warrants. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

During the three months ended March 31, 2023, the Company sold 10,600 units at $0.50 per unit, each unit consisting of 4 shares of common stock and 4 share purchase warrants, for a total of 42,400 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $5,104. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On December 10, 2021 the Company entered into certain agreements including Secured Convertible Promissory Notes (the “Notes”) and Securities Purchase Agreements with certain accredited and institutional investors (the “Purchasers”) for the purchase and sale of an aggregate $1,086,956.52 in proceeds. The Notes, for as long as they are outstanding, are secured by all assets of the Company and its subsidiaries, senior secured guarantees of the subsidiaries of the Company, and pledges of the common stock of all the subsidiaries of the Company. The Notes have provisions allowing for repayment at any time at 115% of the outstanding principal and interest within the first three months, and 120% of the outstanding principal and interest at any time thereafter.  During the six months ended December 31, 2022 the Company made certain repayments, however, the Company was required to pay to the Purchasers on December 10, 2022, as extended to December 29, 2022 (as so extended, the “Maturity Date”) all remaining principal and accrued and unpaid interest on the Maturity Date (the “Owed Amount”). The Owed Amount was not paid by the Company in accordance with the terms of the Notes during the six months ended December 31, 2022, and the failure to so pay the Owed Amount on the Maturity Date created an event of default. At March 31, 2023, the Owed Principal Amount, including default penalties, totaled $905,767. The Company entered into a forbearance agreement with the Purchasers whereby the Purchasers have agreed to forbear on all rights against the Company provided the Company adheres to the agreed-upon payment schedule to satisfy the notes in full.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
4.2	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.3	Common Stock Purchase Warrant dated September 23, 2022 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
4.4	Common Stock Purchase Warrant, Returnable, dated September 23, 2022 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
4.5	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.1	Lock-Up Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2023)
10.2	Forbearance and Exchange Agreement dated February 4, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.3	Securities Purchase Agreement dated February 5, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.4	Promissory Note dated February 5, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.5	First Common Stock Purchase Warrant dated February 5, 2023 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.6	Second Common Stock Purchase Warrant dated February 5, 2023 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.7	Promissory Note with Sean Folkson dated February 7, 2023 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.8	Form of Warrant Amendment and Exercise Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.9	Exchange and Amendment Agreement with Puritan Partners LLC and Verition Multi-Strategy Master Fund Ltd. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.11	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.12	First Common Stock Purchase Warrant with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.13	Second Common Stock Purchase Warrant with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: May 22, 2023	By:	/s/ Sean Folkson
Sean Folkson,
Chief Executive Officer
(Principal Executive, Financial and
Accounting Officer)