Form 10-K
period 2023-06-30
NightFood Holdings, Inc.
filed 2023-10-13
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2022: $7,902,506

As of October 13, 2023, the issuer had 126,921,301 shares of its common stock issued and outstanding, par value $0.001 per share.

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

Nightfood, Inc. is in the business of manufacturing, marketing and distributing snacks specially formulated and promoted for evening consumption. A large number of Americans snack at night, and the most common options tend to be high in sugar, fat, sodium, and calories; such snacks can impair sleep quality and also impair health in general. Management believes that our products are unique in the food industry and that there is a substantial market for nighttime specific snacks that are formulated with better sleep in mind. Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.Nightfood.com, along with many additional web properties. Any information that may appear on our web site should not be deemed to be a part of this report.

On January 3, 2018, the Registrant formed a new wholly-owned subsidiary to capitalize on opportunities in the marijuana and CBD edibles space. MJ Munchies, Inc. (“Munchies”) was formed as a Nevada corporation with a capital structure of 10,000 shares of common stock. Since formation, Munchies has built an intellectual property portfolio that includes protections regarding the use of the “Half-Baked” mark in the State of California relating to certain cannabis-related products. The Registrant also acquired the HalfBaked.com domain, and several other related domain names and IP. On September 21, 2023, Munchies announced it had entered into an exclusive license agreement for the Half-Baked trademark with Houdini Group, a vertically integrated California-based cannabis company.

Industry Overview - Nightfood

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

As a result, over 90% of adults report snacking regularly between dinner and bed (according to SleepFoundation.org), resulting in an estimated 1 billion nighttime snack occasions weekly in the United States, and an annual spend on night snacks of over $60 billion. Because of our hard-wired evolutionary preferences at night for calorie-dense foods which increased the odds of short-term survival for our ancestors, the most popular nighttime snacks are ice cream, cookies, chips, and candy. These are all understood to be generally unhealthy. They can also impair sleep quality.

And, because these cravings are biologically hardwired, we believe modern unhealthy nighttime snacking behavior will continue to be a pattern and a problem for a significant portion of the population in developed nations around the world. We believe it’s a problem that demands a solution.

In recent years, billions of dollars of consumer spend have shifted to better-for-you versions of consumers’ favorite snacks. Nightfood snacks are not only formulated to be better-for-you, but they’re uniquely formulated by sleep experts and nutritionists to provide a better nutritional foundation for quality sleep.

A significant portion of total snack consumption takes place between dinner and bed. Nutrition is an important part of sleep-hygiene because what one eats at night impacts sleep. Industry surveys indicate that modern consumers seek functional benefits from their snacks, and most consumers would also prefer better sleep.

As the pioneers of the nighttime snacking category, Nightfood accepts the responsibility to educate consumers and build the awareness required to grow the nighttime segment of the overall snack market. Along with that responsibility comes the opportunity to be the category king. We envision a future where nighttime specific, sleep-friendly snacks comprise a meaningful subsegment of the estimated $150 billion American snack market.

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

Nightfood cookies have been manufactured in one flavor (Prime-Time Chocolate Chip), and two other flavors have been developed (Date Night Cherry Oat and Snoozerdoodle). Compared to traditional cookies, Nightfood cookies feature less sugar, less fat, fewer calories, more protein, more prebiotic fiber, and contain added inositol and vitamin B6.

Our goal is to introduce sleep-friendly versions of additional popular nighttime snack formats subject to available capital and market demand, including chips, single-serve ice cream novelties, candy, and more.

Each new Nightfood snack format would be expected to deliver sleep-friendly snacking in a way that is appropriate for that format. For example, Nightfood chips would not necessarily contain significantly more tryptophan than other brands of chips but may be more sleep-friendly in other ways.

Development Plans

The Company plans to leverage direct-to-consumer sales and hotel distribution to grow revenue, grow brand awareness, and establish the sleep-friendly snack category we are pioneering. We plan to expand into mainstream retail, including supermarket distribution, when we have built a foundation of revenue and consumer awareness.

Production

To date, we have utilized contract manufacturers for producing our products and packaging, and third-party logistics for warehousing and order fulfillment. We intend to continue outsourcing in this manner as we add additional snack formats to the Nightfood product lineup.

Marketing and Distribution

Nightfood ice cream is currently available in hundreds of hotel locations across the United States. In 2023, we announced relationships with major global hotel companies Sonesta International Hotels, Choice Hotels International, and BWH Hotels (Best Western). We’ve also received interest from brand and wellness executives at other global hotel companies.

These corporate level relationships do not guarantee distribution in the lobby markets of those chains. The final decision-makers are typically the local operators or management groups, who are generally less concerned with brand image and wellness than the brand managers and wellness executives at headquarters.

The Company faces distribution challenges which management is addressing. These include the fact that Nightfood is not available in all points of distribution where local hotel operators procure their snacks (which might include national distributors, local distributors, and local retailers such as Walmart, Sam’s Club, and Costco). In addition, many hotels have contracts with certain group purchasing organizations (GPOs), which restrict or disincentivize the operators from sourcing products from outside that GPO network. Nightfood has active, signed agreements with two of the major hotel industry GPOs, and management is working to secure relationships with others. Typically, the GPOs require significant demand before entering contracts with new suppliers. At the same time, not having a contract is a hurdle in generating demand growth. This loop makes it challenging to grow distribution in the complex hospitality ecosystem, but we believe we’re making progress and will succeed over time.

Over the last several quarters, we have built what we believe is a very valuable network and distribution infrastructure, which includes global hospitality companies, GPOs, hotel management groups, and distributors.

During the three-month period ending September 30, 2023, approximately 300 hotels across the United States ordered Nightfood ice cream through our distributor. Hotel brands represented in this group include Holiday Inn , Holiday Inn Express, Crowne Plaza, Homewood Suites, Hampton Inn, Embassy Suites, Hilton Garden Inn, Comfort Inn, Everhome Suites, Sonesta Simply Suites, Sonesta ES Suites, Sonesta Select, Hyatt House, Springhill Suites, Townplace Suites, Residence Inn, Courtyard by Marriott, and many more. Geographic density of our ice cream distribution is heaviest in New England, the Carolinas, Florida, the Mid-Atlantic region, and Texas. There may currently be insufficient established distribution in certain regions of the country to support full national distribution in regional warehouses around the country. Management is working on expanding distribution options for local hotel operators that wish to make Nightfood ice cream available for their guests in those regions, while also focusing on strengthening distribution in those regions where our ice cream has gained more traction.

Nightfood cookies are awaiting a transition to a new copacker, where our goal is to manufacture all three developed flavors simultaneously for the launch of adirect-to-consumer (DTC) online marketing and sales campaign. Light R&D work was quickly completed to improve the taste and texture of our Prime-Time Chocolate Chip. Similar work for Date Night Cherry Oat and Snoozerdoodle is expected to be quickly completed pending the availability of funds to launch DTC. The new copacker has the ability to produce higher volumes of cookies and at a significantly lower cost than the start-up copacker that has produced our cookies to date.

During July and August of 2023, we initiated a direct-to-hotel sales initiative of 25 gram Nightfood Prime-Time Chocolate Chip cookies as a hotel guest check-in amenity. The initiative met with some success but was not self-sustaining and has been paused. We believe a significant opportunity can exist in this space. Once transitioned to the new manufacturing facility, we will revisit this opportunity. At the same time, we’re exploring opportunities to introduce Nightfood as an amenity at the hotel-brand level with some hotel chains. There are inherent distribution challenges with such initiatives that would need to be overcome, but we believe any hotel chain that is sufficiently motivated to provide sleep-friendly snacks for their guests could do so in partnership with our brand.

We plan to expand into mainstream retail, including supermarket distribution, when we have built a foundation of revenue and consumer awareness through direct-to-consumer retail and hotel distribution.

Competition

The nutritional/snack food business is highly competitive and includes such participants as companies like Mondelez, Nestle S.A., Hershey’s, Hormel, Kraft/Heinz, Kellogg’s, Ferrero, Campbell Soup Company, Utz, General Mills, Mars, The Simply Good Foods Company, Wells Enterprises, Froneri, Unilever, Hostess, PepsiCo, Post Holdings, and more. Many of these competitors have well established names and products.

In 2019, Nestle announced interest in the nighttime snacking space with the introduction of a candy-type product called GoodNight. In 2020, Pepsi announced the launch of a “relaxation” drink called Driftwell. Moreover, in 2021, Unilever announced they had initiated a year-long research study to identify how nutrition could be used to improve sleep, through impact on the gut microbiome. In September 2021, the Chief Medical Officer of Pepsi stated that Pepsi researchers were examining how foods and beverages affect neurochemical pathways, and that the company was interested in how this research could be used to impact sleep. In 2023, Post Holdings, maker of well-known cereals such as Grape Nuts, HoneyComb, and Fruity and Cocoa Pebbles, launched a cereal called Sweet Dreams which targets the nighttime snack occasion.

While it is not typically the approach of global brands to try to launch products into an unproven category, there is obviously interest in the space from some global players. We believe that launches like those mentioned above from global food companies like Nestlé, Pepsi, and Post indicate an interest from those companies in the nighttime snack opportunity we’ve identified and are pioneering.

In recent years, our Company has been approached by two of the largest food and beverage companies in the world to discuss and explore international partnership and joint venture opportunities relating to the nighttime snack category.

In April of 2023, it was announced that Nightfood and Nestlé initiated a proof-of-concept test of Nightfood’s sleep-friendly cookies. Through a collaboration established with Nestlé and TAP Air Portugal, Nightfood cookies were made available on TAP flights from Miami to Lisbon for the purpose of collecting data relating to consumer attitudes and behaviors related to the nighttime snack occasion. That data collection process was completed in late September of 2023. We are awaiting an update from Nestlé regarding next discussions and potential next steps together.

Nightfood competes based upon the unique characteristics and positioning of our products and we hope to derive significant leverage from being the pioneer and creator of the emerging night snack category. However, other companies, including those with greater name recognition than us and greater resources may continue to introduce products that could be viewed as competing directly with our products.

Based on the current acquisition climate in the consumer goods space, Management believes that successful growth of the Nightfood snack line could likely bring acquisition offers from potential competitors as quickly as it might actually bring competition on the shelf from those same potential competitors.

Management believes growth via e-commerce and in the lobby shops of the world’s largest hotel chains can provide a unique and powerful competitive advantage within the sleep-friendly nighttime snack category. In the direct-to-consumer and hotel channels, the Nightfood brand can be insulated from potential competition compared to in the supermarket environment. In addition, deep and wide hotel penetration could serve to entrench Nightfood as the leading brand within the category, with a de-facto endorsement by the hotel industry serving as a distinct competitive advantage for Nightfood when competing head to head with competitors in other segments of the marketplace.

We believe the very nature of the hotel lobby shops, with small retail footprint and limited selection, can afford Nightfood a protected position in that high-margin vertical during the formative years of the category. Furthermore, management believes widespread hotel rollout of Nightfood snacks would serve to validate the concept of sleep-friendly nutrition and night snacks in the minds of consumers, potentially accelerating its adoption in all relevant retail verticals.

Intellectual Property Rights

We own the registered trademark “Nightfood®” for the nutrition bar/snack/meal replacement category, and the ice cream category in the United States. In September 2021, the Company also submitted for federal trademark protection for the Nightfood mark in the categories of cookies, chips, and candy in the United States. The Nightfood mark in the ice cream category has also been registered in Australia, Benelux, Canada, Germany, Ireland, Mexico, New Zealand, and the United Kingdom. We believe these marks can prove important and valuable to our business as we continue to pioneer the development of a new category of snacks formulated with a sleep-friendly nutritional profile, specific to consumption at night, between dinner and bedtime.

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

Since formation, Munchies has built an intellectual property portfolio that includes protections regarding the use of the “Half-Baked” mark in the State of California relating to certain cannabis-related products. The Registrant also acquired the HalfBaked.com domain, and several other related domain names and IP. On September 21, 2023, Munchies announced it had entered into an exclusive license agreement for the Half-Baked trademark with Houdini Group, a vertically integrated California-based cannabis company.

Personnel

Nightfood has no employees. Our CEO, Sean Folkson, has a consulting agreement with the Company. Functions within the company such as sales, marketing, production, distribution, sales, accounting, public relations, and more are primarily conducted through vendor and consultant relationships. Should we be successful in executing our business plan, we anticipate potentially hiring employees at some point to assist with various company functions. However, we also expect to continue to strategically outsource to enable growth without unnecessary expense and overhead.

Customers

Our customers consist primarily of distributors that sell snack product to hotels and supermarkets. In FY 2023, we had one customer that accounted for 42% of our Gross Sales. One other customer accounted for 29% and two others each accounted for between 7% and 10%. In FY 2022, we had one customer that accounted for over 20% of our Gross Sales. Two other customers each accounted for 16% and four others each accounted for between 8.5% and 9.9%

Vendors

During the year ended June 30, 2023 three vendors accounted for approximately 72% of our costs of goods sold. In the year ended June 30, 2022, four vendors accounted for 92% of our costs of goods sold, one of which individually accounted for 48% of all purchases.

ITEM 1A. RISK FACTORS

You should carefully consider the following factors in evaluating our business, operations and financial condition. The occurrence of any the following risks could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Financial Condition

We require substantial additional funds to execute our business plan. We have not yet established significant traction in the marketplace. We generated net revenues of $133,456 and $443,538 for the fiscal years ended June 30, 2023 and 2022, respectively. Our future viability is dependent on our ability to substantially increase our sales revenues. Furthermore, unless we are able to continue to leverage our status as a public company into effective fundraising to fund our capital requirements, we will not be able to execute on our business plan and purchasers of our stock will be likely to lose their investment. Over the next 6-12 months, we believe we will require approximately $500,000 - $750,000 in debt or equity financing to scale our business through the introduction of new products and new distribution points and attain profitability. An additional $2,000,000 - $2,500,000 would be needed to pay off all outstanding debt and payables, assuming no conversions of debt to equity. The Company is continuing to raise capital through the sale of a combination of its common stock, preferred stock and/or convertible notes, as well as the potential cash exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. We can give no assurance that we will be able to raise the required funds.

Our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the years ended June 30, 2023, and June 30, 2022 from our independent registered public accounting firm that includes an explanatory paragraph and a footnote stating that there is substantial doubt about our ability to continue as a going concern due to its losses and negative net worth. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

We might be unable to service our existing debt due to a lack of cash flow and might be subject to declared default. As of June 30, 2023, we had $1,491,719 of convertible notes payable, net of discounts. The majority of that debt is to one noteholder, Mast Hill Fund, L.P., and is secured by a first priority security interest in substantially all of our assets.

Because we did not repay the oldest of our notes with Mast Hill when due on September, 22, 2023, the lender retains the option to declare a default and declare all amounts outstanding to be immediately due and payable, along with default penalties and default interest. Should Mast Hill declare a default, they will have a first claim on our assets pledged under the loan agreements. If Mast Hill should attempt to foreclose on the collateral, it is unlikely that there would be any assets remaining after repayment in full of such secured indebtedness.

We cannot predict when we will achieve profitability. We have not been profitable and cannot predict when we will achieve profitability, if ever. We have experienced net losses since our inception. Our inability to become profitable may force us to curtail or temporarily discontinue our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of June 30, 2023, we had an accumulated deficit of $34,988,126.

Risks Related to Our Business

The hotel industry may not adopt the concept of “nighttime snacks” for their guests. Although it has been communicated to management by executives from multiple global hospitality companies that they agree with the premise that any hotel selling snacks for guests should offer sleep-friendly nighttime snacks, the possibility exists that the industry, as a whole, will not adopt the concept and our brand will not be able to scale sufficiently for us to ever reach profitability. Significant competition exists within the hotel industry. While management believes that a few major chains introducing nighttime snacks could trigger a tipping point within the space, it is possible that the brand may fail to reach that level of growth. If management is wrong in its belief that the brand can achieve widespread hotel distribution that could impair our ability to establish the Nightfood brand and/or the nighttime snack category as a whole, potentially causing us to fail if we’re unable to gain sufficient traction and revenue through other sales channels.

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

We depend on qualified distributors for the distribution of Nightfood snacks. We are subject to the uncertainty of convincing distributors to accept and distribute our products, which are in the nighttime snaking category, an as-of-yet unproven market we are pioneering. Further, even if we are able to convince distributors to carry our products, we will depend on these distributors’ support in marketing our products, yet we will be unable to control their efforts completely, and they may cancel our arrangements at any time. These distributors typically would sell a variety of other, competing and non-competing products that may limit the resources they dedicate to selling our products. Identifying and retaining third-party distributors and convincing them of our value requires significant time and resources. To develop and expand our distribution, we may be required to scale and improve our processes and procedures that support our distributors. Further, if our relationship with a successful distributor terminates, we may be unable to replace that distributor without disruption to our business. If we fail to develop or maintain positive relationships with our distributors, including in new markets, fail to manage or incentivize these distributors effectively, or fail to provide distributors with competitive products on attractive terms, or if these distributors are not supportive in their sales efforts, we may not achieve or may have a reduction in revenue and our operating results, reputation and business would be harmed.

System interruptions that impair customer access to our website or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website, transaction processing systems and technology infrastructure are important to our reputation and our ability to acquire and retain E-commerce customers, as well as maintain adequate customer service levels. Any compromise of our or our third-party partners’ security could result in a violation of applicable security, privacy or data protection, consumer and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability.

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

If we are able to expand our operations, we may be unable to manage our future growth successfully.

If we are able to expand our operations, we may experience periods of rapid growth, which will require additional resources. Any such growth could place substantial strain on our management and our operational, financial, and other resources, and we will need to train, motivate, and manage current employees, as well as attract management, sales, finance and accounting, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives and such growth could have a material adverse effect on our business and results of operations.

Our focus on a singular daypart could expose us to loss of addressable market.

Our business is centered on the nighttime snack occasion. The risks associated with focusing on a singular daypart can be substantial. Should consumers around the world discontinue unhealthy nighttime snacking en masse, we may not be financially or operationally capable of introducing alternative products within a short time frame. As a result, such demand decline could cause us to cease operations.

The full impact of COVID-19 on our business remains unknown. Reports indicate that consumer behavior has shifted as a result of COVID and the resulting impact on the economy. Some of these reported changes include fewer supermarket visits, consumer reliance on legacy brands in lieu of trying new branded offerings, and increases in at-home snacking. Further, for a period of time, COVID resulted in decreased travel and hotel occupancy, which would have adversely affected any sales of our products in hotels that would have carried our snacks. Additionally, customary marketing tactics such as in-store displays and product sampling have been either impaired or impermissible, which could have a material adverse effect on the introduction of our products in new retail establishments. To date, we have experienced only minor issues regarding supply chain and logistics. Our order processing function has been largely normal to date, and our manufacturers have assured us that their operations are continuing with no or minor interruptions. However, any future changes as a result of COVID-19 could have a material adverse effect on our results of operations and financial condition, including that an uptick in cases and resulting shutdowns in travel could materially adversely affect our projected sales in our new hotel vertical.

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

Risks Relating to our Securities and Structure

The ability of our sole executive officer and director to control our business will limit minority shareholders’ ability to influence corporate affairs. As of the date of this filing, Mr. Folkson beneficially owned 17,176,644  shares of our common stock. In addition to his beneficial ownership of the common stock, Mr. Folkson beneficially owns 1,000 shares of our Series A Preferred Stock, which votes with the common stock and has an aggregate of 100,000,000 votes. Accordingly, Mr. Folkson controls the majority of the voting power in the Company. Because of his stock ownership, Mr. Folkson is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. Mr. Folkson’s interests may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Other shareholders have no way of overriding decisions made by Mr. Folkson as an officer or a director through their ownership of our common stock. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Recent issuances of convertible preferred stock, convertible notes, and common stock purchase warrants may have a negative impact on the trading prices of our common stock. The resale of shares issued in relation to recent financing transactions can have a negative effect on the market for our common stock and may cause dilution to our common stockholders.

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

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by OTCMarkets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last reported price was $0.0396 on October 12, 2023.

Period Ending June 30, 2023	High	Low
September 30, 2022	$.21	.12
December 31, 2022	.19	.0805
March 31, 2023	.135	.0675
June 30, 2023	.0925	.0186

Period Ending June 30, 2022:
September 30, 2021	$.30	$.215
December 31, 2021	.255	.151
March 31, 2022	.244	.15
June 30, 2022	.21	.131

HOLDERS

The approximate number of holders of record of our common stock at October 12, 2023 was 270. The number of stockholders of record does not include thousands of beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ending June 30, 2023, the Company issued (a) 6,550,000 shares of common stock in regards to the conversion of Series B Preferred Stock , (b) 532,853 shares of common stock for services rendered valued at $77,110,(c) 2,469,697 shares of its common stock as financing cost valued at $104,515, (d) an aggregate of 6,549,128 shares of its common stock for cashless exercise of 4,928,260 original issued stock purchase warrants, (e) an aggregate of 1,871,800 shares of common stock in conjunction with its Regulation A+ Offering for which net proceeds were received of $229,729, (f) 3,800,000 shares of common stock in exchange for the return of 10,869,566 returnable warrants, (g) 2,750,000 shares of its common stock in exchange for the return of 2,750,000 stock purchase warrants, (h) an aggregate of 5,750,000 shares of its common stock for cash exercise of 5,750,000 original issued stock purchase warrants. The Company received net proceeds of $276,066, and (i) 1,500,000 shares of common stock as consideration for convertible debt in the principal amount of $16,088 and in the accrued interest payable of $33,907, with a fair value of $91,500. These shares were issued in private transactions pursuant to Section 4(a)(2) of the Securities Act and/or in offerings under Regulation D, as transactions by an issuer not involving any public offering.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of June 30, 2023, we had no compensation plans under which our equity securities were authorized for issuance.

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

Recent Sleep Foundation research indicates that 93% of Americans snack at night at least once a week, and that the average American adult snacks 3.9 times per week. That represents over 1 billion nighttime snack occasions weekly. The most popular choices are ice cream, cookies, chips, and candy. Recent research confirms such snacks, in addition to being generally unhealthy, can impair sleep, partly due to excess fat and sugar consumed before bed.

Nightfood’s sleep-friendly snacks are formulated by sleep and nutrition experts to contain less of those sleep-disruptive ingredients, along with a focus on ingredients and nutrients that research suggests can support nighttime relaxation and better sleep quality.

Nightfood plans to pioneer the sleep-friendly nighttime snack category through direct-to-consumer commerce and distribution of our snacks in hotels across the United States. Management believes hotels have an obligation to help guests achieve better sleep, and one important way to do that is through the snacks hotels curate for sale in their grab-and-go lobby shops.

Management’s vision is for Nightfood snacks to be sold by every hotel that sells snacks for their guests. We believe national hotel distribution can lead to profitability, consumer adoption of the nighttime snack category, and a strategically defensible position from which category leadership can be maintained.

Our snack products are manufactured under contract at third-party manufacturing facilities. We then sell these snacks direct-to-consumer and also sell wholesale to retailers and distributors.

DEVELOPMENT PLANS

The Company plans to leverage direct-to-consumer sales and distribution in the lobby shops of the world’s leading hotel brands to grow revenue, grow brand awareness, and establish the sleep-friendly snack category we are pioneering. We plan to expand into mainstream retail, including supermarket distribution, when we have built a strong foundation of revenue and consumer awareness.

Our ice cream pints are available for purchase in hundreds of hotel locations across the United States, including select locations of many of the largest hotel chains in the world. This includes chains such as Holiday Inn, Holiday Inn Express, Crowne Plaza, Homewood Suites, Hampton Inn, Embassy Suites, Hilton Garden Inn, Comfort Inn, Everhome Suites, Sonesta Simply Suites, Sonesta ES Suites, Sonesta Select, Hyatt House, Springhill Suites, Townplace Suites, Residence Inn, Courtyard by Marriott, and many more.

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

In September, 2022, we announced that independent industry sales data from Impulsify reflected our ice cream pints were selling well relative to more popular brands such as Haagen Dazs and Ben & Jerry’s. In the subset of 30 hotels that sold only Nightfood and Haagen Dazs for which Impulsify sales scan data was available, across the six month period from July through December of 2022, Impulsify reports showed Nightfood captured approximately 38% of the total pint sales volume when head-to-head with Haagen Dazs, despite Nightfood carrying a slightly higher average selling price. We believe this sales data is a positive sign that our products can compete effectively in the hotel environment.

Our plans call for the introduction of Nightfood sleep-friendly versions of many of the most popular nighttime snack formats. In addition to ice cream pints, this includes single-serve ice cream novelties, cookies, chips, candy, and nutrition bars. We believe having snacks in multiple formats will benefit the Company through increased trial, revenue, brand awareness, and category development.

In August, 2022, the first commercial production run of Nightfood Prime-Time Chocolate Chip cookies was completed. We have developed two additional flavors (Date Night Cherry Oat and Snoozerdoodle), which have not yet been commercially produced.

During July and August of 2023, we initiated a direct-to-hotel sales initiative of 25 gram Nightfood Prime-Time Chocolate Chip cookies as a hotel guest check-in amenity. The initiative met with some success but was not self-sustaining and has been paused. We believe a significant opportunity can exist in this space. Once transitioned to the new manufacturing facility, we will revisit this opportunity. At the same time, we’re exploring opportunities to introduce Nightfood as an amenity at the hotel-brand level with some hotel chains. There are inherent distribution challenges with such initiatives that would need to be overcome, but we believe any hotel chain that is sufficiently motivated to provide sleep-friendly snacks for their guests could do so in partnership with our brand.

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

In addition to the revenue and contribution margin from the sales of the product in the hotel environment, Management believes hotel distribution can result in important secondary benefits. Consumers encountering and purchasing Nightfood snacks in a trusted and respected hotel outlet could be more likely to seek out Nightfood products online and in local supermarkets than consumers that have not had prior exposure to the brand.

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

As the brand pioneering the sleep-friendly snack category, we believe that anything which advances the overall adoption of the category by consumers is, by extension, beneficial to the Nightfood brand.

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

SEASONALITY

A certain amount of seasonality is expected related to distribution in hotels. U.S. hotel occupancy has a history of peaking in June and July, with occupancy rates approximately 10% above the average, it is possible that we will experience an increase in hotel sales related to that occupancy peak.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 2023 Compared to Fiscal Year ended June 30, 2022

Revenue

During the year ended June 30, 2023, we had Net Revenues of $133,456 on Gross Sales of $182,259 compared to the year ended June 30, 2022 when we had Net Revenues of $443,538 on Gross Sales of $614,125. Gross Sales decreased by 70.4% and Net Revenue decreased by 70% year over year, as a result of our ice cream being rotated out of distribution in Walmart locations and other supermarkets, as we simultaneously pivoted to the higher-margin hospitality vertical where we believe our brand and unique sleep-friendly positioning can deliver a long-term competitive advantage.

Net Revenues are reported as Gross Sales less Slotting Fees (described below) and other contra-revenue accounts such as those related to manufacturers coupons, in-store specials (such as 2 pints for $8), consumer rebate programs, and more.

Slotting fees are typically one-time fees customarily charged to brands by supermarkets and distributors to add a new product line into their product assortment. For the year ended June 30, 2023, no Gross Sales were cancelled out due to slotting arrangements with retailers and distributors compared to $22,500 for the year ended June 30, 2022.

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

The following tables summarize Gross Sales and Net Revenue for the years ended June 30, 2023 and 2022.

	Year Ended June 30,
	2023	2022
Gross sales	$182,856	$614,125
Less:
Slotting fees	$0	$(22,500)
Sales discounts and other reductions	(49,374)	(148,087)
Net Revenues	$133,482	$443,538

Operating Expenses

Our operating expenses for the year ended June 30, 2023 were $1,943,654, compared to $2,372,873 for the year ended June 30, 2022. The decrease in operating expenses is due largely to decreases in Cost of product sold to $279,277 for the year ended June 30, 2023 compared to $486,163, for the year ended June 30, 2022 along with a decrease in advertising and promotional expenses to $166,656 for the year ended June 30, 2023 compared to $596,331, for the year ended June 30, 2022 The decrease in cost of product sold is due to a decrease in pints sold which is offset to some extent by an increase in per-unit freight costs as a proportion of gross sales due to increases in fuel prices. The decrease relating to Advertising and Promotional expenses is a result of reduced supermarket and Walmart distribution.

Selling, general and administrative expenses increased to $542,803 for the year ending June 30, 2023 compared to $492,713 for the year ending June 30, 2022. This includes items such as web hosting, web marketing services, freight, warehousing, shipping, product liability insurance, research & development of new products. The increase was largely related to an increase in freight and shipping charges period over period Professional fees increased from $797,666 for the year ending June 30, 2022, to $954,918 for the year ending June 30, 2023. This includes legal fees, marketing consulting, accounting and auditor fees, and other paid consultants. The increase is largely related to financing activities during the year ending June 30, 2023 and the fees that tend to accompany such transactions, a significant portion of which do not involve cash expenditures, but are tied to the valuation of shares and warrants.

We recorded a loss on operations in each of the years ended June 30, 2023 and 2022 of $1,810,198 and $1,929,335, respectively.

Other expenses recorded in the fiscal years ended June 30, 2023 and 2022 totaled $3,939,524 and $593,942 respectively. During the year ended June 30, 2023 we recorded amortization of debt discount of $1,265,893, interest expenses on debt of $170,505, financing costs of $2,141,626 and a loss on extinguishment of certain convertible notes of $361,500. During the year ended June 30, 2022, we recorded amortization of debt discount of $275,423, interest expenses on debt of $48,309 and financing costs of $270,210.

A significant portion of these amounts recorded in both years stems from the accounting treatment applied to financing activities.

Net Loss

For the year ended June 30, 2023, we had a net loss of $5,749,722, compared to the year ended June 30, 2022 when we had a net loss of $2,523,277. A significant portion of the losses recorded in both years stems from the accounting treatment applied to financing activities, and the majority of the increase in net loss is related to amortization of debt discount and interest expenses.

Deemed Dividend

The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2022 and 2021, upon issuance of a total of 335 and 4,665 shares of B Preferred, respectively, the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the B Preferred, pursuant to which each share of B Preferred is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,431,387 through June 30, 2022.  The beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the B Preferred was classified as equity.

During the year ended June 30, 2023 the Company recorded an additional deemed dividend of $1,136,946 in relation to the B Preferred stock and downward price adjustments to certain warrants.

Customers

Our customers consist primarily of distributors that sell snack product to hotels and supermarkets. In FY 2023, we had one customer that accounted for 42% of our Gross Sales. One other customer accounted for 29% and two others each accounted for between 7% and 10%. In FY 2022, we had one customer that accounted for over 20% of our Gross Sales. Two other customers each accounted for 16% and four others each accounted for between 8.5% and 9.9%.

Vendors

During the year ended June 30, 2023 three vendors accounted for approximately 72% of our costs of goods sold. In the year ended June 30, 2022, four vendors accounted for 92% of our costs of goods sold, one of which individually accounted for 48% of all purchases.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had cash on hand of $44,187, accounts receivable of $33,396, inventory value of $276,202 and other current assets of $92,726. As of June 30, 2022, we had cash on hand of $280,877, accounts receivable of $93,674, inventory value of $331,531 and other current assets of $137,797. The decrease in cash is the result of us funding ongoing operations. The decrease in accounts receivable is due to a decrease in overall sales activity.

Since June 30, 2023, we raised $103,700 in net proceeds from the sale of promissory notes and warrants to two institutional investors.

As of June 30, 2023, we had accounts payable of $604,516 compared to $234,152 on June 30, 2022.The increase to accounts payable is a result of a reduction to available cash to settle expenses as they come due. Accounts payable as of June 30, 2023 includes $120,883 of aged balances incurred in prior years that we believe will be written off during fiscal 2024.

Since our inception, we have sustained operating losses. During the year ended June 30, 2023, we incurred a net loss of $5,749,722 and had total stockholders’ deficit of $1,751,600.

The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout Fiscal 2024 or adequate to satisfy our immediate or ongoing working capital needs. The Company is continuing to raise capital through the sale of its securities, including common stock, preferred stock, and debt (including convertible debt) to finance the Company’s operations, of which it can give no assurance of success. In addition, we will receive the proceeds from our outstanding warrants as, if and when such warrants are exercised for cash.

If we are unable to raise cash through the sale of our securities, we may be required to severely restrict or cease our operations.

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

From our inception in January 2010 through June 30, 2023, we have generated an accumulated deficit of approximately $34,988,126. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. Many large, fast growing, and successful companies have reported accumulated deficits in recent years, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, Chobani, and Tesla. In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, it is expected we may incur additional operating losses during the course of Fiscal 2024 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

We anticipate deriving additional revenue from product sales and new distribution arrangements in Fiscal 2024, but we cannot at this time quantify the amount.

CASH FLOWS

During the year ended June 30, 2023, net cash used in operating activities totaled $1,173,157, compared to $2,070,030 for the year ended June 30, 2022. This decrease is due largely to a decrease in sales and related operating expenses.

During each of the fiscal years ended June 30, 2023 and 2022, there was net cash provided by investing activities of $0.

During the year ended June 30, 2023, net cash aggregating $936,467 was provided by financing activities, which represents net proceeds of $1,805,800 from the issuance of convertible debt, an offset of $1,375,128 related to the repayment of convertible debt from the year ended June 30, 2022, $229,729 in net proceeds from the sale of Units related to our Regulation A+ offering, and $276,066 from the proceeds of warrants exercised for cash. During the year ended June 30, 2022, net cash aggregating $1,309,008 was provided by financing activities, which represents net proceeds of $984,808 from the issuance of convertible debt, $308,200 from the sale of Series B Preferred Shares, and $16,000 from the proceeds of warrants exercised.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

Nightfood Holdings, Inc.

Consolidated Financial Statements

For the years ended June 30, 2023 and 2022

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nightfood Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nightfood Holdings, Inc. (the Company) as of June 30, 2023 and June 30, 2022, and the related statement of operations, stockholders’ deficit and cash flows for the period then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $34,988,126 and a net loss of $5,749,722. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado October 13, 2023 PCAOB ID 6778

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Nightfood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2023	2022
ASSETS

Current assets:
Cash	$44,187	$280,877
Accounts receivable (net of allowance of $0 and $0, respectively)	33,396	93,674
Inventory	276,202	331,531
Other current asset	92,726	137,797
Total current assets	446,511	843,879

Total assets	$446,511	$843,879

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$604,516	$234,152
Accounts payable and accrued liabilities - related party	101,876	-
Convertible notes payable - net of discounts	1,491,719	344,151
Total current liabilities	2,198,111	578,303

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	1	1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 and 3,260 issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	2	3
Common stock, $0.001 par value, 200,000,000 shares authorized 123,587,968 and 91,814,484 issued and outstanding as of June 30, 2023 and 2022, respectively	123,588	91,814
Additional paid in capital	33,112,935	28,275,216
Accumulated deficit	(34,988,126)	(28,101,458)
Total Stockholders’ Equity (Deficit)	(1,751,600)	265,576
Total Liabilities and Stockholders’ Equity (Deficit)	$446,511	$843,879

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	June 30, 2023	June 30, 2022

Revenues, net of slotting and promotion	$133,456	$443,538

Operating expenses
Cost of product sold	279,277	486,163
Advertising and promotional	166,656	596,331
Selling, general and administrative	542,803	492,713
Professional fees	954,918	797,666
Total operating expenses	1,943,654	2,372,873

Loss from operations	1,810,198	1,929,335

Other (income) and expenses
Interest expense – Amortization of debt discount	1,265,893	275,423
Interest expense – debt	170,505	48,309
Interest expense – financing cost	2,141,626	270,210
Loss (Gain) on debt extinguishment	361,500	-
Total other (income) and expenses	3,939,524	593,942

Provision for income tax	-	-

Net loss	$(5,749,722)	$(2,523,277)

Deemed dividend on Series B Stock	1,136,946	381,310
Net loss attributable to common stockholders	$(6,886,668)	$(2,904,587)

Basic and diluted net loss per common share	$(0.07)	$(0.03)

Weighted average shares of capital outstanding – basic and diluted	103,889,833	87,521,595

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended June 30, 2023 and 2022

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2021	80,707,467	$80,707	1,000	$1	4,665	$5	$26,226,159	$(25,196,871)	$1,110,001

Common stock issued for services	848,325	848					213,277		214,125
Common stock from conversion	8,700,000	8,700			(1,740)	(2)	(8,698)		-
Preferred B issued from private placement					335	-	335,000		335,000
Preferred B issued - financing cost							(26,800)		(26,800)
Unissued shares previously allocated for services	(41,308)	(41)					41		-
Discount on issuance of convertible notes							931,272		931,272
Warrants issued as financing cost							170,210		170,210
Deemed dividends associated with Preferred B							289,935	(289,935)	-
Deemed dividends associated with warrants related dilutive adjustments							91,375	(91,375)	-
Issuance of warrants							39,045		39,045
Exercise of warrants	1,600,000	1,600					14,400		16,000
Net loss								(2,523,277)	(2,523,277)
Balance, June 30, 2022	91,814,484	$91,814	1,000	$1	3,260	$3	$28,275,216	$(28,101,458)	$265,576

Common stock issued for services	532,859	533					76,577		77,110
Units issued under Regulation A Offering	1,871,800	1,872					227,857		229,729
Common stock from conversion	6,550,000	6,550			(1,310)	(1)	(6,549)		-
Common stock issued as financing cost	2,469,697	2,470					102,045		104,515
Warrants exercise	12,299,128	12,299					263,767		276,066
Common stock issued under Forbearance and Exchange Agreement	3,800,000	3,800					338,200		342,000
Warrants exchange to common stock	2,750,000	2,750					(2,750)		-
Common stock issued under notice of conversion	1,500,000	1,500					90,000		91,500
Issuance of warrants							62,850		62,850
Warrants issued associated with Promissory Notes							603,689		603,689
Warrants issued as financing cost							1,823,450		1,823,450
Warrants dilutive adjustment as consulting fees							185,669		185,669
Warrants dilutive adjustment as consulting fees							(64,032)		(64,032)
Deemed dividends associated with warrants related dilutive adjustments							1,136,946	(1,136,946)	-
Net loss								(5,749,722)	(5,749,722)
Balance, June 30, 2023	123,587,968	$123,588	1,000	$1	1,950	$2	$33,112,935	$(34,988,126)	$(1,751,600)

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended June 30,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(5,749,722)	$(2,523,277)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for services		77,110	214,125
Stock issued for financing cost		104,515
Amortization of debt discount and deferred financing fees		1,265,893	275,423
Warrants issued for services		62,850	39,045
Warrants and returnable warrants issued for financing		1,823,450	170,210
Financing cost due to conversion price change		(64,033)
Consulting due to conversion price change		185,669
Loss on debt extinguishment upon note conversion, net		361,500	-
Non cash expense		92,787	15,192
Change in operating assets and liabilities:
Accounts receivable		49,867	15,915
Inventories		56,497	56,205
Other current assets		42,071	(104,317)
Accounts payable and accrued liabilities		413,513	(228,551)
Accounts payable and accrued liabilities, related parties		64,876	-
Net cash used in operating activities		(1,213,157)	(2,070,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loan from related party		$40,000
Proceeds from the sale of preferred stock B - net		-	308,200
Proceeds from the sale of Reg A		229,729
Proceeds from the issuance of debt-net		1,805,800	984,808
Proceeds from exercise warrants		276,066	16,000
Repayment of convertible debt		(1,375,128)	-
Net cash provided by financing activities		976,467	1,309,008

NET INCREASE IN CASH AND CASH EQUIVALENTS		(236,690)	(761,022)

Cash and cash equivalents, beginning of year		280,877	1,041,899
Cash and cash equivalents, end of year		$44,187	$280,877

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest		$39,452	$-
Income taxes	$		$-
Summary of Non-Cash Investing and Financing Information:
Debt and warrants discount accounted on convertible notes		$864,713	$931,272
Common stock issued for preferred stock conversion		$6,550	$7,950
Deemed dividend associated with preferred stock B and warrants dilutive adjustment		$1,136,946	$381,310
Stock issued for conversion of debt		$16,088	$-
Stock issued for interest payable		$33,907

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

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $166,656 and $596,331 for the fiscal years ended June 30, 2023 and 2022, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers. All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

●	The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

●	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

●	Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

●	If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

●	Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:

a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.

b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”

●	Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

●	The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers.

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2023 and June 30, 2022, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature

●	For conventional convertible debt where the rate of conversion is below market value, the Company records any BCF intrinsic value as additional paid in capital and related debt discount.

●	When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.1389 per share through June 30, 2023. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of June 30, 2023.

Based on the guidance in ASC 470-20-20, on issuance date the Company determined that a BCF existed, as the effective conversion price for the B Preferred at issuance was less than the fair value of the common stock which the shares of B Preferred are convertible into. A BCF feature based on the intrinsic value of the date of issuances for the B Preferred through June 30, 2022 was approximately $4.4 million. During the year ended June 30, 2023 the Company recorded an additional deemed dividend of approximately $1.1 million in relation to the B Preferred stock and downward price adjustments to certain warrants.

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations.

Equity Issuance Costs

●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	In FY 2023, we had one customer that accounted for 42% of our Gross Sales. One other customer accounted for 29% and two others each accounted for between 7% and 10%. In FY 2022, we had one customer that accounted for over 20% of our Gross Sales. Two other customers each accounted for 16% and four others each accounted for between 8.5% and 9.9%

Vendor Concentration

●	During the year ended June 30, 2023 three vendors accounted for approximately 72% of our costs of goods sold. In the year ended June 30, 2022, four vendors accounted for 92% of our costs of goods sold, one of which individually accounted for 48% of all purchases.

Receivables Concentration

●	As of June 30, 2023, the Company had receivables due from nine customers, one of who accounted for over 56% of the outstanding balance. Three of the others each accounted for between 10% and 14% of the outstanding balance. As of June 30, 2022, the Company had receivables due from six customers, one of who accounted for over 59% of the outstanding balance. One of the remaining five accounted for 13.5% of the outstanding balance and one accounted for 11% of the outstanding balance.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the fiscal years ended June 30, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The adoption of this guidance does not materially impact our financial statements and related disclosures.

●	The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the fiscal year ended June 30, 2023, the Company had an operating and net loss of $5,749,722 and cash flow used in operations of $1,173,157 and an accumulated deficit of $34,988,126.

●

The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout Fiscal 2024 or adequate to satisfy our immediate or ongoing working capital needs.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue.

●	Because the Company has limited sales, no certainty of continuation can be stated. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

●	Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

●	From both public statements observed, and conversations conducted between Nightfood Management and current and former executives from certain global food and beverage conglomerates, it has been affirmed to Management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

●	The Company has experienced no major issues with supply chain or logistics. Order processing function has been normal to date, and its manufacturers have assured the Company that their operations are “business as usual” as of the time of this filing.

4. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for June 30, 2023 and June 30, 2022, respectively.

5. Inventories

●	Inventory consists of the following at June 30, 2023 and June 30, 2022:

	As of	As of
	June 30, 2023	June 30, 2022
Inventory: Finished Goods	$163,644	$165,470
Inventory: Ingredients	63,734	82,625
Inventory: Packaging	48,824	83,436
Total Inventory	$276,202	$331,531

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down.

6. Other current assets

●	Other current assets consist of the following vendor deposits at June 30, 2023 and June 30, 2022.

	June 30, 2023	June 30, 2022
Other Current Assets
Deposits	$92,726	$137,797
TOTAL	$92,726	$137,797

7. Accounts Payable and Accrued liabilities

Other current liabilities consist of the following at June 30, 2023 and June 30, 2022:

	June 30, 2023	June 30, 2022
Interest Payable	$40,779	$4,831
Accounts payable	563,737	229,321
TOTAL	$604,516	$234,152

8. Debt

●	Convertible Notes Payable

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2023:

	Principal ($)	Stock-settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(362,319)			(362,319)
Gain on extinguish of portion of principal		(72,464)		(72,464)
Amortization of debt discount			960,197	960,197
Penalty	181,159			181,159
Conversion price change		1,843,475		1,843,475
Under forbearance Agreement:	58,703	(1,988,402)		(1,929,699)
Cash repayment	(964,500)			(964,500)
Balance at June 30, 2023	-	-	-	-

Below is a reconciliation of the extinguishment of debt relative to the exchange of Returnable Warrants for shares of common stock by the holders:

3,800,000 shares of common stock issued and exchanged for 10,869,566 returnable warrants	$342,000
Loss on conversion price change in December 31, 2022	1,051,801
Stock settled debt	(1,988,402)
Financing charges due to returnable warrants issued	987,060
Principal increased due to penalty	58,703
Loss on extinguishment	$392,459

Amortization expense for the fiscal years ended June 30, 2023 and 2022, totaled $960,197 and $275,423, respectively.

As of June 30, 2023 and June 30, 2022, the unamortized portion of debt discount was $0 and $960,197, respectively.

Interest expense including penalty for the fiscal years ended June 30, 2023 and 2022, totaled $93,324 and $48,309, respectively.

During the fiscal years ended June 30, 2023 and 2022, the Company paid $39,452 and $43,478 to interest.

Mast Hill Promissory Notes (MH Notes)

(a)	Promissory Notes Issued on September 23, 2022

On September 23, 2022, the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal sum of $700,000.00, which amount is the $644,000 actual amount of the purchase price plus an original issue discount in the amount of $56,000. In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 2,800,000 shares of common stock at an exercise price of $0.225, as well as returnable warrants, which may only be exercised in the event that the Company were to default on certain debt obligations, to purchase 7,000,000 shares of common stock at an exercise price of $0.30, in each case subject to adjustment. The Promissory Note may be converted into Company common stock in the event of an event of default under the Promissory Note by the Company.

As a result of the transaction, the Purchasers triggered their “most favored nation” clause which resulted in the Company entering into an MFN Amendment Agreement (the “MFN Agreement”) with the Purchasers (ref: Convertible Notes Issued on December 10, 2021 above) pursuant to which the Purchasers exercised their options under the most-favored nation terms contained in their existing transaction documents with the Company. Pursuant to the MFN Agreement, among other things, (a) the Company issued to each of the Purchasers 5,434,783 5-year Returnable Warrants which may only be exercised in the event that the Company were to default on certain debt obligations at an initial Exercise Price per share of $0.30, (b) the events of default set forth in the Notes were amended to include certain of the Events of Default reflected in the Promissory Note, (c) the conversion price of the Notes was amended so that upon an event of default, the conversion price equaled $0.10, subject to adjustment, (d) the Purchasers are entitled to deduct $1,750 from conversions to cover associated fees, and $750 shall be added to each prepayment to reimburse the Purchasers for administrative fees and (e) the definition of Exempt Issuance in the note was modified to remove certain clauses of the definition.

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

On May 2, 2023, a debtholder converted a total of $49,995, in which $16,088 of principal and $33,907 of interest payable, in exchange for 1,500,000 shares of common stock.

(b)	Promissory Notes Issued on February 5, 2023

On February 5, 2023, the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $619,000.00 (actual amount of purchase price of $526,150.00 plus an original issue discount in the amount of $92,850.00). In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 6,900,000 shares of common stock at an exercise price of $0.10, as well as returnable warrants, which may only be exercised in the event that the Company were to default on certain debt obligations, to purchase 7,000,000 shares of common stock at an exercise price of $0.30, in each case subject to adjustment. The Promissory Note may be converted into Company common stock in the event of an event of default under the Promissory Note by the Company. The Company granted piggy-back registration rights to Mast Hill.

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

(c)	Promissory Notes Issued on February 28, 2023

On February 28, 2023, the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $169,941 (actual amount of purchase price of $136,800 plus an original issue discount in the amount of $24,141). In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 1,790,000 shares of common stock at an exercise price of $0.10, as well as returnable warrants, which may only be exercised in the event that the Company were to default on certain debt obligations, to purchase 1,820,000 shares of common stock at an exercise price of $0.10, in each case subject to adjustment. The Promissory Note may be converted into Company common stock in the event of an event of default under the Promissory Note by the Company. The Company granted piggy-back registration rights to Mast Hill.

The Company paid to J.H. Darbie & Co., Inc. $6,840.00 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $0.12, subject to adjustment. The Company paid to Spencer Clarke LLC warrants to purchase 200,000 shares of common stock at $0.08, warrants to purchase 179,000 shares of common stock at $0.10, and returanable warrants to purchase 182,000 shares of common stock at $0.30, in each case subject to adjustment.

(d)	Promissory Notes Issued on March 24, 2023

On March 24, 2023, the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $169,941 (actual amount of purchase price of $136,800 plus an original issue discount in the amount of $24,141). In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 1,790,000 shares of common stock at an exercise price of $0.10, as well as returnable warrants, which may only be exercised in the event that the Company were to default on certain debt obligations, to purchase 1,820,000 shares of common stock at an exercise price of $0.10, in each case subject to adjustment. The Promissory Note may be converted into Company common stock in the event of an event of default under the Promissory Note by the Company. The Company granted piggy-back registration rights to Mast Hill.

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

(e)	Promissory Notes Issued on April 17, 2023

On April 17, 2023, the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $169,941 (actual amount of purchase price of $136,800 plus an original issue discount in the amount of $24,141). In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 1,790,000 shares of common stock at an exercise price of $0.10, as well as returnable warrants, which may only be exercised in the event that the Company were to default on certain debt obligations, to purchase 1,820,000 shares of common stock at an exercise price of $0.10, in each case subject to adjustment. The Promissory Note may be converted into Company common stock in the event of an event of default under the Promissory Note by the Company. The Company granted piggy-back registration rights to Mast Hill.

The Company paid to J.H. Darbie & Co., Inc. $6,840.00 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $.12, subject to adjustment. The Company paid to Spencer Clarke LLC a cash fee of $13,680 plus warrants to purchase 200,000 shares of common stock at $.08, warrants to 179,000 shares of common stock at $.10, and returnable warrants to 182,000 shares of common stock at $.10, in each case subject to adjustment.

(f)	Promissory Notes Issued on June 1, 2023

On June 1, 2023 the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $200,000 (actual amount of purchase price of $170,000 plus an original issue discount in the amount of $30,000). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note: (a) Sean Folkson, the Company’s Chairman of the Board and Chief Executive Officer, pursuant to a Pledge Agreement dated the Effective Date (the “Pledge Agreement”), pledged to Mast Hill, and granted to Mast Hill a security interest in, all common stock and common stock equivalents of the Company owned by Mr. Folkson; (b) the Company, Nightfood Inc. and MJ Munchies, Inc., each wholly-owned subsidiaries of the Company (collectively, the “Subsidiaries” and with the Company, the “Debtors”) entered into a Security Agreement dated the Effective Date (the “Security Agreement”), pursuant to which each of the Debtors granted Mast Hill a perfected security interest in all of their property to secure the prompt payments, performance and discharge in full of all of the Debtors’ obligations under the Note and the other transaction documents entered into in connection with the Purchase Agreement and the Note (the “Transaction Documents”); (c) The Subsidiaries entered into a Subsidiary Guarantee dated the Effective Date (the “Guarantee”), pursuant to which the Subsidiaries unconditionally and irrevocably guaranteed to Mast Hill the prompt and complete payment and performance by the Company and the Subsidiaries when due, of the obligations under the Transaction Documents.

The Company paid to (a) J.H. Darbie & Co., Inc. 298,875 warrants at an exercise price of $0.05688 per share pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement. The Company paid to (b) Spencer Clarke LLC 1,111,110 warrants at an exercise rice of $.033, in each case subject to adjustment.

The maturity date of the MH Notes are the 12-month anniversary of the Issuance Date, and are the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable.

 Fourth Man, LLC Promissory Notes (Forth Man Notes)

Promissory Notes Issued on June 29, 2023

On June 29, 2023, the Company the Company entered into a Securities Purchase Agreement and issued and sold to Fourth Man, LLC (“Fourth Man”), a Promissory Note (the “Note”) in the principal amount of $65,000.00 (actual amount of purchase price of $55,250 plus an original issue discount in the amount of $9,750). In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase 600,000 shares of common stock at an exercise price of $0.10 and 1,969,697 shares of Common Stock as commitment shares, 1,477,272 of which shall be cancelled and returned to the Company’s treasury upon repayment of the Note on, or prior to, the date that is 180 calendar days after the date of the Agreement; and (b) granted piggy-back registration rights to Fourth Man.

The Company paid to J.H. Darbie & Co., Inc. $2,763 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 23,021 shares of common stock at $.10, subject to adjustment. The Company issued Spencer Clarke LLC warrants to purchase 618,079 shares of common stock at $.033, in each case subject to adjustment.

The maturity date of the Note is the 12-month anniversary of the Effective Date, and is the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable.

The Company evaluated all of the associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

In accordance with ASC 470- Debt, the proceeds of issuance is first allocated among the convertible instrument and the other detachable instruments based on their relative fair values.

Below is a reconciliation of the above debts (Mast Hills Notes and Fourth Mann Notes) as presented on the Company’s balance sheet as of June 30, 2023:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued	2,066,823		2,066,823
Principal converted to common stock	(16,088)		(16,088)
Debt discount associated with Promissory notes		(864,713)	(864,713)
Amortization of debt discount		305,696	305,696
Balance at June 30, 2023	$2,050,735	$(559,016)	$1,491,719

Amortization expense for the fiscal year ended June 30, 2023 and 2022, totaled $305,696 and $0, respectively.

As of June 30, 2023 and June 30, 2022, the unamortized portion of debt discount was $559,016 and $0, respectively.

Interest expense for the fiscal year ended June 30, 2023 and 2022, totaled $74,686 and $0, respectively.

As of June 30, 2023 and June 30, 2022, the interest payable was $40,779 and $0, respectively.

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

●	The Company had 123,587,968 and 91,814,484 shares of its $0.001 par value common stock issued and outstanding as of June 30, 2023 and June 30, 2022 respectively.

●	The Company had 1,950 and 3,260 shares of its B Preferred issued and outstanding as of June 30, 2023 and June 30, 2022 respectively.

During the Fiscal Year ended June 30, 2023:

●	The Company issued an aggregate of 532,859 shares of its common stock for services valued at $77,110.

●	The Company issued 2,469,697 shares of its common stock as financing cost valued at $104,515.

●	The Company issued an aggregate of 6,549,128 shares of its common stock for cashless exercise of 4,928,260 original issued stock purchase warrants.

●	The Company sold 467,950 units at $0.50 per unit, consisting with 1,871,800 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $229,729.

●	The Company issued 3,800,000 shares of its common stock in exchange for the return of 10,869,566 returnable warrants.

●	The Company issued 2,750,000 shares of its common stock in exchange for the return of 2,750,000 stock purchase warrants.

●	Holders of the B Preferred converted 1,310 shares of Series B Preferred Stock into 6,550,000 shares of its common stock.

●	The Company issued an aggregate of 5,750,000 shares of its common stock for cash exercise of 5,750,000 original issued stock purchase warrants. The Company received net proceeds of $276,066.

●	The Company issued 1,500,000 shares of common stock as consideration for convertible debt in the principal amount of $16,088 and in the accrued interest payable of $33,907, with a fair value of $91,500.

During the Fiscal Year ended June 30, 2022:

●	The Company issued 848,325 shares of common stock for services with a fair value of $214,125.

●	The Company issued 1,600,000 shares of common stock from the exercise of warrants with a fair value of $16,000

●	The Company issued 8,700,000 as the result of converting Preferred Class B

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

The Company had 1,000 and 1,000 shares of the Series A Stock issued and outstanding as of June 30, 2023, and June 30, 2022, respectively.

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

During the fiscal year ended June 30, 2023, holders of the B Preferred Stock converted 1,310 shares of B Preferred Stock into 6,550,000 shares of its common stock. During the fiscal year ended June 30, 2022, holders of the B Preferred Stock converted 1,740 shares of B Preferred Stock into 8,700,000 shares of its common stock.

The Company had 1,950 and 3,260 shares of its B Preferred Stock issued and outstanding as of June 30, 2023, and June 30, 2022, respectively.

Dividends

The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2022 and 2021, upon issuance of a total of 335 and 4,665 shares of B Preferred, respectively, the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the B Preferred, pursuant to which each share of B Preferred is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,431,387.  The beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the B Preferred was classified as equity. During the year ended June 30, 2023 the Company recorded an additional deemed dividend of $1,136,946, fully amortized on the transaction dates, in relation to the B Preferred stock and downward price adjustments to certain warrants.

10. Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants.

During the fiscal year ended June 30, 2022, holders of the Company’s B Preferred converted 1,740 shares of B Preferred into 8,700,000 shares of its common stock, along with 8,700,000 warrants issued to those holders with an adjusted exercise price of $0.13796 as of June 30, 2023 ($0.2919 per share – June 30, 2022).  Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which could increase or decrease the exercise price in in the future.

During the fiscal year ended June 30, 2022, 4,000,000 warrants were issued to the holder of outstanding convertible notes with an initial exercise price of $0.25 per share, and 878,260 warrants issued to the placement agent with an initial exercise price of $0.25 per share. The Company valued these warrants using the Black Scholes model utilizing a 143.39% volatility and a risk-free rate of 1.25%. In addition, 167,500 warrants issued to the placement agent with an initial exercise price of $0.20 per share and 167,500 warrants issued to the placement agent with an initial exercise price of $0.30 per share. The Company valued these warrants using the Black Scholes model utilizing a 148.06% volatility and a risk-free rate of 0.83%.

During the fiscal year ended June 30, 2022, the Company entered into a warrant agreement with one of the Company’s Directors issuing 100,000 warrants at a strike price of $0.2626 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 151.07% volatility and a risk-free rate of 0.79%.

During the fiscal year ended June 30, 2022, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with Mr. Folkson, issuing 400,000 warrants at a strike price of $0.30 having a term of one year. The Company valued these warrants using the Black Scholes model utilizing a 107.93% volatility and a risk-free rate of 0.50%.

During the fiscal year ended June 30, 2023, holders of the Company’s B Preferred converted 1,310 shares of B Preferred into 6,550,00 shares of its common stock, along with 6,550,000 warrants issued to those holders with an adjusted exercise price of $0.13796 as of June 30, 2023. Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which could increase or decrease the exercise price in in the future.

During the fiscal year ended June 30, 2023, 2,800,000 warrants were issued to the holder of an outstanding promissory note with an initial exercise price of $0.225 per share, 280,000 warrants were concurrently issued to the Placement Agent with an initial exercise price of $0.225, and a further 119,260 warrants were issued to the Placement Agent with initial exercise price of $0.27 per share. The Company valued these warrants using the Black Scholes model utilizing a 122.42% volatility and a risk-free rate of 3.91%. On October 4, 2022, the Company and the Placement Agent entered into an Addendum to amend their Letter of Engagement to cancel compensatory warrants to purchase 280,000 shares of common stock of the Company and to cancel returnable compensatory warrants to purchase 700,000 shares of Common Stock of the Company for a one time cash payment of $35,000 and the issuance of 500,000 shares of Common Stock in full satisfaction of compensation earned.

During the fiscal year ended June 30, 2023 the Company issued a cumulative 12,870,000 warrants to the holder of outstanding promissory notes, 19,460,000 returnable warrants (which warrants are cancelable in full should the notes be repaid in full on or before maturity), 4,875,189 placement agent warrants, 546,000 returnable placement agent warrants (which warrants are cancelable in full should the notes be repaid in full on or before maturity) and 831,386 warrants to JH Darbie. The warrants were issued at initial exercise prices between $0.033 and $0.12 per share and valued on issuance dates with the Black Scholes model utilizing a volatility from 111.36% and 112.33% and a risk-free rate from 3.41% and 4.18%.

During the fiscal year ended Juen 30, 2023, the Company issued an aggregate of 6,549,128 shares of its common stock for the cashless exercise of 4,928,260 original issued stock purchase warrants.

During the fiscal year ended June 30, 2023, the Company entered into a warrant agreement with one of the Company’s Directors for the issuance of 100,000 warrants at a strike price of $0.125 having a term of five years. The Company valued these warrants using the Black Scholes model utilizing a 121.75% volatility and a risk-free rate of 4.06%.

During the fiscal year ended June 30, 2023, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with Mr. Folkson, issuing 400,000 warrants at a strike price of $0.30 having a term of one year. The Company valued these warrants using the Black Scholes model utilizing a 103.60% volatility and a risk-free rate of 4.30%.

During the fiscal year ended June 30, 2023 the Company issued 1,871,800 warrants to various subscribers under its Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) pursuant to which the Company is offering up to 5,000,000 units at a price of $0.50 per unit, each unit consisting of 4 shares of common stock and 4 common stock purchase warrants (“Unit”) for exercise at at a strike price per Share equal to 125% of the price per share of common stock, or $0.15625 per share with a term of 2 years.

During the fiscal year ended June 30, 2023, the Company issued an aggregate of 5,750,000 shares of its common stock for cash exercise of 5,750,000 original issued stock purchase warrants. The Company received net proceeds of $276,066. In addition, the Company issued an aggregate of 6,900,000 replacement warrants to investors and placement agents in conjunction with the cash exercise of 6,900,000 warrants at $.05, resulting in gross proceeds to the Company of $345,000. The warrants were issued at initial exercise prices between $0.05 and $0.125 per share and valued on issuance dates with the Black Scholes model utilizing a volatility from 110.80% and 111.31% and a risk-free rate from 3.69% and 4.27%.

During the fiscal year ended June 30, 2023, the Company issued to 1,000,000 retainer warrants under Amendment and Addendum to Letter of Engagement agreement at a strike price of $.033. The warrants included a provision for cashless exercise and carried a 5 years term. The Company valued these warrants using the Black Scholes model utilizing a 113.71% volatility and a risk-free rate of 3.69%. The Company recorded the retainer warrants into consulting expenses.

During the fiscal year ended June 30, 2023,  the Warrant Exchange Agreement, among other things, SC exchanged an aggregate of 16,181,393 of its existing warrants in the Company issued to it in 2021, originally with exercise prices ranging from $0.2 to $0.3, which had, as per the terms of the original warrants, adjusted to exercise prices of $.0747 as of calculations completed in February 2023 for the Company’s 10Q filing for the fiscal quarter ended December 31, 2022, for a like amount of new warrants to purchase Company common stock at a price per share capped at $0.0747 (the “New Warrants”).

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

The aggregate intrinsic value of the warrants as of June 30, 2023 is $4,215,000 The aggregate intrinsic value of the warrants as of June 30, 2022 was $11,650.

Exercise Price	June 30, 2022	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	June 30, 2023
$0.03333		2,729,189	68,206,752						70,935,941
$0.0500		575,000	(575,000)						-
$0.05688		298,875	(298,875)						-
$0.0747					16,181,392				16,181,392
$0.0800		600,000	(600,000)						-
$0.1000		14,739,021	(14,139,021)						600,000
$0.1200		390,230	(390,230)						-
$0.1250		6,425,000	(6,325,000)						100,000
$0.1380			23,147,255						23,147,255
$0.1500	500,000						(500,000)		-
$0.1563		1,871,800							1,871,800
$0.2000	2,417,500				(2,417,500)				-
$0.2250		2,800,000		(2,800,000)					-
$0.2500	4,878,260			(2,128,260)	(2,750,000)				-
$0.2626	100,000								100,000
$0.2700		119,260	(119,260)						-
$0.2919	10,950,000		(8,532,500)		(2,417,500)				-
$0.3000	400,000	19,606,522	(2,586,956)	(5,750,000)	(10,869,566)		(400,000)		400,000
$0.5000	500,000								500,000
	19,745,760	50,154,897	57,787,165	(10,678,260)	(2,273,174)	-	(900,000)	-	113,836,388

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

During the fiscal year ended June 30, 2023, the Company issued accumulative 12,460,000 returnable warrants to the Purchasers of certain convertible notes issued after September 2022, and accumulative 546,000 returnable warrants to the Placement Agent. Any expense related to such warrants will be recorded in a future reporting period and only in the event the Company defaults on certain debt obligations. These returnable warrants initially valued using the Black Scholes model with a volatility of  between 111.36% and 112.33% and a risk-free rate of between 3.67% and 3,91% resulting in contingent expenses to be recorded as additional financing costs in the cumulative amount of $809.800, which amount will be recorded in a future reporting period, only in the event the Company defaults on certain debt obligations.

11. Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At June 30, 2023 and June 30, 2022 , the Company had no outstanding derivative liabilities.

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	CEO Sean Folkson has a twelve-month consulting agreement which went into effect on January 1, 2022, and continues on a monthly basis, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $0.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $0.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded warrants with a strike price of $0.50 should the Company exceed $500,000 in non-traditional retail channel revenue during the term of the agreement, and should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the term of the Agreement. As of June 30, 2023, those conditions were not met and therefore nothing was accrued related to this arrangement.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

13. Related Party Transactions

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $72,000 is reflected in professional fees for the fiscal years ending June 30, 2023 and 2022. At June 30, 2023 and June 30, 2022 respectively, Mr. Folkson was owed $33,000 and $0 in unpaid consulting fees which amounts are included on the balance sheets in accounts payable and accrued liabilities- related party.

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

Mr. Folkson was owed $41,876 which amounts are included on the balance sheets in accounts payable and accrued liabilities- related party.

The Company intends to use the proceeds from the Folkson Note for working capital.

●	In addition, at June 30, 2023 and 2022, respectively, there was $27,000 and $0 in unpaid directors fees which amounts are included on the balance sheets n accounts payable and accrued liabilities- related party.

14. Income Tax

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2023	2022
Statutory U.S. federal rate	(21.00)%	(21.00)%
State income taxes (net of federal tax benefit)	(6.50)%	(6.50)%
Permanent differences	20.6%	11.9%
Valuation allowance	(35.1)%	(26.4)%
	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	June 30,
	2023		2022
Deferred tax assets:
Net operating loss carry-forwards		$4,591,840	2,573,365

Valuation allowance		$(4,591,840)	(2,573,365)
Net deferred tax asset	$		$-

At June 30, 2023 the Company had estimated U.S. federal net operating losses of approximately $21,533,500, for income tax purposes. $2,614,000 will expire between 2031 and 2037 while the balance of the tax operating loss can be carried forward indefinitely, they are limited in any single year to 80% of taxable income. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2023 was an increase of $2,018,500. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2023 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

The Company has not filed its federal and state income tax returns for the fiscal years ended June 30, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, however it believes due to the reported losses there is no material liability outstanding.

15. Subsequent Events

●	On August 31, 2023, Nightfood Holdings, Inc. (the “Company”) consummated the transactions pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of August 28, 2023 (the “Effective Date”) and issued and sold to Fourth Man, LLC (“Fourth Man”), a Promissory Note (the “Note”) in the principal amount of $60,000.00 (actual amount of purchase price of $51,000 plus an original issue discount (“OID”) in the amount of $9,000). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note, the Company: (a) issued to Fourth Man (i) returnable common stock purchase warrants (the “Warrants”) exercisable into an aggregate of 650,000 shares of the common stock, par value $0.001 per share, of the Company (the “Common Stock”) and (ii) 3,333,333 shares of Common Stock as commitment shares (the “Commitment Shares”), 1,666,667 of which shall be cancelled and returned to the Company’s treasury upon repayment of the Note on, or prior to, the date that is 180 calendar days after the date of the Agreement; and (b) granted piggy-back registration rights to Fourth Man.

The Company paid to (a) J.H. Darbie & Co., Inc. $2,550 in cash fees plus 21,250 warrants at an exercise price of $0.10 per share (the “Darbie Warrants”)) pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement.

●	On July 7, 2023, the Company issued 4,800,000 common stock purchase warrants to Spencer Clarke LLC as retainer for Placement Agent services.

●	On October 6, 2023, Nightfood Holdings, Inc. (the “Company”) consummated the transactions pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of October 5, 2023 (the “Effective Date”) and issued and sold to Mast Hill Fund, L.P. (“Mast Hill”), a Promissory Note (the “Note”) in the principal amount of $62,000.00 (actual amount of purchase price of $52,700 plus an original issue discount (“OID”) in the amount of $9,300).

Mast Hill has the right, at any time on or following the date that an Event of Default occurs to convert all or any portion of the then outstanding and unpaid Principal Amount and interest, to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into Common Stock, at a conversion price of $0.033, subject to customary adjustments as provided in the Note for stock dividends and stock splits, rights offerings, pro rata distributions, fundamental transactions and dilutive issuances.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2023 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2023, our internal control over financial reporting was not effective due to a lack of resources.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors are as follows:

Name	Age	Position(s)
Sean Folkson	54	President, Chief Executive Officer and Director
Thanuja Hamilton, MD	52	Director
Nisa Amoils	53	Director
Thomas Morse	54	Director

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

CORPORATE GOVERNANCE

Board of Directors

During Fiscal year 2023 there was no change in the composition of our Board of Directors.

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

Based on our review of the copies of such forms received by us, and to the best of our knowledge, for the fiscal year ended June 30, 2023, each director inadvertently failed to timely file a Form 4, in each case related to a single transaction consisting of nominal equity compensation.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash annual remuneration of our CEO and director during our past two fiscal years:

Name and Principal Position	Year(1)	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Sean Folkson,*	2023	$0	$0	$0	$0	$0	$0	$76,800		$76,800
CEO	2022	$0	$0	$0	$0	$0	$0	$72,000	[1]	$72,000

(1)	“2023” represents the fiscal year ended June 30, 2023 and “2022” represents the fiscal year ended June 30, 2022.

*	Mr.Folkson’s fee of $6,000 monthly began accruing on January 1, 2015. Prior to that, Mr. Folkson had worked for the Company for several years and had never taken any fees or salary. Although the accrual began on January 1, 2015, the first payment was not made until November 28, 2017, at which time Folkson had worked for 35 months under the Agreement without any payments having been made. For the fiscal year ended June 30, 2023, Mr. Folkson invoiced $72,000 of total compensation, but $33,000 of that remained unpaid as of June 30, 2023. As of the time of this filing, Mr. Folkson has $51,000 in total consulting fees that remain unpaid. On February 4, 2023 Mr. Folkson received a stock purchase warrant for the purchase of 400,000 shares at $0.30 for a term of one year valued at $4,800.

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal year ended June 30, 2023 to our named executive officers. We have no stock options outstanding.

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

The following table below sets forth the compensation earned by our non-employee directors for service on our Board of Directors during the year ended June 30, 2023:

Name	Fees earned or paid in cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Thanuja Hamilton, MD	$12,000	$14,640		–	–	–	–		$26,640
Nisa Amoils	$12,000		$		–	–	10,500	(1)	$22,500
Thomas Morse	$12,000	$14,962			–	–	–		$26,962

(1)	Represents a 5-year warrant to purchase 100,000 shares of common stock with an exercise price of $0.1250.

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

In exchange for an agreement to lock up Mr. Folkson’s shares, he received warrants to acquire 400,000 shares of Company common stock on February 4, 2023, at a strike price of $.30, and with a term of 12 months from the date of that agreement. The warrants include a provision for cashless exercise and will expire if not exercised within the twelve-month term.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of October 13, 2023 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the Securities and Exchange Commission; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before December 12, 2023 (60 days after October 13, 2023) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. The percentage of common stock beneficially owned is based on 126,921,301 shares issued and outstanding as of October 13, 2023 Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Unless otherwise indicated, the address for each person listed below is:

c/o Nightfood Holdings, Inc.,

520 White Plains Road – Suite 500,

Tarrytown, NY 10691.

Name and address of owner	Amount owned		Percent of class

Sean Folkson	17,176,644	(1)	13.53%
Nisa Amoils	200,000	(2)	*
Thanuja Hamilton	149,671		*
Tom Morse	216,494		*
All officers and directors as a group (4 person)	17,742,809		13.98%

*	Less than 1%.

(1)	Does not include 1,000 shares of our Series A Preferred Stock Mr. Folkson beneficially owns, which votes with the common stock and has an aggregate of 100,000,000 votes. Does include 400,000 warrants with a strike price of $0.30, and option for cashless exercise, which expire on February 4, 2023.

(2)	Represents shares underlying common stock purchase warrants.

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

A consulting agreement exists between Mr. Folkson and the Company, whereby Mr. Folkson receives $6,000 in consulting fees each month, beginning January, 2015. In June of 2018, the Company entered into a new consulting agreement with Folkson, which included a modified compensation structure. The new Consulting Agreement contains the identical cash compensation allowance of $6,000 monthly. In addition, Folkson would earn Warrants with a strike price of $.50 when the Company hit certain revenue milestones. A similar agreement was entered into by the parties with a term starting on January 1, 2022.

In addition, in December, 2017, Folkson elected to purchase 80,000 warrants to acquire shares of NGTF stock with a strike price of $.20 and a term of 36 months. To acquire these warrants Folkson paid $.15 per warrant, totaling $12,000, treated as a $12,000 reduction to the amount owed to Folkson.

On January 30, 2023, we entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants with Mr. Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson is the direct or indirect owner of 16,776,644 shares of the Company’s common stock (the “Shares”), and Mr. Folkson has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2024. The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement previously in place between the Company and Mr. Folkson, which expired in accordance with its terms on February 4, 2023. The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company common stock at an exercise price of $.30 per share, which warrants carry a twelve-month term and a cashless provision, and will expire if not exercised within the twelve month term.

Other than the above transactions, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 Regulation S-K. The Company is currently not a subsidiary of any company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended June 30, 2023 with management and have reviewed related written disclosures of Gries and Associates LLC, our independent accountants of the matters required to be discussed by SAS 114 with respect to those statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended June 30, 2023.

We have also reviewed the various fees that we paid or accrued to Gries and Associates LLC during the years ended June 30, 2023 and 2022, for rendered services in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

Audit Fees

The aggregate fees billed for the fiscal years ended June 30, 2023 and 2022 for professional services rendered by the principal accountants for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $35,000 and $28,500 respectively.

Audit-Related Fees

During the fiscal year ended June 30, 2022, the Company incurred $10,000 in audit-related fees for the review and filing of our Regulation A Offering Statement in June, 2022.   During the year ended June 30, 2023 there were no similar costs incurred.

Tax Fees

For the fiscal years ended June 30, 2023 and 2022, for professional services related to tax compliance, tax advice, and tax planning work by our principal accountants, we incurred expenses of $0 and $0 respectively.

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

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
4.2	Form of Warrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.3	Common Stock Purchase Warrant dated September 23, 2022 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
4.4	Common Stock Purchase Warrant, Returnable, dated September 23, 2022 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.1	Lease Receipt and terms and conditions (Incorporated by reference to Exhibit 10.2 the Registrant’s Annual Report on Form 10-K for Fiscal Year ended June 30, 2017)
10.2	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
10.3	Settlement and Exchange Agreement between the Registrant and Eagle (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
10.4	Letter of Engagement between the Registrant and SC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
10.5	Consulting Agreement with Sean Folkson (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2020)
10.6	Agreement For Shareholder Lock-Up And Acquisition Of Warrants with Sean Folkson (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 20, 2021)
10.7	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.8	Form of 8% Original Issue Discount Senior Secured Promissory Notes (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.9	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.10	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.11	Form of Pledge Agreement (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.12	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.13	Form of Guarantee (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2021)
10.14	Securities Purchase Agreement dated September 23, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.15	Promissory Note dated September 23, 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)

35

Exhibit No.	Description
10.16	Most Favored Nation Amendment dated September 23, 2022 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.17	Subordination Agreement dated September 22, 2022 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022)
10.18	Finder’s Fee Agreement with JH Darbie & Co., dated as of August 22, 2022 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 28, 2022 as amended)
10.19	Lock-Up Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2023)
10.20	Forbearance and Exchange Agreement dated February 4, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.21	Securities Purchase Agreement dated February 5, 2023 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.22	Promissory Note dated February 5, 2023 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.23	First Common Stock Purchase Warrant dated February 5, 2023 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.24	Second Common Stock Purchase Warrant dated February 5, 2023 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.25	Promissory Note with Sean Folkson dated February 7, 2023 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2023)
10.26	Form of Warrant Amendment and Exercise Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.27	Exchange and Amendment Agreement with Puritan Partners LLC and Verition Multi-Strategy Master Fund Ltd. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.28	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.29	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.30	First Common Stock Purchase Warrant with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.31	Second Common Stock Purchase Warrant with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2023)
10.32	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2023)
10.33	Promissory Note with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2023)
10.34	First Common Stock Purchase Warrant with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2023)
10.35	Second Common Stock Purchase Warrant with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2023)

36

Exhibit No.	Description
10.36	Securities Purchase Agreement with Mast Hill Fund, L.P. dated April 17, 2023
10.37	Promissory Note with Mast Hill Fund, L.P. dated April 17, 2023
10.38	First Common Stock Purchase Warrant with Mast Hill Fund, L.P. dated April 17, 2023
10.39	Second Common Stock Purchase Warrant with Mast Hill Fund, L.P. dated April 17, 2023
10.40	Securities Purchase Agreement with Mast Hill Fund, L.P. dated April 17, 2023
10.41	Promissory Note with Mast Hill Fund, L.P. dated June 1, 2023
10.42	Pledge Agreement among Sean Folkson, Nightfood Holdings, Inc., and Mast Hill Fund, L.P. dated June 1, 2023
10.43	Security Agreement with Mast Hill Fund, L.P. dated June 1, 2023
10.44	Subsidiary Guarantee with Mast Hill Fund, L.P. dated June 1, 2023
10.45	Securities Purchase Agreement with Fourth Man, LLC dated June 29, 2023
10.46	Promissory Note with Fourth Man, LLC dated June 29, 2023
10.47	Common Stock Purchase Warrant issued to Fourth Man, LLC dated June 29, 2023
10.48	Letter of Engagement between the Registrant and SC dated July 7, 2023
10.49	Common Stock Purchase Warrant issued to SC dated July 7, 2023
10.50	Securities Purchase Agreement with Fourth Man, LLC dated August 28, 2023
10.51	Promissory Note with Fourth Man, LLC dated August 28, 2023
10.52	Common Stock Purchase Warrant issued to Fourth Man, LLC dated August 28, 2023
10.53	Securities Purchase Agreement with Mast Hill, L.P. dated October 6, 2023
10.54	Promissory Note with Mast Hill, LP dated October 6, 2023
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (333-256548) filed with the Commission on May 27, 2021)
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
32.1	Section 1350 certification of Chief Executive Officer
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

37

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nightfood Holdings, Inc.

October 13, 2023	By:	/s/ Sean Folkson
Sean Folkson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Sean Folkson	President, Chief Executive Officer and Chairman	October 13, 2023
Sean Folkson	(principal executive, financial and accounting officer)

/s/ Nisa Amoils	Director	October 13, 2023
Nisa Amoils

/s/ Thanuja Hamilton	Director	October 13, 2023
Thanuja Hamilton

/s/ Tom Morse	Director	October 13, 2023
Tom Morse