Form 10-Q
period 2023-09-30
NightFood Holdings, Inc.
filed 2023-12-29
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

At December 27, 2023, the issuer had 127,221,301 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and June 30, 2023	2
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2023 and 2022	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 25

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2023	2023
ASSETS

Current assets:
Cash	$5,424	$44,187
Accounts receivable (net of allowance of $0 and $0, respectively)	30,281	33,396
Inventory	160,756	276,202
Other current asset	38,416	92,726
Total current assets	234,877	446,511

Total assets	$234,877	$446,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$698,260	$604,516
Accounts payable and accrued liabilities - related party	132,701	101,876
Convertible notes payable - net of discounts	1,745,100	1,491,719
Total current liabilities	2,576,061	2,198,111

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	1	1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	2	2
Common stock, $0.001 par value, 200,000,000 shares authorized 126,921,301 and 123,587,968 issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	126,921	123,588
Additional paid in capital	33,973,831	33,112,935
Accumulated deficit	(36,441,939)	(34,988,126)
Total Stockholders’ Equity (Deficit)	(2,341,184)	(1,751,600)
Total Liabilities and Stockholders’ Equity (Deficit)	$234,877	$446,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2023	September 30, 2022

Revenues, net of slotting and promotion	$8,470	$79,970

Operating expenses
Cost of product sold	57,580	125,121
Advertising and promotional	(7,131)	37,166
Selling, general and administrative	160,011	126,341
Professional fees	223,200	349,949
Total operating expenses	433,660	638,577

Loss from operations	425,190	558,607

Other (income) and expenses
Interest expense – Amortization of debt discount	212,259	544,545
Interest expense – debt	43,693	22,946
Interest expense – financing cost	751,900	132,983
Loss (Gain) on debt extinguishment	-	(57,971)
Total other (income) and expenses	1,007,852	642,503

Provision for income tax	-	-

Net loss	$(1433,042)	$(1,201,110)

Deemed dividend on Series B Stock	20,771	345,462
Net loss attributable to common stockholders	$(1,453,813)	$(1,546,572)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	124,783,621	92,713,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nightfood Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2023	123,587,968	$123,588	1,000	$1	1,950	$2	$33,112,935	$(34,988,126)	$(1,751,600)

Common stock issued as financing cost	3,333,333	3,333					46,667		50,000
Issuance of warrants							84,230		84,230
Warrants issued associated with Promissory Notes							9,878		9,878
Warrants issued as financing cost							699,350		699,350
Deemed dividends associated with warrant related dilutive adjustments							20,771	(20,771)	-
Net loss								(1,433,042)	(1,433,042)
Balance, September 30, 2023	126,921,301	$126,921	1,000	$1	1,950	$2	$33,973,831	$(36,441,939)	$(2,341,184)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2022	91,814,484	$91,814	1,000	$1	3,260	$3	$28,275,216	$(28,101,458)	$265,576

Common stock issued for services	100,000	100					19,910		20,010
Common stock from conversion	4,050,000	4,050			(810)	(1)	(4,049)		-
Discount on issuance of convertible notes							290,070		290,070
Warrants issued and dilutive warrant adjustment as financing cost							65,783		65,783
Deemed dividends associated with related dilutive warrant adjustments							345,462	(345,462)	-
Warrants dilutive adjustment as consulting fees							108,126		108,126
Net loss								(1,201,110)	(1,201,110)
Balance, September 30, 2022	95,964,484	$95,964	1,000	$1	2,450	$2	$29,100,518	$(29,648,030)	$(451,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,433,042)	$(1,201,110)
Adjustments to reconcile net loss to net cash used in operations activities:
Stock issued for financing cost	50,000	20,010
Amortization of debt discount and deferred financing fees	212,259	544,545
Warrants issued for services	84,230	108,126
Warrants and returnable warrants issued for financing	699,350	65,783
Impairment of inventory	113,196	-
Write down of other current assets	46,130	-
Stock payable for services	-	4,041
Loss on debt extinguishment upon note conversion, net	-	(57,971)
Change in operating assets and liabilities:
Accounts receivable	3,115	(36,723)
Inventories	2,250	(101,657)
Other current assets	8,180	31,052
Accounts payable and accrued liabilities	93,744	200,294
Accounts payable and accrued liabilities, related parties	30,825	9,000
Net cash used in operating activities	(89,763)	(414,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt-net	51,000	644,000
Repayment of convertible debt	-	(289,855)
Net cash provided by financing activities	51,000	354,145

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,763)	(60,465)

Cash and cash equivalents, beginning of year	44,187	280,877
Cash and cash equivalents, end of year	$5,424	$220,412

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$28,180
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Debt and warrants discount accounted on convertible notes	$9,878	$290,070
Common stock issued for preferred stock conversion	$-	$4,050
Deemed dividend associated with preferred stock B and warrants dilutive adjustment	$-	$345,462

The accompanying notes are an integral part of these consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Nightfood Holdings, Inc. (“we”, “us”, “the Company” or “Nightfood”) is a Nevada corporation incorporated on October 16, 2013 to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation from its sole shareholder, Sean Folkson. All of our operations are conducted through our subsidiary Nightfood, Inc. We are also the sole shareholder of MJ Munchies, Inc., which owns certain intellectual property but does not have any operations as of the period covered by these financial statements.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three months ended September 30, 2023, and 2022, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2023, and 2022, respectively, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the United States Securities and Exchange Commission on October 13, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of results for the entire year ending June 30, 2024.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of sales during the period spoilage is incurred. The Company has no minimum purchase commitments with its vendors. During the three months ended September 30, 2023 the Company wrote down inventory balances by $113,196 as a result of damage, loss and spoilage.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of ($7,131) and $37,166 for the three months ended September 30, 2023 and 2022, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers. All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

●	The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

●	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

●	Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

●	If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

●	Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:

a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.

b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”

●	Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

●	The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers.

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2023 and June 30, 2023, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature

●	For conventional convertible debt where the rate of conversion is below market value, the Company records any BCF intrinsic value as additional paid in capital and related debt discount.

●	When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.1324 per share through September 30, 2023. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of September 30, 2023.

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

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations.

Equity Issuance Costs

●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	In the three-month period ended September 30, 2023, we had one customer which accounted for more than 10% of gross sales. During the three months ended September 30, 2022, the Company had five customers each accounting for sales exceeding 10% of the gross sales.

Vendor Concentration

●	In the three-month period ended September 30, 2023, one vendor accounted for more than 10% of our costs of goods sold. During the three-month period ended September 30, 2022, one vendor accounted for more than 10% of our costs of goods sold.

Receivables Concentration

●	As of September 30, 2023, the Company had receivables due from nine customers. One accounted for 53% of the total balance, and three of the others each accounted for between 10% and 14% of the outstanding balance. As of June 30, 2023, the Company had receivables due from nine customers, one of who accounted for over 56% of the outstanding balance. Three of the others each accounted for between 10% and 14% of the outstanding balance.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three months ended September 30, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The adoption of this guidance does not materially impact our financial statements and related disclosures.

●	The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has limited operating history and relatively few sales, no certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended September 30, 2023, the Company had an operating and net loss of $1,433,042, cash flow used in operations of $89,763 and an accumulated deficit of $36,441,939.

●

The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout fiscal year 2024 or adequate to satisfy our immediate or ongoing working capital needs. We are currently in default with respect to the terms of several of our convertible notes payable.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. Additionally, management is investing the acquisition of additional revenue generating assets through the issuance of debt and/or equity to further assist the Company’s growth initiatives.

●	Because the Company has limited sales, no certainty of continuation can be stated. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

●	Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

●	From both public statements observed, and conversations conducted between Nightfood management and current and former executives from certain global food and beverage conglomerates, it has been affirmed to management that there is increased strategic interest in the nighttime nutrition space as a potential high-growth opportunity, partially due to recent declines in consumer sleep quality and increases in at-home nighttime snacking.

●	The Company has experienced no major issues with supply chain or logistics. Order processing function has been normal to date, and its manufacturers have assured the Company that their operations are “business as usual” as of the time of this filing.

4. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s ice cream. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for September 30, 2023 and September 30, 2022, respectively.

5. Inventories

●	Inventory consists of the following at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Inventory: Finished Goods	$124,241	$163,644
Inventory: Ingredients	28,193	63,734
Inventory: Packaging	8,322	48,824
Total Inventory	$160,756	$276,202

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down. During the three months ended September 30, 2023 the Company wrote down inventory balances totaling $113,196 as a result of inventory damage and spoilage.

6. Other current assets

●	Other current assets consist of the following vendor deposits at September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
Other Current Assets
Prepaid expenses	$9,020	$-
Deposits	29,396	92,726
TOTAL	$38,416	$92,726

7. Accounts Payable and Accrued liabilities

Other current liabilities consist of the following at September 30, 2023 and June 30, 2023:

	September 30, 2023	June 30, 2023
Interest Payable	$82,578	$40,779
Accounts payable	615,682	563,737
TOTAL	$698,260	$604,516

8. Debt

●	Convertible Notes Payable

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2023:

	Principal ($)	Stock-settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(362,319)			(362,319)
Gain on extinguish of portion of principal		(72,464)		(72,464)
Amortization of debt discount			960,197	960,197
Penalty	181,159			181,159
Conversion price change		1,843,475		1,843,475
Under forbearance Agreement:	58,703	(1,988,402)		(1,929,699)
Cash repayment	(964,500)			(964,500)
Balance at June 30, 2023	-	-	-	-

Below is a reconciliation of the extinguishment of debt relative to the exchange of Returnable Warrants for shares of common stock by the holders:

3,800,000 shares of common stock issued and exchanged for 10,869,566 returnable warrants	$342,000
Loss on conversion price change in December 31, 2022	1,051,801
Stock settled debt	(1,988,402)
Financing charges due to returnable warrants issued	987,060
Principal increased due to penalty	58,703
Loss on extinguishment	$392,459

Interest expenses associated with above convertible note are as follows:

	For Three Months Ended
	September 30,
	2023	2022
Amortization	$-	$539,570
Interest on the convertible notes	-	21,546
Total	$-	$561,116

During the fiscal years ended June 30, 2023 and 2022, the Company paid $39,452 and $43,478 to interest.

As of September 30, 2023 and June 30, 2023, the interest payable was $0.

Mast Hill Promissory Notes (MH Notes)

(a)	Promissory Notes Issued on September 23, 2022

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

The Company paid to J.H. Darbie & Co., Inc. $6,840.00 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $0.12, subject to adjustment. The Company paid to Spencer Clarke LLC warrants to purchase 200,000 shares of common stock at $0.08, warrants to purchase 179,000 shares of common stock at $0.10, and returnable warrants to purchase 182,000 shares of common stock at $0.30, in each case subject to adjustment.

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

The Company paid to (a) J.H. Darbie & Co., Inc. 298,875 warrants at an exercise price of $0.05688 per share pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement. The Company paid to (b) Spencer Clarke LLC 1,111,110 warrants at an exercise price of $.033, in each case subject to adjustment.

The maturity date of the MH Notes are the 12-month anniversary of the Issuance Date, and are the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable.

Fourth Man, LLC Promissory Notes (Fourth Man Notes)

(a)	Promissory Notes Issued on June 29, 2023

On June 29, 2023, the Company the Company entered into a Securities Purchase Agreement and issued and sold to Fourth Man, LLC (“Fourth Man”), a Promissory Note (the “Note”) in the principal amount of $65,000.00 (actual amount of purchase price of $55,250 plus an original issue discount in the amount of $9,750). In connection with the issuance of the Promissory Note, the Company issued the investor warrants to purchase 600,000 shares of common stock at an exercise price of $0.10 and 1,969,697 shares of Common Stock as commitment shares, 1,477,272 of which shall be cancelled and returned to the Company’s treasury upon repayment of the Note on, or prior to, the date that is 180 calendar days after the date of the Agreement; and (b) granted piggy-back registration rights to Fourth Man.

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

(b)	Promissory Notes Issued on August 28, 2023

On August 28, 2023, the Company entered into a Securities Purchase Agreement and issued and sold to Fourth Man, LLC (“Fourth Man”), a Promissory Note (the “Note”) in the principal amount of $60,000.00 (actual amount of purchase price of $51,000 plus an original issue discount in the amount of $9,000). In connection with the issuance of the Promissory Note, the Company issued the investor warrants to purchase 650,000 shares of common stock at an exercise price of $0.10 and 3,333,333 shares of Common Stock as commitment shares, 1,666,667 of which shall be cancelled and returned to the Company’s treasury upon repayment of the Note on, or prior to, the date that is 180 calendar days after the date of the Agreement; and (b) granted piggy-back registration rights to Fourth Man.

The Company paid to J.H. Darbie & Co., Inc. $2,550 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 21,250 shares of common stock at $.12, subject to adjustment.

The maturity date of the Note is the 12-month anniversary of the Effective Date, and is the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable.

The Company evaluated all of these associated financial instruments in accordance with ASC 815 Derivatives and Hedging. Based on this evaluation, the Company has determined that no provisions required derivative accounting.

In accordance with ASC 470- Debt, the proceeds of issuance is first allocated among the convertible instrument and the other detachable instruments based on their relative fair values.

Below is a reconciliation of the above debts (Mast Hills Notes and Fourth Man Notes) as presented on the Company’s balance sheet as of September 30, 2023 and June 30, 2023:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued	2,066,823		2,066,823
Principal converted to common stock	(16,088)		(16,088)
Debt discount associated with Promissory notes		(864,713)	(864,713)
Amortization of debt discount		305,697	305,697
Balance at June 30, 2023	2,050,735	(559,016)	1,491,719

Promissory notes payable issued	60,000		60,000
Debt discount associated with Promissory notes		(18,878)	(18,878)
Amortization of debt discount		212,259	212,259
Balance at September 30, 2023	$2,110,735	$(365,635)	$1,745,100

Interest expenses associated with above convertible note are as follows:

	For Three Months Ended
	September 30,
	2023	2022
Amortization	$212,259	$4,975
Interest on the convertible notes	41,799	1,400
Total	$254,058	$6,375

As of September 30, 2023 and June 30, 2023, the interest payable was $82,578 and $40,779, respectively.

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

Common Stock

The Company is authorized to issue Two Hundred Million (200,000,000) shares of common stock $0.001 par value per share (the “Common Stock”). Holders of Common Stock are each entitled to cast one vote for each share held of record on all matters presented to shareholders. Cumulative voting is not allowed; hence, the holders of a majority of the outstanding Common Stock can elect all directors, subject to the rights of the holder of Series A Stock described below. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro-rata in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid unless and until the Company is profitable. Holders of Common Stock do not have pre-emptive rights to subscribe to additional shares if issued by the Company. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable and all of the shares of Common Stock offered thereby will be, upon issuance, fully paid and non-assessable. Holders of shares of Common Stock will have full rights to vote on all matters brought before shareholders for their approval, subject to preferential rights of holders of any series of Preferred Stock. Holders of the Common Stock will be entitled to receive dividends, if and as declared by the Board of Directors, out of funds legally available, and share pro-rata in any distributions to holders of Common Stock upon liquidation. The holders of Common Stock will have no conversion, pre-emptive or other subscription rights. Upon any liquidation, dissolution or winding-up of the Company, assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock have no right to require the Company to redeem or purchase their shares. Holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

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

●	The Company had 126,921,301 and 123,587,968 shares of its $0.001 par value common stock issued and outstanding as of September 30, 2023 and June 30, 2023 respectively.

●	The Company had 1,950 shares of its B Preferred stock issued and outstanding as of September 30, 2023 and June 30, 2023.

During the three months ended September 30, 2023:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

During the three months ended September 30, 2022:

●	The Company issued an aggregate of 100,000 shares of its common stock for services valued at $20,010.

●	Holders of the B Preferred converted 810 shares of Series B Preferred Stock into 4,050,000 shares of its common stock.

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

The Company had 1,000 shares of the Series A Stock issued and outstanding as of September 30, 2023, and June 30, 2023.

Series B Preferred Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as Series B Preferred (the “B Preferred”), each share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with an initial exercise price of $0.30.

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

During the fiscal year ended June 30, 2023, holders of the B Preferred converted 1,310 shares of B Preferred into 6,550,000 shares of Common Stock. During the fiscal year ended June 30, 2022, holders of the B Preferred converted 1,740 shares of B Preferred into 8,700,000 shares of Common Stock.

The Company had 1,950 shares of its B Preferred issued and outstanding as of September 30, 2023, and June 30, 2023.

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

During the fiscal year ended June 30, 2022, holders of the Company’s B Preferred converted 1,740 shares of B Preferred into 8,700,000 shares of Common Stock, along with 8,700,000 warrants. Said warrants are subject to exercise price adjustments resulting from certain financing activities and equity transactions which may increase or decrease the exercise price in in the future. At June 30, 2022, all warrants issued to the Company’s B Preferred holders had an adjusted exercise price of $0.2919.

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

During the fiscal year ended June 30, 2023, holders of the Company’s B Preferred converted 1,310 shares of B Preferred into 6,550,00 shares of Common Stock, along with 6,550,000 warrants. Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which may increase or decrease the exercise price in in the future. At June 30, 2023 all warrants issued to the Company’s B Preferred holders had an adjusted exercise price of $0.13796.

During the fiscal year ended June 30, 2023, 2,800,000 warrants were issued to the holder of an outstanding promissory note with an initial exercise price of $0.225 per share, 280,000 warrants were concurrently issued to the Placement Agent with an initial exercise price of $0.225, and a further 119,260 warrants were issued to the Placement Agent with initial exercise price of $0.27 per share. The Company valued these warrants using the Black Scholes model utilizing a 122.42% volatility and a risk-free rate of 3.91%. On October 4, 2022, the Company and the Placement Agent entered into an Addendum to amend their Letter of Engagement to cancel compensatory warrants to purchase 280,000 shares of common stock of the Company and to cancel returnable compensatory warrants to purchase 700,000 shares of Common Stock of the Company for a one-time cash payment of $35,000 and the issuance of 500,000 shares of Common Stock in full satisfaction of compensation earned.

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

During the fiscal year ended June 30, 2023, the Company issued an aggregate of 6,549,128 shares of its Common Stock for the cashless exercise of 4,928,260 original issued stock purchase warrants.

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

During the fiscal year ended June 30, 2023 the Company issued 1,871,800 warrants to various subscribers under its Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) pursuant to which the Company is offering up to 5,000,000 units at a price of $0.50 per unit, each unit consisting of 4 shares of Common Stock and 4 Common Stock purchase warrants (“Unit”) for exercise at a strike price per Share equal to 125% of the price per share of Common Stock, or $0.15625 per share with a term of 2 years.

During the fiscal year ended June 30, 2023, the Company issued an aggregate of 5,750,000 shares of its Common Stock for cash exercise of 5,750,000 original issued stock purchase warrants at $0.05 per share. The Company received net proceeds of $276,066. In addition, as incentive to induce the aforementioned warrant holders to exercise existing warrants, the Company issued an aggregate of 6,900,000 replacement warrants to investors and placement agents. The warrants were issued at initial exercise prices between $0.05 and $0.125 per share and valued on issuance dates with the Black Scholes model utilizing a volatility from 110.80% and 111.31% and a risk-free rate from 3.69% and 4.27%. A total of $377,560 was expensed on issuance as financing costs.

During the fiscal year ended June 30, 2023, the Company issued 1,000,000 retainer warrants under an Amendment and Addendum to Letter of Engagement agreement at a strike price of $.033. The warrants included a provision for cashless exercise and carried a 5 years term. The Company valued these warrants using the Black Scholes model utilizing a 113.71% volatility and a risk-free rate of 3.69%. The Company recorded the value of the retainer warrants as consulting expenses.

During the fiscal year ended June 30, 2023,  under the terms of a Warrant Exchange Agreement, among other agreements, SC exchanged an aggregate of 16,181,393 of its existing warrants originally issued in fiscal 2021 with initial exercise prices ranging from $0.20 to $0.30, the exercise price of which had been subject to downward price adjustments following issuance and were exercisable at $0.0747 per share as a result of anti-dilution provisions as of February 2023, for a like amount of new warrants to purchase Company Common Stock at a price per share capped at $0.0747 (the “New Warrants”).

During the three months ended September 30, 2023, the Company issued cumulative 650,000 warrants to the holder of outstanding promissory notes, and 21,250 warrants to JH Darbie as commission fees. The warrants were issued at initial exercise prices between $0.10 and $0.12 per share and valued on issuance dates with the Black Scholes model utilizing a volatility at 124.86% and a risk-free rate at 4.38%.

During the three months ended September 30, 2023, 7,000,000 returnable warrants became non-returnable warrants as a result of the Company’s default on certain debt obligations and $699,350 was recorded as additional financing costs.

During the three months ended September 30, 2023, a total of 23,147,255 outstanding share purchase warrants issued in connection with conversion of the Company’s B Preferred into Common Stock were adjusted as a result of certain antidilution clauses resulting in a total of 24,098,865 outstanding share purchase warrants with a downward adjusted exercise price of $0.1324 per share.

Certain warrants in the below table include dilution protection for the warrant holders, which could cause the exercise price to be adjusted either higher or lower as a result of various financing events and stock transactions.  The result of the warrant exercise price downward adjustment on modification date is treated as a deemed dividend and fully amortized on the transaction date. In addition to the reduction in exercise price, with certain warrants there is a corresponding increase to the number of warrants to the holder on a prorated basis. Under certain conditions, such as the successful retirement of a convertible note through repayment, it is possible for the exercise price of these warrants to increase and for the number of warrants outstanding to decrease.

The aggregate intrinsic value of the warrants as of September 30, 2023 is $3,299,000 The aggregate intrinsic value of the warrants as of June 30, 2023 was $4,215,000.

Exercise Price	June 30, 2023	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	September 30, 2023
$0.03333	70,935,941	-	65,475,796	-	-	-	-	-	136,411,737
$0.0747	16,181,392	-	-	-	-	-	-	-	16,181,392
$0.1000	600,000	650,000	(600,000)	-	-	-	-	-	650,000
$0.1200	-	21,250	(21,250)	-	-	-	-	-	-
$0.1250	100,000	-	-	-	-	-	-	-	100,000
$0.1380	23,147,255	-	(23,147,255)	-	-	-	-	-	-
$0.1324	-	-	24,098,865	-	-	-	-	-	24,098,865
$0.1563	1,871,800	-	-	-	-	-	-	-	1,871,800
$0.2626	100,000	-	-	-	-	-	-	-	100,000
$0.3000	400,000	7,000,000	(7,000,000)	-	-	-	-	-	400,000
$0.5000	500,000	-	-	-	-	-	-	-	500,000
	113,836,388	7,671,250	58,806,156	-	-	-	-	-	180,313,794

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

During the fiscal year ended June 30, 2023, the Company issued cumulative 12,460,000 returnable warrants to the Purchasers of certain convertible notes issued after September 2022, and cumulative 546,000 returnable warrants to the Placement Agent. Any expense related to such warrants will be recorded in a future reporting period and only in the event the Company defaults on certain debt obligations. These returnable warrants were initially valued using the Black Scholes model with a volatility of between 111.36% and 112.33% and a risk-free rate of between 3.67% and 3.91% resulting in contingent expenses to be recorded as additional financing costs in the cumulative amount of $809,800, which amount will be recorded in a future reporting period, only in the event the Company defaults on certain debt obligations.

11. Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At September 30, 2023 and June 30, 2023, the Company had no outstanding derivative liabilities.

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	CEO Sean Folkson has a twelve-month consulting agreement which went into effect on January 1, 2022, and continues on a monthly basis, which will reward him with bonuses earned of 1,000,000 warrants at a strike price of $0.50 when the Company records its first quarter with revenues over $1,000,000, an additional 3,000,000 warrants with a $0.50 strike price when the Company records its first quarter with revenues over $3,000,000, and an additional 3,000,000 warrants with a $1 strike price when the Company records its first quarter with revenues over $5,000,000. Mr. Folkson will also be awarded warrants with a strike price of $0.50 should the Company exceed $500,000 in non-traditional retail channel revenue during the term of the agreement, and should the Company enter into a product development or distribution partnership with a multi-national food & beverage conglomerate during the term of the Agreement. As of September 30, 2023 and June 30, 2023, those conditions were not met and therefore nothing was accrued related to this arrangement.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

13. Related Party Transactions

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $18,000 is reflected in professional fees for the three months ended September 30, 2023 and 2022. At September 30, 2023 and June 30, 2023 Mr. Folkson was owed $45,000 and $33,000 in unpaid consulting fees which amounts are included on the balance sheets in accounts payable and accrued liabilities- related party.

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

The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company Common Stock at an exercise price of $0.30 per share, which warrants carry a twelve-month term and a cashless provision, and will expire if not exercised within the twelve-month term.

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

Mr. Folkson was owed $43,076 and $41,876 as of September 30, 2023 and June 30, 2023, respectively, which amounts are included on the balance sheets in accounts payable and accrued liabilities- related party.

The Company intends to use the proceeds from the Folkson Note for working capital.

●	In addition, at September 30, 2023 and June 30, 2023, respectively, there was $44,625 and $27,000 in unpaid directors fees which amounts are included on the balance sheets n accounts payable and accrued liabilities- related party.

15. Subsequent Events

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

On November 17, 2023 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) dated as of November 16, 2023, and issued and sold to Mast Hill Fund, L.P. (“Mast Hill”), a Promissory Note (the “MH Note”) in the principal amount of $62,000 (actual amount of purchase price of $52,700 plus an original issue discount (“OID”) in the amount of $9,300).

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

On December 7, 2023 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) dated as of December 6, 2023, and issued and sold to Mast Hill Fund, L.P. (“Mast Hill”), a Promissory Note (the “MH Note”) in the principal amount of $170,588 (actual amount of purchase price of $145,000 plus an original issue discount (“OID”) in the amount of $25,588).

The use of proceeds from the sale of the MH Note is strictly for expenses related to ongoing acquisition and uplist activity and for no other purpose.

The maturity date of the MH Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable.

Mast Hill has the right, at any time on or following the date that an event of default occurs under the Note, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any default interest) into Common Stock, at a conversion price of $0.033, subject to customary adjustments as provided in the MH Note for stock dividends and stock splits, rights offerings, pro rata distributions, fundamental transactions and dilutive issuances.

The Company has evaluated events for the period through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2023, as well as the other information set forth herein.

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

Management believes significant latent consumer demand exists for better nighttime snacking options, and that a new consumer category, consisting of nighttime specific snacks, is set to emerge in the coming years. This belief is supported by research from major consumer goods research firms such as IRI Worldwide, and Mintel, who identified nighttime specific foods and beverages as one of the “most compelling and category changing trends” for 2017 and beyond. In recent years, CEOs and other executives from major consumer goods conglomerates such as Nestle, PepsiCo, Mondelez, and Kellogg’s have commented on consumer nighttime snack habits and alluded to the opportunity that might exist in solving this problem for the marketplace.

Nightfood has established a highly credentialed Scientific Advisory Board consisting of sleep and nutrition experts to drive product formulation decisions and provide consumer confidence in the brand promise. The first member of this advisory board was Dr. Michael Grandner, Director of the Sleep and Health Research Program at the University of Arizona. Dr. Grandner has been conducting research on the link between nutrition and sleep for over fifteen years, and he believes improved nighttime nutritional choices can improve sleep, resulting in many short and long-term health benefits. In March of 2018, the Company added Dr. Michael Breus to their Scientific Advisory Board. Dr. Breus, known to millions as The Sleep Doctor™, is believed to be the Nation’s most trusted authority on sleep. He regularly appears in the national media to educate and inform consumers so they can sleep better and lead happier, healthier, more productive lives. In July 2018, we completed our Scientific Advisory Board with the addition of Dr. Lauren Broch, Ph.D, M.S. Dr. Broch is a sleep therapist and former Director of Education & Training at the Sleep-Wake Disorders Center at Weill Cornell Medical College. Dr. Broch also has a master’s degree in human nutrition. This combination allows her to play an important role in the formulation of Nightfood snacks. These experts work with Company management to ensure Nightfood products deliver on their nighttime-appropriate, and sleep-friendly promises.

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

Nightfood has received media coverage in outlets such as The Today Show, Oprah Magazine, The Rachael Ray Show, Food Network Magazine, The Wall Street Journal, USA Today, The Washington Post, Fox Business News, and many other media outlets.

DEVELOPMENT PLANS

The Company has recently experienced a substantial decline in sales as a result of pivoting away from supermarket distribution. We expect to revisit supermarket and traditional retail distribution after we have established a meaningful revenue base and achieved a higher level of consumer awareness. We have plans to leverage direct-to-consumer sales and hotel distribution to enhance revenue, grow brand awareness, and establish the sleep-friendly snack category we are pioneering.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Revenue

For the three months ended September 2023 and 2022, we had Gross Sales of $8,802 and $99,223, respectively and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $8,470 and $79,790, respectively, and incurred operating losses of $425,190 and $558,607, respectively. The substantial decline in revenues is a direct result of our pivot away from supermarket channel accounts during fiscal 2023 and the delay in distribution expansion of Nightfood products within the hotel vertical.

Accounting standards require exclusion on the income statement of Gross Sales made to a customer to whom the Company is paying slotting fees and certain other payments (slotting fees are fees occasionally charged by retailers and distributors to add a new product into their product assortment). In those situations, the Gross Sales number is reduced, dollar for dollar, by the slotting fees and other payments, until the total cost is covered. These payments do not appear on the income statement as an expense. Rather, Slotting Fees, along with Sales Discounts, are applied against Gross Sales, resulting in Net Revenue, as shown below. The netting of Gross Sales against slotting and sales discounts, as described and shown below, results in the Net Revenue number at the top of the income statement. This is not a reflection of the amount of product shipped to customers, but rather a function of the way certain sales are accounted for when those sales are made to customers who are charging slotting fees.

GROSS SALES	For the three months period ended September 30, 2023	For the three months period ended September 30, 2022
Gross product sales	$8,802	$99,223
Less:
Slotting fees	-	-
Sales discounts, promotions, and other reductions	(332)	(19,253)
Net Revenues	$8,470	$79,970

Costs and expenses

For the three months ended September 30, 2023 and 2022, Cost of Product Sold decreased to $57,580 from to $125,121. The primary reason Cost of Product Sold exceeds gross revenues is significant freight and shipping costs incurred on a per unit basis related to the transportation of ice cream. This is partly due to increases in gas prices driving up freight costs in general, and also due to our average shipment being substantially smaller than for the same period last year.

For the three months ended September 30, 2023 and 2022, Advertising and Promotional Expenses decreased from $37,166 to a gain of $7,131. This decrease is largely due to us pausing advertising and promotional efforts during the period. In addition, the gain in advertising and promotional costs in the three months ended September 30, 2023 is a result of certain previously booked marketing expenditures which were reversed in the current three month period, and when offset with actual costs in the period, resulted in a gain.

For the three months ended September 30,2023 and 2022, Selling, General, and Administrative expenses increased from $126,343 to $160,012. The largest component of this increase was the result of a write down of inventory of $113,196 as a result of inventory spoils and damage.

For the three months ended September 30, 2023 and 2022, Professional Fees decreased from $349,949 to $223,200. This decrease was largely due to reduced expenses in the current three months ended September 30, 2023, as we did not have costs associated with the preparation, filing, and qualification of our Tier 2 offering pursuant to Regulation A, which offering received notice of qualification from the SEC on October 25, 2022.

For the three months ended September 30, 2023 and 2022, Total Operating Expenses decreased from $638,577 to $433,660. As discussed above, the major component of this decrease was the reduction in advertising and marketing spend, selling, general and administrative costs and professional fees. For the three months ended September 30, 2023, our Total Operating Expenses were $433,660. Of that, $217,103 is related to running our snack business operations, and $216,557 is related to financing, compliance, and other non-operational activities. For the three months ended September 30, 2022, our Total Operating Expenses were $638,577. Of that, $274,598 is related to running our business operations, and $363,979 is related to financing, compliance, and other non-operational activities.

Total Operating Expenses include those expenses associated with running the operating portion of our business (such as the manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company.

Other Income (Expense)

For the three months ended September 30, 2023 and 2022, Loss From Operations decreased from $558,609 to $425,190. This decrease was due to decreased expenses across all operating and non-operating categories in the current three months as sales and associated costs of sales decreased, professional fees and selling and general administrative expenses decreased, and we reduced the spend on advertising and promotion. Decreases to operating and non operating expenditures were offset in the current three months by inventory write downs of $113,196, as set out above.

For the three months ended September 30, 2023 and 2022, Total Other Expenses increased to $1,007,852 from $642,503. The majority of these expenses are related to accounting treatment applied to financing costs, debt and the amortization of debt discount. During the three months ended September 30, 2023 we recorded amortization of debt discount of $212,259 and financing costs of $751,900. During the three months ended September 30, 2022 we recorded amortization of debt discount of $544,545 and financing costs of $132,983. This is not an actual cash expense but is a function of the way certain financing activities are accounted for. Interest expenses totaled $43,693 and $22,946 in the three months ended September 30, 2023 and 2022, respectively. Other expense in the three months ended September 30, 2022 was offset by a gain of $57,971 with respect to the extinguishment of certain debt in the period.

Net Loss

Our net loss in the three months ended September 30, 2023 totaled $1,433,042 as compared to $1,201,110 in the three months ended September 30, 2022. The increase to the net loss is directly related to an increase in financing costs, amortization of debt discount and interest expenses.

Customers

During the three months ended September 30, 2023, the Company had one customer accounting for over 10% of gross sales. This customer accounted for approximately 100% of the gross sales.

During the three months ended September 30, 2022, the Company had five customers accounting for over 10% of gross sales. One of those accounted for approximately 29% of the gross sales and another accounted for approximately 22% of the gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had cash on hand of $5,424, receivables of $30,281 and inventory valued at $160,756.

Our cash on hand is not adequate to satisfy our working capital needs. We believe that our current capitalization structure, combined with ongoing increases in distribution, revenues, and market capitalization, will enable us to successfully secure the required financing to continue our growth. In addition, we are currently seeking the acquisition of additional revenue generating businesses to bolster our growth and strengthen our balance sheet.

As discussed above, the Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth in fiscal year 2024 or adequate to satisfy our immediate or ongoing working capital needs. The Company is continuing to raise capital through the sale of its securities, including common stock, preferred stock, and debt (including convertible debt) to finance the Company’s operations, of which it can give no assurance of success. In addition, we will receive the proceeds from our outstanding warrants as, if and when such warrants are exercised for cash.

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

Subsequent to September 30, 2023, we raised additional gross proceeds, net of original issuance discounts, of $105,400.

Since inception in January 2010 through September 30, 2023, we have generated an accumulated deficit of approximately $36,441,939. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. Many large, fast growing, and successful companies have reported accumulated deficits in recent years, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, Chobani, and Tesla. In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, it is expected we may incur additional operating losses during the course of fiscal year 2024 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

We anticipate deriving additional revenue from product sales and new distribution arrangements in fiscal year 2024, but we cannot at this time quantify the amount.

Cash Flow from Operating Activities

During the three months ended September 30, 2022, net cash used in operating activities was $414,610 compared to net cash used of $89,763 for the three months ended September 30, 2023. This decrease in net cash used is largely due to the overall reduction in our operating and non-operating activities in the most recently completed three-month period. While we continue to report increases to accounts payable and other liabilities as well as non-cash expenses such as financing costs including costs of the issuance of warrants in respect to financings and services, the overall size of the increase to our operating liabilities is substantially reduced to results reported in the three months ended September 30, 2022.

Cash Flow from Investing Activities

We did not use any cash in investing activities, during the three months ended September 30, 2023 or September 30, 2022.

Cash Flow from Financing Activities

During the three months ended September 30, 2023, net cash of $51,000 was raised through the issuance of debt in the form of convertible notes. In the three months ended September 30, 2022, our financing activities consisted of the issuance of debt in the form of convertible notes totaling $644,000, offset by repayments to debt of $289,855.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the three months ended September 30, 2023.

ITEM 3. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at September 30, 2023 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company other than as set out below:

During the three months ended September 30, 2023, the Company issued 3,333,333 shares of Common Stock for services with a fair value of $50,000. The shares were issued in reliance on an exemption from registration pursuant to 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 11, 2023, the Company was informed that our independent registered accounting firm since April 2022, Gries & Associates, LLC (“Gries”) had sold its business to GreenGrowth CPAs (“GreenGrowth”). On November 7, 2023, the Company engaged and executed an agreement with GreenGrowth as the Company’s new independent accountant to replace Gries.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3*	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023
4.4	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.5	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.6*	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023
10.1	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.2	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.3	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.4	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: December 29, 2023	By:	/s/ Sean Folkson
Sean Folkson, Chief Executive Officer (Principal Executive, Financial and Accounting Officer)