Form 10-Q
period 2023-12-31
NightFood Holdings, Inc.
filed 2024-04-01
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

At March 31, 2024, the issuer had 127,907,407 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2023 (Unaudited) and June 30, 2023	2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2023 and 2022	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended December 31, 2023 and 2022	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 30

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2023	2023
ASSETS

Current assets:
Cash and cash equivalents	$5,804	$44,187
Accounts receivable	30,281	33,396
Inventory	133,371	276,202
Other current assets	133,410	92,726
Total current assets	302,866	446,511

Total assets	$302,866	$446,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$747,702	$604,516
Accounts payable and accrued liabilities - related party	160,901	101,876
Convertible notes payable - net of discounts	2,196,981	1,491,719
Total current liabilities	3,105,584	2,198,111

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	1	1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 issued and outstanding as of December 31, 2023, 2023 and June 30, 2023, respectively	2	2
Common stock, $0.001 par value, 200,000,000 shares authorized 127,221,301 and 123,587,968 issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	127,221	123,588
Additional paid in capital	34,003,451	33,112,935
Accumulated deficit	(36,933,393)	(34,988,126)
Total Stockholders’ Equity (Deficit)	(2,802,718)	(1,751,600)
Total Liabilities and Stockholders’ Equity (Deficit)	$302,866	$446,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended December 31,		For the six months Ended December 31,
	2023	2022	2023	2022

Revenues, net of slotting and promotion	$601	$13,369	$9,071	$93,339

Operating expenses
Cost of product sold	996	41,996	58,576	167,117
Advertising and promotional	6,722	53,169	(409)	90,335
Selling, general and administrative expense	53,437	104,292	213,448	230,636
Professional fees	114,116	491,448	337,316	841,397
Total operating expenses	175,271	690,908	608,931	1,329,485

Loss from operations	(174,670)	(677,539)	(599,860)	(1,236,146)

Other income and expenses
Interest expense - debt	63,040	34,382	106,736	57,328
Interest expense – financing cost	52,260	3,377,927	804,160	3,510,910
Amortization of debt discount	201,481	484,907	413,740	1,029,452
Gain on debt extinguishment	-	(14,493)		(72,464)
Total other expense	316,784	3,882,723	1,324,636	4,525,226

Net Loss	(491,454)	(4,560,262)	(1,924,496)	(5,761,372)

Deemed dividend on Series B Preferred Stock	-	3,340,203	20,771	3,685,665
Net loss attributable to common shareholders	(491,454)	(7,900,465)	(1,945,267)	(9,447,037)

Basic and diluted net loss per common share	$(0.004)	$(0.08)	$(0.015)	$(0.10)

Weighted average shares of capital outstanding – basic and diluted	127,162,606	97,436,644	125,973,113	95,075,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

For the three and six months ended December 31, 2023, and 2022

	Common Stock		Preferred Stock A		Preferred Stock B		Additional		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2023	123,587,968	$123,588	1,000	$1	1,950	$2	$33,112,935	$(34,988,126)	$(1,751,600)

Common stock issued as financing cost	3,333,333	3,333					46,667		50,000
Issuance of warrants							84,230		84,230
Warrants issued associated with Promissory Notes							9,878		9,878
Warrants issued as financing cost							699,350		699,350
Deemed dividends associated with warrant related dilutive adjustments							20,771	(20,771)	-
Net loss								(1,433,042)	(1,433,042)
Balance, September 30, 2023	126,921,301	$126,921	1,000	$1	1,950	$2	$33,973,831	$(36,441,939)	$(2,341,184)

Shares issued as consulting fee	300,000	300					7,500		7,800
Warrants issued as financing cost							22,120		22,120
Net loss								(491,454)	(491,454)
Balance, December 31, 2023	127,221,301	$127,221	1,000	$1	1,950	$2	$34,003,451	$(36,933,393)	$(2,802,718)

	Common Stock		Preferred Stock A		Preferred Stock B		Additional			Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid in Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
Balance, June 30, 2022	91,814,484	$91,814	1,000	$1	3,260	$3	$28,275,216	$-	$(28,101,458)	$265,576

Common stock issued for services	100,000	100					19,910			20,010
Common stock from conversion	4,050,000	4,050			(810)	(1)	(4,049)			-
Discount on issuance of convertible notes							290,070			290,070
Warrants issued and dilutive warrant adjustment as financing cost							65,783			65,783
Deemed dividends associated with related dilutive warrant adjustments							345,462		(345,462)	-
Warrants dilutive adjustment as consulting fees							108,126			108,126
Net loss									(1,201,110)	(1,201,110)
Balance, September 30, 2022	95,964,484	$95,964	1,000	$1	2,450	$2	$29,100,518	$-	$(29,648,030)	$(451,545)
Common stock from conversion	750,000	750			(150)		(750)			-
Warrants exercise cashless	586,111	586					(586)			-
Units issued under Regulation A offering	1,829,400	1,830					222,785			224,615
Common stock issued for services	182,859	183					31,817	(16,000)		16,000
Common stock issued as financing cost	500,000	500					59,500			60,000
Vested warrants for services							5,250			5,250
Warrants dilutive adjustment as consulting fees							305,829			305,829
Warrants issued and dilutive warrant adjustment as financing cost							1,220,790			1,220,790
Deemed dividends associated with related dilutive warrant adjustments							3,340,203		(3,340,203)	-
Net loss									(4,560,262)	(4,560,262)
Balance, December 31, 2022	99,812,854	$99,813	1,000	$1	2,300	$2	$34,285,356	$(16,000)	$(37,630,385)	$(3,179,323)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31, 2023	Six months ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,924,496)	$(5,761,372)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	84,230	419,205
Warrants and returnable warrants issued for financing cost	721,470	1,286,573
Stock issued for services	7,800	36,010
Stock issued for financing costs	50,000	60,000
Amortization of debt discount	413,740	1,029,452
Loss on extinguishment of debt upon note conversions	-	(72,464)
Financing cost due to conversion price adjustments	-	1,843,475
Financing cost due to default	-	181,159
Impairment of inventory	145,555	-
Write down of other current assets	46,130
Change in operating assets and liabilities
Change in accounts receivable	3,115	19,253
Change in inventory	(2,724)	(122,086)
Change in other current assets	(86,814)	34,771
Change in accounts payable	143,187	283,859
Change in accrued expenses	59,024	24,000
Net cash used in operating activities	(339,783)	(738,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units under Reg A	-	224,615
Proceeds from the issuance of debt, net	301,400	644,000
Repayment to convertible notes	-	(362,319)
Net cash provided by financing activities	301,400	506,296

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,383)	(231,869)

Cash and cash equivalents, beginning of period	44,187	280,877
Cash and cash equivalents, end of period	$5,804	$49,008

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$39,452
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Warrants and returnable warrants issued for financing cost	721,470	1,286,573
Stock issued for financing costs	50,000	60,000
Common stock issued for preferred stock conversions	$-	$850
Deemed dividend associated with preferred B stock and dilutive warrant adjustments	$20,771	$3,685,665
Debt and warrant discounts related to convertible notes	$63,066	$-

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Going Concern

Nightfood Holdings, Inc. (“we”, “us”, “the Company” or “Nightfood”) is a Nevada corporation incorporated on October 16, 2013, to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation from its sole shareholder, Sean Folkson. For the reporting period, all of our operations were being conducted through subsidiary Nightfood, Inc. We are also the sole shareholder of MJ Munchies, Inc., currently revoked in the State of Nevada, which owns certain intellectual property, but does not have any operations as of the period covered by these financial statements.

Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 888-888-6444. We maintain a web site at www.nightfood.com, along with many additional web properties. Any information that may appear on our web site should not be deemed to be a part of this report.

The Company’s fiscal year end is June 30.

Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. No certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended December 31, 2023, the Company had an operating and net loss of $1,945,267, cash flow used in operations of $339,783 and an accumulated deficit of $36,933,393.

●	The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout fiscal year 2024 or adequate to satisfy our immediate or ongoing working capital needs. We are currently in default with respect to the terms of several of our convertible notes payable.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. Additionally, management is investing in the acquisition of additional revenue generating assets through the issuance of debt and/or equity to further assist the Company’s growth initiatives. As of December 31, 2023 we have advanced proceeds totaling $92,500 to potential acquisition targets, which were acquired subsequent to the reporting period (ref: Note 15).

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three and six months ended December 31, 2023, and 2022, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2023 and 2022, respectively, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the United States Securities and Exchange Commission on October 13, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of results for the entire year ending June 30, 2024.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

●	Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a loss on write down of inventory during the period spoilage is incurred as a part of selling, general and administrative expenses The Company has no minimum purchase commitments with its vendors. During the three and six months ended December 31, 2023 the Company wrote down inventory balances by $32,359 and $145,555, respectively, as a result of damage, loss and spoilage.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $6,722 and $53,169 for the three months ended December 31, 2023 and 2022, respectively. The Company recorded a gain from advertising costs of $409 and advertising costs of $90,335 for the six months ended December 31, 2023 and 2022, respectively. The gain to advertising costs in the six months ended December 31, 2023 was the result of credits applied to certain previously accrued advertising expenses in the six months ended December 31, 2023.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

●	The Company generates its revenue by selling its nighttime snack products wholesale to retailers and wholesalers. All sources of revenue are recorded pursuant to FASB Topic 606 Revenue Recognition, to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. In addition, this revenue generation requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

●	The Company revenue from contracts with customers provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

●	The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under FASB Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures.

●	The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within the scope of the amendments. The Company’s services that fall within the scope of ASC 606 are recognized as revenue as the Company satisfies its obligation to the customer.

●	In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updates revenue recognition guidance relating to contracts with customers. This standard states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods, and interim periods therein, beginning after July 1, 2018. The Company adopted ASU 2014-09 and its related amendments (collectively known as “ASC 606”) during the first quarter of fiscal 2019 using the full retrospective method.

●	Management reviewed ASC 606-10-32-25 which states “Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer (or to other parties that purchase the entity’s goods or services from the customer). Consideration payable to a customer also includes credit or other items (for example, a coupon or voucher) that can be applied against amounts owed to the entity (or to other parties that purchase the entity’s goods or services from the customer). An entity shall account for consideration payable to a customer as a reduction of the transaction price and, therefore, of revenue unless the payment to the customer is in exchange for a distinct good or service (as described in paragraphs 606-10-25-18 through 25-22) that the customer transfers to the entity. If the consideration payable to a customer includes a variable amount, an entity shall estimate the transaction price (including assessing whether the estimate of variable consideration is constrained) in accordance with paragraphs 606-10-32-5 through 32-13.”

●	If the consideration payable to a customer is a payment for a distinct good service, then in accordance with ASC 606-10-32-26, the entity should account for it the same way that it accounts for other purchases from suppliers (expense). Further, “if the amount of consideration payable to the customer exceeds the fair value of the distinct good or service that the entity receives from the customer, then the entity shall account for such an excess as a reduction of the transaction price. If the entity cannot reasonably estimate the fair value of the good or service received from the customer, it shall account for all of the consideration payable to the customer as a reduction of the transaction price.”

●	Under ASC 606-10-32-27, if the consideration payable to a customer is accounted for as a reduction of the transaction price, “an entity shall recognize the reduction of revenue when (or as) the later of either of the following events occurs:

a)	The entity recognizes revenue for the transfer of the related goods or services to the customer.

b)	The entity pays or promises to pay the consideration (even if the payment is conditional on a future event). That promise might be implied by the entity’s customary business practices.”

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Management reviewed each arrangement to determine if each fee paid is for a distinct good or service and should be expensed as incurred or if the Company should recognize the payment as a reduction of revenue.

●	The Company recognizes revenue upon shipment based on meeting the transfer of control criteria. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers.

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2023 and June 30, 2023, the Company did not have any uninsured cash deposits.

Beneficial Conversion Feature

●	For conventional convertible debt where the rate of conversion is below market value, the Company records any BCF intrinsic value as additional paid in capital and related debt discount.

●	When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Beneficial Conversion Feature – Series B Preferred Stock (deemed dividend):

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.1247 per share through December 31, 2023. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of December 31, 2023.

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

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations.

Equity Issuance Costs

●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	In each of the three- and the six-month periods ended December 31, 2023, we had 1 customer which accounted for more than 10% of gross sales. During the six months ended December 31, 2022, the Company had four customers which individually accounted for more than 10% of gross sales and collectively accounted for approximately 83% of the gross sales. During the three months ended December 31, 2022, the Company had two customers account for approximately 97% of the gross sales.

Vendor Concentration

●	In the three- and six-month periods ended December 31, 2023, one vendor accounted for more than 10% of our costs of goods sold. During the three- and six-month periods ended December 31, 2022, two vendors accounted for more than 10% of our costs of goods sold.

Receivables Concentration

●	As of December 31, 2023, the Company had receivables due from nine customers. One accounted for 53% of the total balance, and three of the others each accounted for between 11% and 15% of the outstanding balance. As of June 30, 2023, the Company had receivables due from nine customers, one of who accounted for over 56% of the outstanding balance. Three of the others each accounted for between 10% and 14% of the outstanding balance.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three and six months ended December 31, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

●	The Company may make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The adoption of this guidance does not materially impact our financial statements and related disclosures.

●	The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s snacks. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for December 31, 2023 and June 30, 2023, respectively.

4. Inventories

●	Inventory consists of the following at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
Inventory: Finished Goods	$91,883	$163,644
Inventory: Ingredients	33,166	63,734
Inventory: Packaging	8,322	48,824
Total Inventory	$133,371	$276,202

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down. During the six months ended December 31, 2023 the Company wrote down inventory balances totaling $145,555 as a result of inventory damage and spoilage.

5. Other current assets

Other current assets consist of the following at December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
Other Current Assets
Amounts advanced for operations of acquisition targets secured by promissory notes	$92,500	$-
Prepaid expenses	11,514	-
Deposits with vendors	29,396	92,726
TOTAL	$133,410	$92,726

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Payable and Accrued liabilities

Other current liabilities consist of the following at December 31, 2023 and June 30, 2023:

	December 31, 2023	June 30, 2023
Interest Payable	$142,946	$40,779
Accounts payable	604,756	563,737
TOTAL	$747,702	$604,516

7. Debt

●	Convertible Notes Payable

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Forbearance and Exchange Agreement

On February 4, 2023, the Company entered into a Forbearance and Exchange Agreement (the “Forbearance Agreement”) with the Purchasers from the Securities Purchase Agreement dated December 10, 2021.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2023:

	Principal ($)	Stock-settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(362,319)			(362,319)
Gain on extinguish of portion of principal		(72,464)		(72,464)
Amortization of debt discount			960,197	960,197
Penalty	181,159			181,159
Conversion price change		1,843,475		1,843,475
Under forbearance Agreement:	58,703	(1,988,402)		(1,929,699)
Cash repayment	(964,500)			(964,500)
Balance at June 30, 2023	-	-	-	-

Below is a reconciliation of the extinguishment of debt relative to the exchange of Returnable Warrants for shares of common stock by the holders:

3,800,000 shares of common stock issued and exchanged for 10,869,566 returnable warrants	$342,000
Loss on conversion price change in December 31, 2022	1,051,801
Stock settled debt	(1,988,402)
Financing charges due to returnable warrants issued	987,060
Principal increased due to penalty	58,703
Loss on extinguishment	$392,459

Interest expenses associated with above convertible note are as follows:

	For the three months Ended December 31,		For the six months Ended December 31,
	2023	2022	2023	2022
Amortization	$-	$420,627	$-	$960,197
Interest on the convertible notes	-	20,071	-	41,617
Total	$-	$440,698	$-	$1,001,814

During the fiscal years ended June 30, 2023 and 2022, the Company recorded $39,452 and $43,478 to interest. As of December 31, 2023 and June 30, 2023, the interest payable was $0.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 2, 2023, a debtholder converted $49,995 into 1,500,000 shares of common stock, of which $16,088 was principal and $33,907 was interest payable.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company paid to J.H. Darbie & Co., Inc. $6,840 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $.12, subject to adjustment. The Company paid to Spencer Clarke LLC a cash fee of $13,680 plus warrants to purchase 200,000 shares of common stock at $.08, warrants to 179,000 shares of common stock at $.10, and returnable warrants to 182,000 shares of common stock at $.10, in each case subject to adjustment.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company paid to (a) J.H. Darbie & Co., Inc. 298,875 warrants at an exercise price of $0.05688 per share pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement. The Company paid to (b) Spencer Clarke LLC 1,111,110 warrants at an exercise price of $.033, in each case subject to adjustment.

(g)	Promissory Notes Issued on October 6, 2023

On October 6, 2023 the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Secured Promissory Note (the “Note”) in the principal amount of $62,000 (actual amount of purchase price of $52,700 plus an original issue discount in the amount of $9,300). The maturity date of the Note is 12 months from the issue date and are the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable. Mast Hill has the right, at any time on or following the date that an Event of Default occurs to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any default interest) into Common Stock, at a conversion price of $0.033, subject to customary adjustments as provided in the Note for stock dividends and stock splits, rights offerings, pro rata distributions, fundamental transactions and dilutive issuances. At any time prior to the date that an Event of Default occurs under the Note, the Company may prepay the outstanding principal amount and interest then due under the Note. On any such event, the Company shall make payment to Mast Hill of an amount in cash equal to the sum of (a) 100% multiplied by the principal amount then outstanding plus (b) 100% multiplied by the accrued and unpaid interest on the principal amount to the prepayment date plus (c) $750.00 to reimburse Mast Hill for administrative fees. In addition, if, at any time prior to the full repayment or full conversion of all amounts owed under the Note, the Company receives cash proceeds from any source or series of related or unrelated sources from the issuance of equity (subject to exclusions described in the Note), debt or the issuance of securities pursuant to an Equity Line of Credit (as defined in the Note) of the Company, Mast Hill shall have the right in its sole discretion to require the Company to apply up to 50% of such proceeds after the Minimum Threshold to repay all or any portion of the outstanding principal amount and interest then due under the Note. The Note contains customary Events of Default for transactions similar to the transactions contemplated by the Purchase Agreement and the Note, which entitle Mast Hill, among other things, to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the Note, in addition to triggering the conversion rights. Upon the occurrence of any Event of Default, the Note shall become immediately due and payable, and the Company shall pay to Mast Hill an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 150%, as well as all costs of collection.

The Note contains restrictions on the Company’s ability to (a) incur additional indebtedness, (b) make distributions or pay dividends, (c) redeem, repurchase or otherwise acquire its securities, (d) sell its assets outside of the ordinary course, (e) enter into certain affiliate transactions, (f) enter into 3(a)(9) Transactions or 3(a)(10) Transactions (each as defined in the Note), or (g) change the nature of its business.

Commencing as of the Effective Date, and until such time as the Note is fully converted or repaid, the Company shall not effect or enter into an agreement to effect any Variable Rate Transaction (as defined in the Purchase Agreement).

The Purchase Agreement contains customary representations and warranties made by each of the Company and Mast Hill. It further grants to Mast Hill certain rights of participation and first refusal, and certain most-favored nation rights, all as set forth in the Purchase Agreement. Further the Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in 7(f).

The Company paid to Spencer Clarke LLC a cash fee of $5,270 plus 159,697 warrants at an exercise price of $0.033, in each case subject to adjustment.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(h)	Promissory Notes Issued on November 17, 2023

On November 17, 2023 the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $62,000 (actual amount of purchase price of $52,700 plus an original issue discount in the amount of $9,300). The maturity date of the Note is 12 months from the issue date and are the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable. All the terms and conditions as set out in (g) above with respect to a Securities Purchase Agreement and Promissory Note entered into on October 6, 2023, apply to the November 17, 2023 financing from Mast Hill. Further the Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in 7(f).

The Company paid to Spencer Clarke LLC a cash fee of $5,270 plus 159,697 warrants at an exercise price of $0.033, in each case subject to adjustment.

(i)	Promissory Notes Issued on December 6, 2023

On December 6, 2023 the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $170,588 (actual amount of purchase price of $145,000 plus an original issue discount in the amount of $25,588). The maturity date of the Note is 12 months from the issue date and are the date upon which the principal amount, the OID, as well as any accrued and unpaid interest and other fees, shall be due and payable. All the terms and conditions as set out in (g) above with respect to a Securities Purchase Agreement and Promissory Note entered into on October 6, 2023, apply to the December 6, 2023 financing from Mast Hill. Further the Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in 7(f).

The Company paid to Spencer Clarke LLC a cash fee of $14,500 plus 439,394 warrants at an exercise price of $0.033, in each case subject to adjustment.

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

The Company paid to J.H. Darbie & Co., Inc. $2,763 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 23,021 shares of common stock at $0.10, subject to adjustment. The Company issued Spencer Clarke LLC warrants to purchase 618,079 shares of common stock at $.033, in each case subject to adjustment.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company paid to J.H. Darbie & Co., Inc. $2,550 in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 21,250 shares of common stock at $.12, subject to adjustment. The Company paid to Spencer Clarke LLC a cash fee of $5,100 plus 650,000 warrants at an exercise price of $.033, in each case subject to adjustment.

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

Below is a reconciliation of the above debts (Mast Hills Notes and Fourth Man Notes) as presented on the Company’s balance sheet as of December 31, 2023 and June 30, 2023:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued	2,066,823		2,066,823
Principal converted to common stock	(16,088)		(16,088)
Debt discount associated with Promissory notes		(864,713)	(864,713)
Amortization of debt discount		305,697	305,697
Balance at June 30, 2023	2,050,735	(559,016)	1,491,719

Promissory notes payable issued	354,588		354,588
Debt discount associated with Promissory notes		(63,066)	(63,066)
Amortization of debt discount		413,740	713,740
Balance at December 31, 2023	$2,405,323	$(208,342)	$2,196,981

Interest expenses associated with above convertible note are as follows:

	For the three months Ended December 31,		For the six months Ended December 31,
	2023	2022	2023	2022
Amortization	$201,481	$64,280	$413,740	$69,255
Interest on the convertible notes	60,368	14,311	102,167	15,711
Total	$261,849	$78,591	$-	$84,966

As of December 31, 2023 and June 30, 2023, the interest payable was $142,946 and $40,779, respectively.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

●	The Company had 127,221,301 and 123,587,968 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2023 and June 30, 2023 respectively.

●	The Company had 1,950 shares of its B Preferred stock issued and outstanding as of December 31, 2023 and June 30, 2023.

During the six months ended December 31, 2023:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

●	The Company issued 300,000 shares of common stock for services with a fair value of $7,800.

During the six months ended December 31, 2022:

●	During the six months ended December 31, 2022, the Company issued an aggregate of 282,859 shares of its common stock for services valued at $52,010.

●	During the six months ended December 31, 2022, the Company issued 500,000 shares of its common stock as financing cost valued at $60,000.

●	During the six months ended December 31, 2022, the Company issued an aggregate of 586,111 shares of its common stock for cashless exercise of 750,000 stock purchase warrants.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	During the six months ended December 31, 2022, the Company sold 457,350 units at $0.50 per unit, consisting with 1,829,400 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $224,615.

●	During the six months ended December 31, 2022, holders of the B Preferred converted 960 shares of Series B Preferred Stock into 4,800,000 shares of its common stock.

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

The Company had 1,000 shares of the Series A Stock issued and outstanding as of December 31, 2023, and June 30, 2023.

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

The Company had 1,950 shares of its B Preferred issued and outstanding as of December 31, 2023, and June 30, 2023.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Warrants

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended June 30, 2023, the Company entered into an Agreement For Shareholder Lock-Up And Acquisition of Warrants (the “Lock-Up Agreement”), with Mr. Folkson, issuing 400,000 warrants at a strike price of $0.30 having a term of one year. The Company valued these warrants using the Black Scholes model utilizing a 103.60% volatility and a risk-free rate of 4.30%.

During the fiscal year ended June 30, 2023, the Company issued 1,871,800 warrants to various subscribers under its Tier 2 offering pursuant to Regulation A (also known as “Regulation A+”) pursuant to which the Company is offering up to 5,000,000 units at a price of $0.50 per unit, each unit consisting of 4 shares of Common Stock and 4 Common Stock purchase warrants (“Unit”) for exercise at a strike price per Share equal to 125% of the price per share of Common Stock, or $0.15625 per share with a term of 2 years.

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

During the fiscal year ended June 30, 2023, the Company issued 1,000,000 retainer warrants under an Amendment and Addendum to Letter of Engagement agreement at a strike price of $0.033. The warrants included a provision for cashless exercise and carried a 5 years term. The Company valued these warrants using the Black Scholes model utilizing a 113.71% volatility and a risk-free rate of 3.69%. The Company recorded the value of the retainer warrants as consulting expenses.

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

During the six months ended December 31, 2023, the Company issued cumulative 650,000 warrants to the holder of outstanding promissory notes, and cumulative 6,208,788 warrants to the placement agent, and 21,250 warrants to JH Darbie as commission fees. The warrants were issued at initial exercise prices between $0.033 and $0.12 per share and valued on issuance dates with the Black Scholes model utilizing a volatility between 124.86% and 136.57, and a risk-free rate between 4.12% and 4.68%.

During the three months ended September 30, 2023, 7,000,000 returnable warrants became non-returnable warrants as a result of the Company’s default on certain debt obligations and $699,350 was recorded as additional financing costs.

During the three months ended December 31, 2023, a total of 23,147,255 outstanding share purchase warrants issued in connection with conversion of the Company’s B Preferred into Common Stock were adjusted as a result of certain antidilution clauses resulting in a total of 25,539,751 outstanding share purchase warrants with a downward adjusted exercise price of $0.1247 per share.

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

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of the warrants as of December 31, 2023 is $6.57 million. The aggregate intrinsic value of the warrants as of June 30, 2023 was $4.22. million.

Exercise Price	June 30, 2023	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	December 31, 2023
$0.03333	70,935,941	6,208,788	67,445,493	-	-	-	-	-	144,590,222
$0.0747	16,181,392	-	-	-	-	-	-	-	16,181,392
$0.1000	600,000	650,000	(1,250,000)	-	-	-	-	-	-
$0.1200	-	21,250	(21,250)	-	-	-	-	-	-
$0.1250	100,000	-	-	-	-	-	-	-	100,000
$0.1380	23,147,255	-	(23,147,255)	-	-	-	-	-	-
$0.1247	-	-	25,539,751	-	-	-	-	-	25,539,751
$0.1563	1,871,800	-	-	-	-	-	-	-	1,871,800
$0.2626	100,000	-	-	-	-	-	-	-	100,000
$0.3000	400,000	7,000,000	(7,000,000)	-	-	-	-	-	400,000
$0.5000	500,000	-	-	-	-	-	-	-	500,000
	113,836,388	13,880,038	61,566,739	-	-	-	-	-	189,283,165

Returnable Warrants

A cumulative total of 18,956,523 Returnable Warrants issued in conjunction with a financing agreement dated as of September 23, 2022, and a MFN agreement entered into concurrently on September 23, 2022 (ref: Note 7 above) may only be exercised in the event that the Company were to default on certain debt obligations. The Returnable Warrants have an initial exercise price of $0.30 per share, subject to customary adjustments (including price-based anti-dilution adjustments) and may be exercised at any time after an Event of Default until the five-year anniversary of such date. The Returnable Warrants include a cashless exercise provision as set forth therein. The exercise of the Returnable Warrants are subject to a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. In the event of the Company’s failure to timely deliver shares of Common Stock upon exercise of the Returnable Warrants, the Company would be obligated to pay a “Buy-In” amount pursuant to the terms of the Returnable Warrants. On December 29, 2022, upon an event of default as defined under the MFN agreement, 5,434,785 returnable warrants issued to each of the Purchasers under the MFN Agreement, and 1,086,957 returnable warrants issued to the Placement Agent, were triggered and valued using the Black Scholes model with a volatility of 124.14% and a risk-free rate of 3.94% resulting in financing expenses recorded as additional financing costs in the cumulative amount of $1,085,780.  In February 2023, the Company issued 3,800,000 shares of its common stock in exchange for the return of 10,869,566 returnable warrants. The warrants issued to the Placement Agent remained available for exercise.

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

10. Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At December 31, 2023 and June 30, 2023, the Company had no outstanding derivative liabilities.

11. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	Sean Folkson has a consulting agreement which went into effect on December 1, 2023, and runs through December 31, 2024. The agreement contains the potential for cash and equity bonuses should Nightfood, Inc. achieve certain revenue milestones. The Cash Performance Bonus shall be equal to 2% of gross Nightfood, Inc. revenues, paid quarterly. The Equity Performance Bonus shall be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000 and shall be paid in stock equal to 10% of the gross quarterly revenues for the bonus period, based on the average closing priced for the last 10 trading days.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

12. Related Party Transactions

●	During the third quarter of Fiscal Year 2015, Mr. Folkson began accruing a consulting fee of $6,000 per month which the aggregate of $36,000 is reflected in professional fees for the six months ended December 31, 2023 and 2022. At December 31, 2023 and June 30, 2023 Mr. Folkson was owed $63,000 and $33,000 in unpaid consulting fees which amounts are included on the balance sheets in accounts payable and accrued liabilities- related party. On February 2, 2024 effective December 1, 2023, Mr. Folkson entered into a new compensation agreement as further disclosed in Note 13 - Subsequent events.

●	On January 20, 2023, the Company entered into the Lock-Up Agreement with Mr. Folkson. For purposes of the Lock-Up Agreement, Mr. Folkson is the direct or indirect owner of 16,776,591 shares of the Company’s common stock (the “Shares”), and Mr. Folkson has agreed to not transfer, sell, or otherwise dispose of any Shares through February 4, 2023. The Lock-Up Agreement is substantially similar to, and serves as an extension of, the lock-up agreement previously in place between the Company and Mr. Folkson, which expired in accordance with its terms on February 4, 2022.

The Lock-Up Agreement further provides, in exchange for the agreement to lock up the Shares, that Mr. Folkson shall receive warrants to acquire 400,000 shares of Company Common Stock at an exercise price of $0.30 per share, which warrants carry a twelve-month term and a cashless provision, and will expire if not exercised within the twelve-month term.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Mr. Folkson was owed $44,276 and $41,876 as of December 31, 2023 and June 30, 2023, respectively, which amounts are included on the balance sheets in accounts payable and accrued liabilities- related party.

The Company used the proceeds from the Folkson Note for working capital.

●	In addition, at December 31, 2023 and June 30, 2023, respectively, there was $53,625 and $27,000 in unpaid directors fees which amounts are included on the balance sheets under accounts payable and accrued liabilities- related party.

13. Subsequent Events

Acquisition of Future Hospitality Ventures Holdings Inc. and certain agreements with executive management

On January 22, 2024, Nightfood Holdings, Inc. (“NGTF”), Future Hospitality Ventures Holdings Inc., a Nevada corporation, and its subsidiaries (“FHVH”), Sean Folkson as the holder of all issued and outstanding Series A Preferred Stock of NGTF (the “NGTF Series A Shareholder”) and Lei Sonny Wang, the sole shareholder of FHVH (the “FHVH Shareholder”) entered into a share exchange agreement (the “Exchange Agreement”) whereby NGTF has agreed to acquire FHVH through a share exchange (the “Exchange”) whereby FHVH became a wholly-owned subsidiary of NGTF. NGTF’s Board of Directors (the “Board”) unanimously determined that the transactions contemplated by the Exchange Agreement, including the Exchange, were in the best interests of the Company and its stockholders, and approved the Exchange Agreement and the transactions contemplated by the Exchange Agreement. The Exchange Agreement was also approved by the affirmative vote of NGTF’s majority stockholder entitling it to a majority of the voting power.

Pursuant to the Exchange Agreement, the FHVH Shareholder exchanged all 1,000 shares of common stock, $0.001 par value per share, of FHVH (the “FHVH Common Stock”) owned by him to NGTF for: (i) all 1,000 issued and outstanding shares of NGTF’s Series Super Voting A Preferred Stock held by the NGTF Series A Shareholder, and (ii) an aggregate of 13,333 newly issued shares of NGTF’s Series C Convertible Preferred Stock, each of which shall convert into 6,000 shares of common stock at $0.025 per share (the “Series C Preferred Stock”, and together with the Series A Super Voting Preferred Stock, the “NGTF Exchange Shares”).

The Exchange Agreement was subject to certain closing conditions and contains customary representations, warranties and covenants. The consummation of the Exchange was conditioned upon, among other things: Sean Folkson resigning as the Chief Executive Officer of NGTF, continuing to serve as the President of Nightfood, Inc. through December 31, 2024, which may be extended, and continuing to serve as a director of NGTF through, at a minimum, the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur; and the appointment of Lei Sonny Wang as a director and Chief Executive Officer of NGTF.

The aforementioned agreements closed on February 2, 2024, at which time Sean Folkson resigned as chief executive officer of NGTF and Lei Sonny Wang was appointed Chief Executive Officer and a director.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2024, Mr. Folkson, NGTF and Nightfood, Inc. entered into a consulting agreement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Folkson will (1) continue to serve as a director of NGTF, subject to shareholder approval, for no less than the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur, during which time both NGTF and its board of directors (the “Board”) will use its best effort to maintain Mr. Folkson’s directorship and (2) will serve as president of Nightfood, Inc. until December 31, 2024, which may date be extended. Mr. Folkson will receive cash and equity compensation as a director commensurate with the compensation received by other directors. Unless either party provides the other written notice at least 45 days before the end of the Consulting Agreement’s term of its intention to terminate, then the Consulting Agreement will renew automatically for one-year terms. The Consulting Agreement can be terminated for cause without notice. Upon termination of the Consulting Agreement for any reason, Mr. Folkson will receive NGTF common stock with a market value equal to $125,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned as of the termination. Additionally, if the Consulting Agreement is terminated prior to December 31, 2024, then Mr. Folkson will be entitled to continue to receive his Base Salary from the termination date until December 31, 2024. If Mr. Folkson is removed as a director of NGTF earlier than one year after NGTF’s successful uplist to any national securities exchange, then he will receive NGTF common stock with a market value equal to $500,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned on the date he was removed from the Board.

In exchange for his services, Mr. Folkson will receive a minimum annual salary of $120,000 (“Base Salary”), payable monthly. Mr. Folkson will be paid $6,000 per month of his Base Salary until NGTF completes a capital raise of not less than $1,000,000 or Nightfood, Inc. develops a monthly positive cash flow greater than $10,000 (the “Financial Conditions”). Until the Financial Conditions are met, any unpaid portion of the Base Salary will accrue. Nightfood, Inc. and NGTF have agreed that the entirety of the Base Salary will accrue between December 1, 2023 and February 29, 2024. The payments of $6,000 will begin on March 1, 2024. Upon meeting the Financial Conditions or successfully uplisting to NASDAQ, the parties will create a payment schedule to ensure payment of the full salary and accrued income within three to nine months, including $57,000 in consulting fees owed to Mr. Folkson as of November 1, 2023 pursuant to a consulting agreement dated December 27, 2021 between Mr. Folkson and NGTF. Mr. Folkson will be entitled to cash and equity bonuses based on certain conditions, beginning with the three-month period ending March 31, 2024 and quarterly thereafter. The cash bonus will equal 2% of Nightfood, Inc.’s revenues, including royalties, during the quarterly period, which will be paid no later than 15 days after the close of the quarterly period to which it relates. The equity bonus will be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000, commencing with the three-month period ending March 31, 2024 and quarterly thereafter. The equity bonus will be paid in NGTF common stock with a market value equal to 10% of gross quarterly revenues for the applicable period, based on the average closing price for the last 10 trading days. Such stock shall be deemed fully earned as of the last day of the applicable quarter and issued within 30 days of the end of the quarter. The cash and equity bonuses will be paid during the term of the Consulting Agreement and for 36 months afterward. Should NGTF sell all shares of Nightfood, Inc., its business, or any rights to any other party to manufacture, market, and distribute products under the Nightfood brand name, then Mr. Folkson will receive a cash bonus equal to 2% of the sale price and/or any royalties earned by NGTF or Nightfood, Inc. payable by NGTF in cash or as a percentage of any securities received and an equity bonus equal to 10% of the sale price and/or any royalties earned by NGTF or Nightfood, Inc. payable by NGTF in cash or as a percentage of any securities received (the “Sale Bonus”). The Sale Bonus will be paid with respect to any transaction during the term of the Consulting Agreement or that is consummated within 36 months thereafter.

Upon Mr. Folkson’s resignation, and pursuant to the Share Exchange Agreement, effective February 2, 2024, the Board of NGTF appointed Lei Sonny Wang to the Board and to act as chief executive officer of NGTF. In connection with his appointment as chief executive officer, NGTF and Mr. Wang entered into an employment agreement effective as of February 2, 2024 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Wang will serve his initial term beginning February 2, 2024 (the “Effective Date”) ending on the earlier of (i) the one year anniversary of the Effective Date or (ii) the termination of the Employment Agreement (the “Initial Term”). The Initial Term will be automatically extended for additional one-year terms (each a “Renewal Term”), unless NGTF or Mr. Wang provides the other with notice, at least 30 days prior to the expiration of the current term, of its desire not to renew the Employment Agreement. For his services, Mr. Wang will receive an annual base salary of $120,000, payable monthly beginning on the Effective Date. Until NGTF completes an additional two mergers and a capital raise in excess of $1,000,000 gross proceeds, or NGTF has financial capabilities to support the Base Salary, Mr. Wang will be paid $6,000 per month of the Base Salary, and the unpaid portion of the Base Salary will accrue.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Employment Agreement may be terminated with or without cause by NGTF and may be terminated with or without good reason by Mr. Wang. If NGTF terminates the agreement for cause, then NGTF will (i) pay Mr. Wang any unpaid Base Salary, benefits and any unreimbursed expenses within 10 days after the termination date; (ii) any unvested portion of equity granted to Mr. Wang through any agreement, including restricted stock awards, will be automatically forfeited; and (iii) both parties’ rights and obligations will cease, other than rights or obligations that arose prior to the termination date or in connection with the termination. If NGTF terminates the agreement without cause, then NGTF will (i) pay Mr. Wang any Base Salary or other amounts accrued and any unreimbursed expenses incurred within 10 days following the termination date; (ii) pay Mr. Wang a lump sum equal to the Base Salary that would have been paid to Mr. Wang for the remainder of the Initial Term or Renewal Term within 10 days of the termination; (iii) any grant of equity made to Mr. Wang, to the extent not vested, will automatically vest; and (iv) both parties’ rights and obligations will cease, other than rights or obligations that arose prior to the termination date or in connection with the termination. Should Mr. Wang terminate the Employment Agreement with good reason, then he will be entitled to the benefits payable to him as if the Employment Agreement had been terminated without cause. If Mr. Wang terminates the Employment Agreement without good reason, then he will be entitled to the benefits payable to him as if the Employment Agreement had been terminated with cause.

With regards to intellectual property, Mr. Wang has agreed that any work product resulting from the Employment Agreement will be the sole and exclusive property of NGTF and has irrevocably assigned all right, title and interest worldwide in and to any work product to NGTF. NGTF may also sublicense any work product resulting from the Employment Agreement.

Financing agreements

Mast Hill Fund, L.P.

On January 24, 2024 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), and issued and sold to Mast Hill Fund, L.P. (“Mast Hill”), a Promissory Note (the “MH Note”) in the principal amount of $388,300 (the “Principal Amount”) (actual amount of purchase price of $330,055 plus an original issue discount (“OID”) in the amount of $58,245). The use of proceeds from the sale of the MH Note is strictly for payment of operating expenses and to provide operating capital of $250,300.00 to Future Hospitality Ventures Holdings, LLC (“FHVH”) in advance of the anticipated acquisition transaction with FHVH, and for no other purpose.

The maturity date of the MH Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company paid certain fees and issued certain agents warrants in respect to the aforementioned financing agreements. The agreements also provide for terms of conversion only upon an event of default. Further the MH Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in Note 7(f).

On March 15, 2024, the Company consummated certain transactions pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of March 12, 2024 (the “Effective Date”) and issued and sold to Mast Hill Fund, L.P. (“Mast Hill”), a Promissory Note (the “Note”) in the principal amount of $336,000.00 (actual amount of purchase price of $285,600 plus an original issue discount (“OID”) in the amount of $50,400). The use of proceeds from the sale of the Mast Hill Note is strictly for business development and expenses related to compliance and merger and ongoing acquisition activity, and not for any other purpose. The maturity date of the Mast Hill Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company paid certain fees and issued certain agents warrants in respect to the aforementioned financing agreements. The agreements also provide for terms of conversion only upon an event of default. Further the MH Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in Note 7(f).

Fourth Man

On February 1, 2024, Fourth Man and NGTF entered into a letter agreement whereby Fourth Man agreed to amend that certain promissory note in the principal amount of $65,000 issued by NGTF to Fourth Man on June 29, 2023 (the “Note”) and that certain promissory note in the principal amount of $60,000 to Fourth Man on August 28, 2023 (the “Subsequent Note”, together with the Note, the “Notes”), effective as of January 23, 2024. The amendment removed the right to the adjustment to the conversion price of the note to the price per share specified in Section 3.21 of the promissory note (“the Affected Adjustment”) issued on August 28, 2023 by NGTF to Fourth Man (the “Subsequent Note”). The letter also amended the Subsequent Note to remove the right to the adjustment to the conversion price during the effective period, solely with respect to the Affect Adjustment. In exchange for Fourth Man’s execution of the letter, NGTF agreed, to (i) increase the total outstanding principal and accrued interest of the Notes and (ii) issue 1,667 shares of NGTF’s Series D Preferred Stock to Fourth Man.

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Articles of Incorporation

On January 26, 2024, the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock (the “Series A Preferred Stock”) of Nightfood Holdings, Inc. (“NGTF”) was amended (the “Amended Series A COD”) by replacing Section 1 to alter the voting structure of the Series A Preferred Stock. Pursuant to the Amended Series A COD, the shares of Series A Preferred Stock will have a number of votes equal to (i) the number of votes then held or entitled to be made by all other equity securities of NGTF plus (ii) one (1). No other changes were made.

Also on January 26, 2024, NGTF filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C COD”), which established 500,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”), par value of $0.001 per share, having such designations, rights and preferences as set forth in the Series C COD. The shares of Series C Preferred Stock are convertible six (6) months after issuance into common stock of NGTF at a rate of six thousand (6,000) shares of common stock for each share of Series C Preferred Stock. The shares of Series C Preferred Stock do not have voting rights and rank junior to the Series B Preferred Stock. The holders of Series C Preferred Stock are not entitled to dividends.

The Company’s board of directors unanimously approved the Amended Series A COD and the Series C COD. The Amended Series A COD was also approved by the affirmative vote of the Company’s majority stockholder entitling it to a majority of the voting power.

On February 7, 2024, the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) of Nightfood Holdings, Inc. (“NGTF”) was amended (the “Amended Series C COD”) by revising Section G to include a provision for adjustments for reverse stock splits. Pursuant to the Amended Series C COD, if the corporation at any time combines its outstanding shares of common stock into a smaller number of shares, then the number of shares of common stock issuable upon conversion of the Series C Preferred Stock pursuant to Section G(a) shall be proportionately decreased. No other changes were made.

Also on February 7, 2024, NGTF filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D COD”), which established 100,000 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”), par value of $0.001 per share, having such designations, rights and preferences as set forth in the Series D COD. The shares of Series D Preferred Stock are convertible six (6) months after issuance into common stock of NGTF at a rate of six thousand (6,000) shares of common stock for each share of Series D Preferred Stock. The shares of Series D Preferred Stock do not have voting rights and rank junior to the Series B Preferred Stock. The holders of Series D Preferred Stock are not entitled to dividends.

NGTF’s board of directors unanimously approved the Amended Series C COD and the Series D COD. The Amended Series C COD was also approved by the affirmative vote of NGTF’s majority stockholder entitling it to a majority of the voting power.

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

OVERVIEW

Nightfood Holdings, Inc. is focused on identifying and exploiting explosive market trends within the hospitality, food services, and consumer goods sectors.  By leading newly emerging categories and by identifying opportunities in markets undergoing transformational upheaval, our aim is to create upside potential unmatched in more mature markets.

In February 2024, we acquired recently formed Future Hospitality Ventures Holdings, Inc. (“Future Hospitality”) in an all-stock transaction. We’re in the process of acquiring two additional operating subsidiaries sectors, to add to the two subsidiaries currently in our portfolio: Nightfood, Inc. and Future Hospitality).

RECENT DEVELOPMENTS

On February 2, 2024, Nightfood Holdings, Inc. (“NGTF”) completed the acquisition of Future Hospitality Ventures Holdings Inc., a Nevada corporation, and its subsidiaries (“FHVH”) from Lei Sonny Wang, the sole shareholder of FHVH (the “FHVH Shareholder”). The acquisition of FHVH was approved by the majority shareholder of the Company, Mr. Sean Folkson, and the board of directors. Pursuant to the Exchange Agreement, the FHVH Shareholder exchanged all 1,000 shares of common stock, $0.001 par value per share, of FHVH (the “FHVH Common Stock”) owned by him to NGTF for: (i) all 1,000 issued and outstanding shares of NGTF’s Series Super Voting A Preferred Stock held by the NGTF Series A Shareholder, and (ii) an aggregate of 13,333 newly issued shares of NGTF’s Series C Convertible Preferred Stock, each of which shall convert into 6,000 shares of common stock at $0.025 per share (the “Series C Preferred Stock”, and together with the Series A Super Voting Preferred Stock, the “NGTF Exchange Shares”). Under the terms of the agreement, Sean Folkson resigned as the Chief Executive Officer of NGTF, and continues to serve as the President of Nightfood, Inc. through at least December 31, 2024, which may be extended, and continuing to serve as a director of NGTF through, at a minimum, the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur. Mr. Lei Sonny Wang was concurrently appointed a director and Chief Executive Officer of NGTF. Each of Mr. Folkson and Mr. Wang entered into compensation agreements for their services effective February 2, 2024.

Lei Sonny Wang, 44, founded and has served as chief executive officer of Future Hospitality Ventures Holdings Inc., a service robots distribution company to address operational inefficiencies in the hospitality industry, since October 28, 2023. On October 17, 2017, Mr. Wang established, and acted as executive director of, Intelligent Ventures Group Inc., which specializes in scaling and reviving California’s early-stage and distressed small businesses through turnkey management. On March 1, 2019, Mr. Wang joined Tri Cascade Inc. as the Executive Director of Business Development, an early-stage IoT device manufacturing and smart device development company focusing on deploying Outdoor Air Quality Monitor applications to address high-density urban air population concerns. On March 2, 2020, Mr. Wang joined Komfort IQ as the Chief Revenue Officer, an IoT startup enhancing energy efficiency in commercial office spaces by up to 60%. On January 5, 2022, Mr. Wang joined Retrofitek Inc., a startup distribution company innovating in the HVAC sector with energy-saving coating technologies, as the interim CEO. Mr. Wang studied Political Science at the University of California, Santa Barbara, and obtained degrees in Consumer Behavior and Business Administration from the University of North Texas. Mr. Wang’s history in managing, launching, and growing companies that address critical challenges uniquely positions him as a qualified board member. NGTF believes that Mr. Wang’s strategic vision, combined with his operational experience, will contribute to creative problem-solving, business development, fundraising, and overall management.

FHVH is a new entrant in an explosive space: Robots-as-a-Service (RaaS). The up-and-coming global service robots market is projected to exceed $170 billion by 2030. Under the leadership of Mr. Sonny Wang as CEO, FHVH has successfully secured valuable distribution agreements with industry-leading manufacturers United Robotics Group and Botin Innovation and has distribution agreements with at least one other global manufacturer expected to be signed in the fourth quarter of fiscal 2024.

OPERATING SUBSIDIARIES

Nightfood, Inc. - The Nighttime Snack Problem and Opportunity

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

Nightfood has received media coverage for its sleep-friendly snacks in outlets such as The Today Show, Oprah Magazine, The Rachael Ray Show, Food Network Magazine, The Wall Street Journal, USA Today, The Washington Post, Fox Business News, and many other major media outlets.

The Company is in the process of launching a direct-to-consumer (“DTC”) initiative for Nightfood sleep-friendly cookies that Management believes has the potential to quickly scale, providing stability and a foundation from which to grow the Nightfood brand and the sleep-friendly snack category.

Because of the potential size and strategic importance of the nighttime-specific snack market, and the growing interest and understanding of the link between nutrition and sleep, potential exists for joint ventures with international food and beverage and wellness companies. In recent years, some of the largest food and beverage companies in the world have approached us to explore partnership opportunities. This includes Nestlé (with whom we completed a “test-and-learn” joint initiative in 2023) and others. Most recently, in January 2024, we were contacted by a leading international wellness brand which wanted to explore development of Nightfood branded snacks in a joint venture.

Discussions surrounding such partnership opportunities remain ongoing, and shareholders should expect advancement of such initiatives to be predicated on successful Nightfood DTC scaling in mid-2024. DTC scaling would also allow us to evaluate additional opportunities in the hotel vertical. Nightfood ice cream pints remain available in a number of hotels across the country, some of whom are buying direct, and others through a third-party distributor. This limited distribution, and resulting revenue, are not significant. But we believe this distribution continues to indicate interest and opportunity in the hotel sector upon which we can capitalize in the future.

Future plans for the Nightfood brand include the introduction of sleep-friendly snacks in additional formats with retail distribution in supermarkets, hospitality, and other traditional and non-traditional channels.

Future Hospitality Ventures Holdings, Inc.

Future Hospitality is a new and well-positioned entrant in the burgeoning Robotics-as-a-Service (“RaaS”) sector. The global service robots market is projected to exceed $170 billion by 2030. With a focus on the RaaS opportunity across the United States, Future Hospitality launched in California, a labor market undergoing upheaval due to recent shifts in labor laws, minimum wage for restaurant workers, and high turnover rates that have forever burdened the foodservice and hospitality industry.

The potential for growth across the United States is significant. We believe the RaaS landscape will be ripe with opportunities for organic growth and strategic and accretive mergers and acquisitions. The goal of Future Hospitality is to leverage our resources to become an leader in the RaaS (Robotics as a Service) sector, value to our customers and driving industry innovation, while strategically expanding our market footprint, revenues, and profits to maximize shareholder value in this high-margin industry.

DEVELOPMENT PLANS

Our focus is on identifying and exploiting explosive market trends within the hospitality, food services, and consumer goods sectors. By leading newly emerging categories and by identifying opportunities in existing markets undergoing transformational upheaval, our aim is to create upside potential unmatched in more mature markets.

In November, 2023, we announced our goal of building a portfolio of operating companies in these spaces to enhance stability and shareholder value through uplist to a senior exchange such as NASDAQ. The first acquisition in this process was completed in February 2024, when we acquired newly formed Future Hospitality in an all-stock transaction.

We are currently in the process of acquiring two additional operating companies which are expected to bring millions of dollars in assets and synergistic revenue under the Nightfood Holdings umbrella, should the acquisitions be successfully completed, which we anticipate. Our updated timeline targets have us completing these two acquisitions in May of 2024, with the goal of transitioning to the NASDAQ before the end of calendar 2024.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results.

SEASONALITY

We do not expect a significant seasonality impact on either Nightfood or Future Hospitality during the anticipated upcoming growth stages of either company. The full impact of seasonality on our businesses might not be fully understood for several additional annual cycles.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2023 AND 2022

Revenue

For the three months ended December 31, 2023 and 2022, we had Gross Sales of $636 and $38,424, respectively and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $601 and $13,369, respectively, and incurred operating losses of $174,670 and $677,539 respectively. and the pivot to Direct-To-Consumer sales of our cookies which had not yet launched as of December 31, 2023.

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

GROSS SALES	For the three month period ended December 31, 2023	For the three month period ended December 31, 2022
Gross product sales	$636	$38,424
Less:
Slotting fees	-	-
Sales discounts, promotions, and other reductions	(35)	(25,055)
Net Revenues	$601	$13,369

Costs and expenses

For the three months ended December 31, 2023 and 2022, Cost of Product Sold decreased to $996 from $41,996. This is due to a decrease in the amount of product sold.

For the three months ended December 31, 2023 and 2022, Advertising and Promotional Expenses decreased from $53,169 to $6,722 as we paused advertising and promotional efforts during the current three month period.

For the three months ended December 31, 2023 and 2022, Selling, General, and Administrative expenses decreased from $104,292 to $53,437. The decrease was a result of reductions to inventory write downs in the current three-month period, as well as a reduction to other general and administrative costs.

For the three months ended December 31, 2023 and 2022, Professional Fees decreased from $491,448 to $114,116. This decrease was largely due to reduced expenses in the current three months ended December 31, 2023, as we did not have costs associated with the preparation, filing, and qualification of our Tier 2 offering pursuant to Regulation A, which received qualification from the SEC on October 25, 2022. In addition consulting fees were substantially reduced in the most recent three months ended December 31, 2023 as compared to the prior period.

For the three months ended December 31, 2023 and 2022, Total Operating Expenses decreased from $690,908 to $175,271. As discussed above, the major component of this decrease was the reduction professional fees by $377,332 period over period.

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

Other Income (Expense)

For the three months ended December 31, 2023 and 2022, Total Other Expenses decreased to $316,784 from $3,882,723. The majority of these expenses are related to accounting treatment applied to financing costs, debt and the amortization of debt discount. During the three months ended December 31, 2023 we recorded amortization of debt discount of $201,481 and financing costs of $52,260. During the three months ended December 31, 2022 we recorded amortization of debt discount of $484,907 and financing costs of $3,377,927. This is not an actual cash expense but is a function of the way certain financing activities are accounted for. Interest expenses totaled $63,040 and $34,382 in the three months ended December 31, 2023 and 2022, respectively. Other expense in the three months ended December 31, 2022 was offset by a gain of $14,493 with respect to the extinguishment of certain debt in the period.

Net Loss

Our net loss in the three months ended December 31, 2023 totaled $491,454 as compared to $4,560,262 in the three months ended December 31, 2022. The decrease to the net loss is directly related to a substantial decrease in financing costs and the amortization of debt discount in the current three months ended December 31, 2023.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2023 AND 2022

Revenue

For the six months ended December 31, 2023 and 2022, we had Gross Sales of $9,438 and $137,647, respectively and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $9,071 and $93,339, respectively, and incurred operating losses of $599,860 and $1,236,146 respectively. and the pivot to Direct-To-Consumer sales of our cookies which had not yet launched as of December 31, 2023.

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

GROSS SALES	For the six month period ended December 31, 2023	For the six month period ended December 31, 2022
Gross product sales	$9,438	$137,647
Less:
Slotting fees	-	-
Sales discounts, promotions, and other reductions	(367)	(44,308)
Net Revenues	$9,071	$93,339

Costs and expenses

For the six months ended December 31, 2023 and 2022, Cost of Product Sold decreased to $58,576 from $167,117. This is due to a decrease in the amount of product sold.

For the six months ended December 31, 2023 and 2022, Advertising and Promotional Expenses decreased from $90,335 to a gain of $409. This decrease is largely due to us pausing advertising and promotional efforts during the period. In addition, the gain in advertising and promotional costs in the six months ended December 31, 2023 is a result of certain previously booked marketing expenditures which were reversed in the current six month period, and when offset with actual costs in the period, resulted in a gain.

For the six months ended December 31,2023 and 2022, Selling, General, and Administrative expenses decreased from $230,636 to $213,448, the slight decrease was largely due to reductions to investor relations related costs in the current six months ended December 31, 2023.

For the six months ended December 31, 2023 and 2022, Professional Fees decreased from $841,397 to $337,316. This decrease was largely due to reduced expenses in the current six months ended December 31, 2023, as we did not have costs associated with the preparation, filing, and qualification of our Tier 2 offering pursuant to Regulation A, which received qualification from the SEC on October 25, 2022. In addition we experienced a substantial decrease in consulting fees period over period.

For the six months ended December 31, 2023 and 2022, Total Operating Expenses decreased from $1,329,485 to $608,931. As discussed above, the major components of this decrease was the reduction in advertising and marketing spend and professional fees for a cumulative reduction in costs from these two cost centers over the comparative periods of $594,825.

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

Other Income (Expense)

For the six months ended December 31, 2023 and 2022, Total Other Expenses decreased to $1,324,636 from $4,525,226. The majority of these expenses are related to accounting treatment applied to financing costs, debt and the amortization of debt discount. During the six months ended December 31, 2023 we recorded amortization of debt discount of $413,740 and financing costs of $804,160. During the six months ended December 31, 2022 we recorded amortization of debt discount of $1,029,452 and financing costs of $3,510,910. This is not an actual cash expense but is a function of the way certain financing activities are accounted for. Interest expenses totaled $106,736 and $57,328 in the six months ended December 31, 2023 and 2022, respectively. Other expense in the six months ended December 31, 2022 was offset by a gain of $72,464 with respect to the extinguishment of certain debt in the period.

Net Loss

Our net loss in the six months ended December 31, 2023 totaled $1,924,496 as compared to $5,761,372 in the six months ended December 31, 2022. The decrease to the net loss is directly related to a substantial decrease in financing costs and amortization of debt discounts, as well as a decrease to our overall operating costs by approximately half.

Customers

In each of the three- and the six-month periods ended December 31, 2023, we had 1 customer which accounted for more than 10% of gross sales.  During the six months ended December 31, 2022, the Company had four customers which individually accounted for more than 10% of gross sales and collectively accounted for approximately 83% of the gross sales. During the three months ended December 31, 2022, the Company had two customers account for approximately 97% of the gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, we had cash on hand of $5,804, receivables of $30,281, other current assets of $133,410 and inventory valued at $133,371.

Our cash on hand is not adequate to satisfy our working capital needs. We believe that our current capitalization structure, ongoing merger and acquisition activity, and our access to institutional capital will enable us to successfully secure the required financing to execute our development plans. In addition, we are currently working on acquisitions of additional revenue generating businesses to bolster our growth and strengthen our balance sheet.

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

Subsequent to December 31, 2023, we raised additional gross proceeds, net of original issuance discounts, of $615,655.

Since inception in January 2010 through December 31, 2023, we have generated an accumulated deficit of approximately $36,933,393. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. Many large, fast growing, and successful companies have reported accumulated deficits in recent years, such as Warby Parker, The Honest Company, Beyond Meat, Roblox, Robinhood, Sweetgreen, Oatly, Rivian, Celsius Holdings, Chobani, and Tesla. In our case, like many of these others, an accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

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

We anticipate deriving additional revenue from direct-to-consumer product sales in fiscal year 2024, but we cannot at this time quantify the amount. Subsequent to December 31, 2023 we were successful in acquiring a new operating subsidiary in the Robots-as-a-Service (RaaS) space, and expect to enhance our revenues through these operations in the coming months. In addition, we expect to successfully complete the acquisition of two additional operating companies in the second quarter of calendar 2024.

Cash Flow from Operating Activities

During the six months ended December 31, 2022, net cash used in operating activities was $738,165 compared to net cash used of $339,783 for the six months ended December 31, 2023. This decrease in net cash used is largely due to the overall reduction in our operating and non-operating activities in the most recently completed six-month period. While we continue to report increases to accounts payable and other liabilities as well as non-cash expenses such as financing costs including costs of the issuance of warrants in respect to financings and services, the overall size of the increase to our operating liabilities is substantially reduced to results reported in the six months ended December 31, 2022.

Cash Flow from Investing Activities

We did not use any cash in investing activities, during the six months ended December 31, 2023 or December 31, 2022.

Cash Flow from Financing Activities

During the six months ended December 31, 2023, net cash of $301,400 was raised through the issuance of debt in the form of convertible notes and secured promissory notes. In the six months ended December 31, 2022, our financing activities provided net cash of $506,296, and consisted of the issuance of debt in the form of convertible notes totaling $644,000 offset by repayments to debt of $362,319, and proceeds from shares sold under our Reg A offering of $224,615.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this information.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2023 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

During the three months ended December 31, 2023, the Company issued 300,000 shares as a consulting fee with a fair value of $7,800. The shares were issued in reliance on an exemption from registration pursuant to 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Amendments to Articles of Incorporation

On January 26, 2024, the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock (the “Series A Preferred Stock”) of Nightfood Holdings, Inc. (“NGTF”) was amended (the “Amended Series A COD”) by replacing Section 1 to alter the voting structure of the Series A Preferred Stock. Pursuant to the Amended Series A COD, the shares of Series A Preferred Stock will have a number of votes equal to (i) the number of votes then held or entitled to be made by all other equity securities of NGTF plus (ii) one (1). No other changes were made.

Also on January 26, 2024, NGTF filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C COD”), which established 500,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”), par value of $0.001 per share, having such designations, rights and preferences as set forth in the Series C COD. The shares of Series C Preferred Stock are convertible six (6) months after issuance into common stock of NGTF at a rate of six thousand (6,000) shares of common stock for each share of Series C Preferred Stock. The shares of Series C Preferred Stock do not have voting rights and rank junior to the Series B Preferred Stock. The holders of Series C Preferred Stock are not entitled to dividends.

The Company’s board of directors unanimously approved the Amended Series A COD and the Series C COD. The Amended Series A COD was also approved by the affirmative vote of the Company’s majority stockholder entitling it to a majority of the voting power.

On February 7, 2024, the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) of Nightfood Holdings, Inc. (“NGTF”) was amended (the “Amended Series C COD”) by revising Section G to include a provision for adjustments for reverse stock splits. Pursuant to the Amended Series C COD, if the corporation at any time combines its outstanding shares of common stock into a smaller number of shares, then the number of shares of common stock issuable upon conversion of the Series C Preferred Stock pursuant to Section G(a) shall be proportionately decreased. No other changes were made.

Also on February 7, 2024, NGTF filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D COD”), which established 100,000 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”), par value of $0.001 per share, having such designations, rights and preferences as set forth in the Series D COD. The shares of Series D Preferred Stock are convertible six (6) months after issuance into common stock of NGTF at a rate of six thousand (6,000) shares of common stock for each share of Series D Preferred Stock. The shares of Series D Preferred Stock do not have voting rights and rank junior to the Series B Preferred Stock. The holders of Series D Preferred Stock are not entitled to dividends.

NGTF’s board of directors unanimously approved the Amended Series C COD and the Series D COD. The Amended Series C COD was also approved by the affirmative vote of NGTF’s majority stockholder entitling it to a majority of the voting power.

Changes to executive Management

On February 2, 2024 Mr. Sean Folkson resigned as CEO and Mr. Lei Sonny Wang was appointed CEO and to the Company’s board of directors.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
4.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3*	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023
4.4	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.5	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.6*	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023
10.1	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.2	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.3	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.4	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.5	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.6	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: April 1, 2024	By:	/s/ Lei Sonny Wang
Lei Sonny Wang
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)