Form 10-Q
period 2024-03-31
NightFood Holdings, Inc.
filed 2024-06-17
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At June 12, 2024, the issuer had 127,907,407 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and June 30, 2023	2
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2024 and 2023	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended March 31, 2024 and 2023	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023	6
Notes to Unaudited Condensed Consolidated Financial Statements	7 - 32

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	June 30,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$186,072	$44,187
Accounts receivable	25,657	33,396
Inventory	35,842	276,202
Other current assets	187,225	92,726
Total current assets	434,796	446,511

Acquisition costs secured by promissory note	302,000	-
Indefinite lived intangible assets	1,333,271	-
Total assets	$2,070,067	$446,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$883,116	$604,516
Accounts payable and accrued liabilities - related party	250,747	101,876
Convertible notes payable - net of discounts	2,990,249	1,491,719
Total current liabilities	4,124,112	2,198,111

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	1	1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	2	2
Series C Stock, $0.001 par value, 500,000 shares authorized 13,333 and 0 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	13	-
Series D Stock, $0.001 par value, 100,000 shares authorized 1,667 and 0 issued and outstanding as of March 31, 2024, and June 30, 2023, respectively	2	-
Common stock, $0.001 par value, 200,000,000 shares authorized 127,907,407 and 123,587,968 issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	127,907	123,588
Additional paid in capital	35,469,552	33,112,935
Accumulated deficit	(37,651,522)	(34,988,126)
Total Stockholders’ Equity (Deficit)	(2,054,045)	(1,751,600)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,070,067	$446,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended March 31,		For the nine months Ended March 31,
	2024	2023	2024	2023

Revenues, net of slotting and promotion	$1,352	$10,605	$10,423	$103,944

Operating expenses
Cost of product sold	2,034	58,474	60,610	225,591
Advertising and promotional	6,453	38,960	6,044	129,295
Selling, general and administrative expense	162,022	155,076	375,470	385,711
Professional fees	120,983	(96,850)	458,299	744,547
Total operating expenses	291,492	155,660	900,423	1,485,144

Loss from operations	(290,140)	(145,055)	(890,000)	(1,381,200)

Other income (expense)
Interest expense - debt	(86,136)	(40,758)	(192,872)	(98,086)
Interest expense – financing cost	-	1,696,970	(804,160)	(1,813,940)
Amortization of debt discount	(165,113)	(132,805)	(578,853)	(1,162,257)
Gain (loss) on debt extinguishment	(128,330)	(392,459)	(128,330)	(319,995)
Total other income (expense)	(379,579)	1,130,948	(1,704,215)	(3,394,278)

Net (Loss)	(669,719)	985,893	(2,594,215)	(4,775,478)

Deemed dividend on Series B Preferred Stock	48,410	(2,565,151)	69,181	1,120,514
Net income (loss) attributable to common shareholders	(718,129)	3,551,044	(2,663,396)	(5,895,993)

Basic and diluted net loss per common share	$(0.006)	$0.03	$(0.021)	$(0.06)

Weighted average shares of capital outstanding – basic and diluted	127,688,758	105,672,769	126,540,836	98,556,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

For the three and nine months ended March 31, 2024, and 2023

	Common Stock		Preferred Stock (*)		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance, June 30, 2023	123,587,968	$123,588	-	$3	$33,112,935	$(34,988,126)	$(1,751,600)

Common stock issued as financing cost	3,333,333	3,333			46,667		50,000
Issuance of warrants					84,230		84,230
Warrants issued associated with Promissory Notes					9,878		9,878
Warrants issued as financing cost					699,350		699,350
Deemed dividends associated with warrant related dilutive adjustments					20,771	(20,771)	-
Net loss						(1,433,042)	(1,433,042)
Balance, September 30, 2023	126,921,301	126,921	-	3	33,973,831	(36,441,939)	(2,341,184)

Shares issued as consulting fee	300,000	300			7,500		7,800
Warrants issued as financing cost					22,120		22,120
Net loss						(491,454)	(491,454)
Balance, December 31, 2023	127,221,301	127,221	-	3	34,003,451	(36,933,393)	(2,802,718)
Warrants exercise, cashless	686,106	686			(686)		-
Business acquisition				13	1,304,424		1,304,437
Financing cost associated with modification to convertible notes				2	113,953		113,955
Deemed dividends associated with warrant related dilutive adjustments					48,410	(48,410)	-
Net loss						(669,719)	(669,719)
Balance, March 31, 2024	127,907,407	$127,907		$18	$35,469,552	$(37,651,522)	$(2,054,045)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Par Value
Balance, June 30, 2023	1,000	1	1,950	2	-	-	-	-	3

Balance, September 30, 2023	1,000	1	1,950	2					3

Balance, December 31, 2023	1,000	1	1,950	2					3

Shares issued for acquisition					13,333	13			13
Shares issued for amended convertible note							1,667	2	2
Balance, March 31, 2024	1,000	1	1,950	2	13,333	13	1,667	2	18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

For the three and nine months ended March 31, 2024, and 2023

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

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,594,215)	$(4,775,478)
Adjustments to reconcile net loss to net cash used in operations activities:
Warrants issued for services	84,230	12,675
Warrants issued for financing cost	721,470	482,500
Stock issued for services	7,800	69,110
Stock issued for financing costs	50,000	60,000
Amortization of debt discount	578,853	1,162,257
Loss on extinguishment of convertible note	128,330	319,995
Financing cost due to conversion price adjustments	-	853,053
Consulting fee due to conversion price adjustments		163,019
Financing cost due to default	-	229,468
Impairment of inventory	251,010	-
Write down of other current assets	46,130	-
Change in operating assets and liabilities
Change in accounts receivable	7,738	40,043
Change in inventory	(10,650)	(63,990)
Change in other current assets	(140,628)	44,921
Change in accounts payable	293,277	358,128
Change in relate party payable	127,475	48,676
Net cash used in operating activities	(449,180)	(995,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to Future Hospitality Ventures Holdings Inc. before business combination	(149,990)	-
Acquisition costs secured by promissory notes	(176,000)	-
Net cash used by investing activities	(325,990)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units under Reg A	-	229,719
Proceeds from exercise of warrants	-	138,566
Proceeds from related party	-	40,000
Proceeds from the issuance of debt, net	917,055	1,443,750
Repayment to convertible notes	-	(1,110,628)
Net cash provided by financing activities	917,055	741,407

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	141,885	(254,216)

Cash and cash equivalents, beginning of period	44,187	280,877
Cash and cash equivalents, end of period	$186,072	$26,661

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$39,452
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Warrants and returnable warrants issued for financing cost	$721,470	$-
Stock issued for financing costs	$50,000	$-
Common stock issued for preferred stock conversions	$686	$6,550
Deemed dividend associated with preferred B stock and dilutive warrant adjustments	$69,181	$1,055,197
Debt and warrant discounts related to convertible notes	$171,711	$-
Preferred stock C issued per acquisition	$868,708	$-
Preferred stock A valuation per acquisition	$435,729	$-
Preferred stock D issued under convertible note amended	$113,955	$-
Principal increased under convertible note amended	$12,500	$-
Granted interest increased under convertible note amended	$1,875	$-
Acquisition cost under Promissory note acquired under business acquisition	$126,000	$-

Nightfood Holdings, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Going Concern

Nightfood Holdings, Inc. (“we”, “us”, “the Company” or “Nightfood”) is a Nevada corporation incorporated on -October 16, 2013, to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation from its sole shareholder, Sean Folkson. For the reporting period, all of our operations were being conducted through subsidiary Nightfood, Inc. We are also the sole shareholder of MJ Munchies, Inc., currently revoked in the State of Nevada, which owns certain intellectual property, but does not have any operations as of the period covered by these financial statements.

On February 2, 2024, the Company closed the acquisition of Future Hospitality Ventures Holdings Inc. (“FHVH” or “Future Hospitality”), a Nevada corporation and a new entrant in the Robots-as-a-Service (RaaS) space from Mr. Lei Sonny Wang, who concurrently became the Chief Executive Officer (“CEO”) of Nightfood and a member of the Company’s board of directors. Under the leadership of Mr. Wang, Future Hospitality has secured distribution agreements with industry-leading manufacturers United Robotics Group Americas, Inc. and Botin Innovations, Inc. and is in the process of negotiating several additional supply opportunities.

Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 866-291-7778. We maintain web sites at www.nightfood.com, www.RoboOp365.com, along with several additional web properties. Any information that may appear on those web sites should not be deemed to be a part of this report.

The Company’s fiscal year end is June 30.

Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. No certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended March 31, 2024, the Company had an operating and net loss of $2,572,165, cash flow used in operations of $449,180 and an accumulated deficit of $37,629,472.

●	The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout calendar year 2024 or adequate to satisfy our immediate or ongoing working capital needs. We are currently in default with respect to the terms of several of our convertible notes payable.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. Additionally, management is investing in the acquisition of additional revenue generating assets through the issuance of debt and/or equity to further assist the Company’s growth initiatives. As of March 31, 2024 we have advanced proceeds totaling $302,000 to potential targets, which are under negotiation for acquisition as soon as practicable subsequent to June 30, 2024.

●	Because the Company has limited sales, no certainty of continuation can be stated. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

●	Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of the products and services of its subsidiaries to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Interim Financial Statements

These unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2024, and 2023, respectively, reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America.

These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the fiscal years ended June 30, 2023 and 2022, respectively, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed with the United States Securities and Exchange Commission on October 13, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of results for the entire year ending June 30, 2024.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Business Combinations

●	The Company accounts for business combinations using the purchase method of accounting. The purchase method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Goodwill and Intangibles

●	Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on February 2, 2024 respectively and includes the value of indefinite lived intangible assets resulting from noncontractual customer relationships. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill is is deemed to have an indefinite life. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

The Company reviews intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. We measure the recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There were no impairments for the periods presented.

The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. There were no goodwill impairments for the periods presented.

Long-Lived Assets

●	The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of March 31, 2024 and June 30, 2023.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a loss on write down of inventory during the period spoilage is incurred as a part of selling, general and administrative expenses The Company has no minimum purchase commitments with its vendors. During the three and nine months ended March 31, 2024 the Company wrote down inventory balances by $105,455 and $251,010, respectively, as a result of damage, loss, spoilage, and obsolescence. Expenses related to inventory impairments are included in Selling, General and Administrative expenses on the Company’s statements of profit and loss.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $6,453 and $38,960 for the three months ended March 31, 2024 and 2023, respectively. The Company recorded advertising costs of $6,044 and $129,295 for the nine months ended March 31, 2024 and 2023, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Updated (“ASU”) ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Through the nine months ended March 31, 2024 and 2023, the Company generated revenues from sales generated in operating subsidiary Nightfood, Inc. and the sale of ice-cream and cookie products to customers and distributors using (i) Nightfood.com on the Shopify eCommerce platform (Direct to Consumer); and (ii) third party distributors. Sales focus in the most recent quarter ended March 31, 2024 has shifted entirely to direct-to-consumer as the Company is focused on its newly developed cookie products. Wholesale ice-cream production and sales have been discontinued, and might resume if and when direct-to-consumer scale is achieved. The Company considers its performance obligations satisfied upon shipment of the purchased products to the customer with respect to sales processed by third party fulfilment centers and retail locations, and delivery of the product for sales made to distributors or direct to end user via eCommerce portals. The Company has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. Due to the nature of Nightfood’s products, the company does not accept returns of its snacks. Refunds to consumers are issued under certain circumstances, but product returns are not typically accepted.

The Company is not currently earning any revenue associated with its operations in the Robots-as-a-Service (RaaS) space, although product demonstrations have begun and Management believes revenues will begin soon.

Disaggregated Revenues

The Company currently is earning revenues from a single product line with sales of its cookie products through subsidiary Nightfood, Inc. and therefore has not presented disaggregated revenues.

Concentration of Credit Risk

●	Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At March 31, 2024 and June 30, 2023, the Company did not have any uninsured cash deposits.

Deemed Dividend – Series B Preferred Stock Warrants :

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.11082 per share through March 31, 2024. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of March 31, 2024.

The value of the deemed dividend was approximately $4.4 million as of June 30, 2022. During the year ended June 30, 2023 the Company recorded an additional deemed dividend of approximately $1.1 million in relation to the B Preferred stock and downward price adjustments to certain warrants. During the nine months ended March 31, 2024 the Company recorded a further deemed dividend of approximately $69,181 in relation to the B Preferred stock and downward price adjustments to certain warrants.

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

Customer Concentration

●

In each of the three- and the nine-month periods ended March 31, 2024, the Company had 1 customer which accounted for more than 10% of gross sales.

During the three months ended March 31, 2023, the Company had one customer account for approximately 94% of the gross sales. During the nine months ended March 31, 2023, the Company had one customer account for approximately 34% of the gross sales. One other customer accounted for approximately 31% of gross sales, and two other customers accounted for between 10 and 12% of gross sales respectively.

Vendor Concentration

●	In the three- and nine-month periods ended March 31,2024, one vendor accounted for more than 10% of the Company’s costs of goods sold. During the three- and nine-month periods ended March 31, 2023, two vendors accounted for more than 10% of the Company’s costs of goods sold.

Receivables Concentration

●	As of March 31, 2024, the Company had receivables due from nine customers. One accounted for 62% of the total balance, and three of the others each accounted for between 15% and 17% of the outstanding balance. As of June 30, 2023, the Company had receivables due from nine customers, one of who accounted for over 56% of the outstanding balance. Three of the others each accounted for between 10% and 14% of the outstanding balance.

Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At March 31, 2024 and June 30, 2023, the Company had no outstanding derivative liabilities.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three and nine months ended March 31, 2024 and 2023 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may occasionally make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07on our financial statements.

●	In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

●	In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, on our financial statements.

3. Business Combination

Acquisition of Future Hospitality Ventures Holdings Inc.

On January 22, 2024, the Company, Future Hospitality Ventures Holdings Inc., a Nevada corporation, Sean Folkson as the holder of all issued and outstanding Series A Preferred Stock of NGTF (the “NGTF Series A Shareholder”) and Lei Sonny Wang, the sole shareholder of FHVH (the “FHVH Shareholder”) entered into a share exchange agreement (the “Exchange Agreement”) whereby NGTF agreed to acquire FHVH through a share exchange (the “Exchange”) whereby FHVH became a wholly-owned subsidiary of NGTF.

Pursuant to the Exchange Agreement, the FHVH Shareholder exchanged all 1,000 shares of common stock, $0.001 par value per share, of FHVH (the “FHVH Common Stock”) owned by him to NGTF for: (i) all 1,000 issued and outstanding shares of NGTF’s Series Super Voting A Preferred Stock held by the NGTF Series A Shareholder, and (ii) an aggregate of 13,333 newly issued shares of NGTF’s Series C Convertible Preferred Stock, each of which shall convert into 6,000 shares of common stock at $0.025 per share (the “Series C Preferred Stock”, and together with the Series A Super Voting Preferred Stock, the “NGTF Exchange Shares”). In addition, the conversion terms of the Super Voting A Preferred Stock were concurrently amended by replacing Section 1 to alter the voting structure of the Series A Preferred Stock. Pursuant to the Amended Series A Certificate of Designation, the shares of Series A Preferred Stock will have a number of votes equal to (i) the number of votes then held or entitled to be made by all other equity securities of NGTF plus (ii) one (1).

The Exchange Agreement was subject to certain closing conditions and contained customary representations, warranties and covenants. The consummation of the Exchange was conditioned upon, among other things: Sean Folkson resigning as the Chief Executive Officer of NGTF, continuing to serve as the President of Nightfood, Inc. through December 31, 2024, which may be extended, and continuing to serve as a director of NGTF through, at a minimum, the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur; and the appointment of Lei Sonny Wang as a director and Chief Executive Officer of NGTF. The parties at the time of the transaction were considered arm’s length and the exchange agreement was valued at fair market value at the time of the transaction.

The aforementioned agreements closed on February 2, 2024.

The following is a summary of the estimated fair values of acquisition costs at the date of issuance:

Consideration Paid – Fair Value
Stock issued:
Number of Series A Preferred Stock:	1,000
Number of Series C Preferred Stock:	13,333
Fair value of Series A Preferred Stock		$435,729
Fair value of Series C Preferred Stock		868,708
Total consideration		$1,304,437

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired as of February 2, 2024:

Tangible assets acquired:
Cash	$111,863
Other current assets	126,000
Accounts payable	(4,845)
Other current liabilities	(261,852)
Total assets acquired and liability assumed	(28,834)

Indefinite-lived intangible assets (noncontractual customer relationships)	1,333,271

Total Net asset acquired	$1,304,437

As of March 31, 2024, no impairment of the Company’s goodwill was required.  The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

4. Accounts receivable

●	The Company’s accounts receivable arises primarily from the sale of the Company’s snacks. On a periodic basis, the Company evaluates each customer account and based on the days outstanding of the receivable, history of past write-offs, collections, and current credit conditions, writes off accounts it considers uncollectible. With most of our retail and distribution partners, invoices will typically be due in 30 days. The Company does not accrue interest on past due accounts and the Company does not require collateral. Accounts become past due on an account-by-account basis. Determination that an account is uncollectible is made after all reasonable collection efforts have been exhausted. The Company has not provided any accounts receivable allowances for March 31, 2024 and June 30, 2023.

5. Inventories

●	Inventory consists of the following at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
Inventory: Finished Goods	$6,117	$163,644
Inventory: Ingredients	29,725	63,734
Inventory: Packaging	-	48,824
Total Inventory	$35,842	$276,202

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products relative shelf life. Write-downs and write-offs are charged to loss on inventory write down. During the nine months ended March 31, 2024 the Company wrote down inventory balances totaling $251,010 as a result of inventory damage, obsolescence and spoilage.

6. Other current assets

Other current assets consist of the following at March 31, 2024 and June 30, 2023.

	March 31, 2024	June 30, 2023
Other Current Assets
Prepaid interest expenses	$5,978	$-
Prepaid Professional fees	142,500	-
Other prepaid expenses	38,747
Deposits with vendors	29,396	92,726
TOTAL	$187,225	$92,726

7. Acquisition Costs Secured by Promissory Note

During the three months ended March 31, 2024 the Company’s subsidiary FHVH provided advances to acquisition targets as follows:

Promissory note - acquisition target 1	254,500
Promissory note - acquisition target 2	47,500

The amounts are secured by promissory notes bearing interest at 1% per annum and due within 12 months from issue date. The Company expects to complete the acquisition of these entities prior to the close of fiscal 2024.

8. Accounts Payable and Accrued liabilities

Accounts payable and accrued liabilities consist of the following at March 31, 2024 and June 30, 2023:

	March 31, 2024	June 30, 2023
Interest Payable	$234,411	$40,779
Accounts payable	648,705	563,737
TOTAL	$883,116	$604,516

9. Debt

●	Convertible Notes Payable

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2023:

	Principal ($)	Stock-settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(362,319)			(362,319)
Gain on extinguish of portion of principal		(72,464)		(72,464)
Amortization of debt discount			960,197	960,197
Penalty	181,159			181,159
Conversion price change		1,843,475		1,843,475
Under forbearance Agreement:	58,703	(1,988,402)		(1,929,699)
Cash repayment	(964,500)			(964,500)
Balance at June 30, 2023	-	-	-	-

Below is a reconciliation of the extinguishment of debt relative to the exchange of Returnable Warrants for shares of common stock by the holders:

3,800,000 shares of common stock issued and exchanged for 10,869,566 returnable warrants	$342,000
Loss on conversion price change in December 31, 2022	1,051,801
Stock settled debt	(1,988,402)
Financing charges due to returnable warrants issued	987,060
Principal increased due to penalty	58,703
Loss on extinguishment	$392,459

Interest expenses associated with above convertible note are as follows:

	For the three months Ended March 31,		For the nine months Ended March 31,
	2024	2023	2024	2023
Amortization	$-	$-	$-	$960,197
Interest on the convertible notes	-	19,251	-	58,703
Total	$-	$19,251	$-	$1,018,900

During the fiscal years ended June 30, 2023 and 2022, the Company recorded $39,452 and $43,478 to interest. As of March 31, 2024 and June 30, 2023, the interest payable was $0.

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

On December 6, 2023 the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $170,588 (actual amount of purchase price of $145,000 plus an original issue discount in the amount of $25,588). The maturity date of the Note is 12 months from the issue date and are the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. All the terms and conditions as set out in (g) above with respect to a Securities Purchase Agreement and Promissory Note entered into on October 6, 2023, apply to the December 6, 2023 financing from Mast Hill. Further the Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in 7(f).

The Company paid to Spencer Clarke LLC a cash fee of $14,500 plus 439,394 warrants at an exercise price of $0.033, in each case subject to adjustment.

(j)	Promissory Notes Issued on January 24, 2024

On January 24, 2024 the Company entered into a Securities Purchase Agreement, and issued and sold to Mast Hill a Promissory Note in the principal amount of $388,300 (actual amount of purchase price of $330,055 plus an original issue discount in the amount of $58,245). The maturity date of the Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company paid certain fees in respect to the aforementioned financing agreements. The agreements also provide for terms of conversion only upon an event of default. All the terms and conditions as set out in (g) above with respect to a Securities Purchase Agreement and Promissory Note entered into on October 6, 2023, apply to the January 24, 2024 financing from Mast Hill. Further the Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in 7(f).

(k)	Promissory Notes Issued on March 13, 2024

On March 13, 2024, the Company entered into a Securities Purchase Agreement, and issued and sold to Mast Hill a Promissory Note in the principal amount of $336,000 (actual amount of purchase price of $285,600 plus an original issue discount in the amount of $50,400). The maturity date of the Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company paid certain fees in respect to the aforementioned financing agreements. The agreements also provide for terms of conversion only upon an event of default. All the terms and conditions as set out in (g) above with respect to a Securities Purchase Agreement and Promissory Note entered into on October 6, 2023, apply to the March 13, 2024 financing from Mast Hill. Further the Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in 7(f).

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

Amendment to Fourth Man Promissory Notes.

On February 1, 2024, Fourth Man and NGTF entered into a letter agreement whereby Fourth Man agreed to amend that certain promissory note in the principal amount of $65,000 issued by NGTF to Fourth Man on June 29, 2023 the “Promissory Note” and that certain promissory note in the principal amount of $60,000 to Fourth Man on August 28, 2023 (the “Subsequent Note”, together with the Promissory Note, the “Notes”), effective as of January 23, 2024. The amendment removed the right to the adjustment to the conversion price of the Notes to the price per share specified in Section 3.21 of the note (“the Affected Adjustment”) issued on August 28, 2023 by NGTF to Fourth Man (the “Subsequent Note”). The letter also amended the Subsequent Note to remove the right to the adjustment to the conversion price during the effective period, solely with respect to the Affect Adjustment. In exchange for Fourth Man’s execution of the letter, NGTF agreed, to (i) increase the total outstanding principal and accrued interest on the Notes by 10% and (ii) issue 1,667 shares of NGTF’s Series D Preferred Stock to Fourth Man.

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

Below is a reconciliation of the above debts (Mast Hills Notes and Fourth Man Notes) as presented on the Company’s balance sheet as of March 31, 2024 and June 30, 2023:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued	2,066,823		2,066,823
Principal converted to common stock	(16,088)		(16,088)
Debt discount associated with Promissory notes		(864,713)	(864,713)
Amortization of debt discount		305,697	305,697
Balance at June 30, 2023	2,050,735	(559,016)	1,491,719

Promissory notes payable issued	1,078,888		1,078,888
Promissory notes amended	12,500		12,500
Debt discount associated with Promissory notes		(171,711)	(171,711)
Amortization of debt discount		578,853	578,853
Balance at December 31, 2023	$3,142,123	$(151,874)	$2,990,249

Interest expenses associated with above convertible notes are as follows:

	For the three months Ended March 31,		For the nine months Ended March 31,
	2024	2023	2024	2023
Amortization	$165,113	$132,805	$578,853	$202,060
Interest on the convertible notes	83,611	22,996	185,778	38,707
Total	$248,724	$155,801	$764,631	$240,767

As of March 31, 2024 and June 30, 2023, the interest payable was $234,411 and $40,779, respectively.

Below is a reconciliation of the loss on extinguishment of debt relative to the amended promissory notes with Fourth Man:

10% increase in principle	$12,500
10% increase in guaranteed interest	1,875
1,667 Series D Stock issued	113,955
Loss on extinguishment	$128,330

As a result of dilutive issuances during the period the exercise price of all of the aforementioned convertible notes has been reset subsequent to the period to $0.03333. In addition, certain warrants issued to the noteholders, placement agent and J.H. Darbie have been repriced in accordance with their respective terms and conditions.

10. Capital Stock Activity

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

●	The Company had 127,221,301 and 123,587,968 shares of its $0.001 par value common stock issued and outstanding as of December 31, 2023 and June 30, 2023 respectively.

●	The Company had 1,950 shares of its B Preferred stock issued and outstanding as of December 31, 2023 and June 30, 2023.

During the nine months ended March 31, 2024:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

●	The Company issued 300,000 shares of common stock for services with a fair value of $7,800.

●	The Company issued 686,106 shares of common stock for cashless exercise of 1,818,182 stock purchase warrants.

During the nine months ended March 31, 2023:

●	The Company issued an aggregate of 532,859 shares of its common stock for services valued at $61,110.

●	The Company issued 500,000 shares of its common stock as financing cost valued at $60,000.

●	The Company issued an aggregate of 3,231,697 shares of its common stock for cashless exercise of 4,050,000 stock purchase warrants.

●	The Company issued 3,800,000 shares of its common stock in exchange for the return of 10,869,566 returnable warrants.

●	The Company issued 2,750,000 shares of its common stock in exchange for the return of 2,750,000 stock purchase warrants.

●	The Company sold 467,950 units at $0.50 per unit, consisting with 1,871,800 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $229,729.

●	During the nine months ended March 31, 2023, holders of the B Preferred converted 1,310 shares of Series B Preferred Stock into 6,550,000 shares of its common stock.

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

During the quarter ended March 31, 2024 the former holder of the 1,000 outstanding shares of Series A Stock transferred his shares to the seller of certain assets as part of a Share Exchange Agreement. (ref: Note 3 – Business Combination)

The Company had 1,000 shares of the Series A Stock issued and outstanding as of March 31, 2024, and June 30, 2023 which shares are currently held by the Company’s CEO Lei Sonny Wang.

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

The Company had 1,950 shares of its B Preferred issued and outstanding as of March 31, 2024, and June 30, 2023.

Series C Preferred Stock

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

The Company issued 13,333 shares of NGTF’s Series C Preferred Stock under share exchange agreement. (ref Note 3 – Business Combination)

The Company had 13,333 shares of its C Preferred issued and outstanding as of March 31, 2024.

Series D Preferred Stock

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

The Company issued 1,667 shares of NGTF’s Series D Preferred Stock to Fourth Man under the amended promissory notes. (ref Note 7 – Debt)

The Company had 1,667 shares of its D Preferred issued and outstanding as of March 31, 2024.

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

During the nine months ended March 31, 2024, the Company issued cumulative 650,000 warrants to the holder of outstanding promissory notes, and cumulative 6,208,788 warrants to the placement agent, and 21,250 warrants to JH Darbie as commission fees. The warrants were issued at initial exercise prices between $0.033 and $0.12 per share and valued on issuance dates with the Black Scholes model utilizing a volatility between 124.86% and 136.57, and a risk-free rate between 4.12% and 4.68%.

During the three months ended September 30, 2023, 7,000,000 returnable warrants became non-returnable warrants as a result of the Company’s default on certain debt obligations and $699,350 was recorded as additional financing costs.

During the nine months ended March 31, 2024, a total of 23,147,255 outstanding share purchase warrants issued in connection with conversion of the Company’s B Preferred into Common Stock were adjusted as a result of certain antidilution clauses resulting in a total of 28,557,967 outstanding share purchase warrants with a downward adjusted exercise price of $0.11082 per share.

During the nine months ended March 31, 2024, a total of 1,818,182 share purchased warrants were exercised in a cashless transaction.

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

The aggregate intrinsic value of the warrants as of March 31, 2024 is $7.39 million. The aggregate intrinsic value of the warrants as of June 30, 2023 was $4.22. million.

Exercise Price	June 30, 2023	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	March 31, 2024
$0.03333	70,935,941	6,208,788	67,445,493	(1,818,182)	-	-	-	-	142,772,040
$0.0747	16,181,392	-	-	-	-	-	-	-	16,181,392
$0.1000	600,000	650,000	(1,250,000)	-	-	-	-	-	-
$0.1200	-	21,250	(21,250)	-	-	-	-	-	-
$0.1250	100,000	-	-	-	-	-	-	-	100,000
$0.1380	23,147,255	-	(23,147,255)	-	-	-	-	-	-
$0.1108	-	-	28,557,967	-	-	-	-	-	28,557,967
$0.1563	1,871,800	-	-	-	-	-	-	-	1,871,800
$0.2626	100,000	-	-	-	-	-	-	-	100,000
$0.3000	400,000	7,000,000	(7,000,000)	-	-	-	(400,000)	-	-
$0.5000	500,000	-	-	-	-	-	-	-	500,000
	113,836,388	13,880,038	64,584,955	(1,818,182)	-	-	(400,000)	-	190,083,199

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

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	Sean Folkson has a consulting agreement which went into effect on December 1, 2023 and runs through December 31, 2024. The agreement contains the potential for cash and equity bonuses should Nightfood, Inc. achieve certain revenue milestones. The Cash Performance Bonus shall be equal to 2% of gross Nightfood, Inc. revenues, paid quarterly. The Equity Performance Bonus shall be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000 and shall be paid in stock equal to 10% of the gross quarterly revenues for the bonus period, based on the average closing priced for the last 10 trading days.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

13. Related Party Transactions

As of March 31, 2024 and June 30, 2023, related parties are due a total of 234,747 and $101,876, respectively:

	March 31, 2024	June 30, 2023
Sean Folkson consulting fees payable	$97,000	$33,000
Directors fees payable	57,000	27,000
Accrued compensation payable with shares and warrants (unissued)	29,875	-
Lei Sonny Wang consulting fees payable	20,000	-
Sean Folkson loan (principal $40,000) and interest payable	45,476	41,876
Lei Sonny Wang reimbursement expenses	1,396	-
Total related party payable	$250,747	$101,876

Services provided from related parties as professional fees:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Sean Folkson	$30,000	$18,000	$70,000	$54,000
Directors fees and compensation	25,250	19,625	59,875	58,875
Lei Sonny Wang	20,000	-	20,000	-
Total fees under professional fees	$75,250	$37,625	$149,875	$112,875

On February 2, 2024, Sean Folkson resigned as chief executive officer of NGTF and Lei Sonny Wang was appointed Chief Executive Officer and a director.

Agreements with Mr. Folkson

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

Agreements with Mr. Wang

In connection with Mr. Lei Sonny Wang’s appointment as chief executive officer, NGTF and Mr. Wang entered into an employment agreement effective as of February 2, 2024 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Wang will serve his initial term beginning February 2, 2024 (the “Effective Date”) ending on the earlier of (i) the one year anniversary of the Effective Date or (ii) the termination of the Employment Agreement (the “Initial Term”). The Initial Term will be automatically extended for additional one-year terms (each a “Renewal Term”), unless NGTF or Mr. Wang provides the other with notice, at least 30 days prior to the expiration of the current term, of its desire not to renew the Employment Agreement. For his services, Mr. Wang will receive an annual base salary of $120,000, payable monthly beginning on the Effective Date. Until NGTF completes an additional two mergers and a capital raise in excess of $1,000,000 gross proceeds, or NGTF has financial capabilities to support the Base Salary, Mr. Wang will be paid $6,000 per month of the Base Salary, and the unpaid portion of the Base Salary will accrue.

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

14. Subsequent Events

On May 9, 2024, the Company consummated transactions pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of May 5, 2024 (the “Effective Date”) and issued and sold to Mast Hill Fund, L.P. (“Mast Hill”), a Promissory Note (the “Note”) in the principal amount of $395,000.00 (actual amount of purchase price of $335,750 plus an original issue discount (“OID”) in the amount of $59,250). The use of proceeds from the sale of the Mast Hill Note is strictly for business development and expenses related to compliance and merger and ongoing acquisition activity, and not for any other purpose. The maturity date of the Mast Hill Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. Mast Hill has the right, at any time on or following the date that an event of default occurs under the Note, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any default interest) into common stock of the Company, at a conversion price of $0.033, subject to customary adjustments as provided in the Mast Hill Note for stock dividends and stock splits, rights offerings, pro rata distributions, fundamental transactions and dilutive issuances. In addition, Mast Hill is entitled to deduct $1,750.00 from the conversion amount upon each conversion, to cover Mast Hill’s fees associated with each conversion. Any such conversion is subject to customary conversion limitations set forth in the Mast Hill Note so Mast Hill beneficially owns less than 4.99% of the Common Stock.

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

RECENT DEVELOPMENTS

On February 2, 2024, Nightfood Holdings, Inc. completed the acquisition of Future Hospitality Ventures Holdings Inc., a Nevada corporation, and its subsidiaries from Lei Sonny Wang, the sole shareholder of Future Hospitality. The acquisition of Future Hospitality was approved by the majority shareholder of the Company, Mr. Sean Folkson, and the board of directors. Pursuant to the Exchange Agreement, the Future Hospitality Shareholder exchanged all 1,000 shares of common stock, $0.001 par value per share, of Future Hospitality owned by him to NGTF for: (i) all 1,000 issued and outstanding shares of NGTF’s Series Super Voting A Preferred Stock held by the NGTF Series A Shareholder, and (ii) an aggregate of 13,333 newly issued shares of NGTF’s Series C Convertible Preferred Stock, each of which shall convert into 6,000 shares of common stock at $0.025 per share (the “Series C Preferred Stock”, and together with the Series A Super Voting Preferred Stock, the “NGTF Exchange Shares”). Under the terms of the agreement, Sean Folkson resigned as the Chief Executive Officer of NGTF, and continues to serve as the President of Nightfood, Inc. through at least December 31, 2024, which may be extended, and continuing to serve as a director of NGTF through, at a minimum, the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur. Mr. Lei Sonny Wang was concurrently appointed a director and Chief Executive Officer of NGTF. Each of Mr. Folkson and Mr. Wang entered into compensation agreements for their services effective February 2, 2024.

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

FHVH is a new entrant in an explosive space: Robots-as-a-Service (RaaS). The up-and-coming global service robots market is projected to exceed $170 billion by 2030. Under the leadership of Mr. Wang, FHVH has secured distribution agreements with industry-leading manufacturers United Robotics Group and Botin Innovation and is in the process of negotiating several additional supply opportunities.

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

Discussions surrounding such partnership opportunities remain ongoing, and shareholders should expect advancement of such initiatives to be predicated on successful Nightfood DTC scaling in mid-2024. DTC scaling could also allow us to evaluate additional opportunities in the hotel vertical.

During April of 2024, Nightfood, Inc. observed a significant increase in direct-to-consumer sales of its cookies resulting from its social media strategy, with TikTok being the primary sales driver. During the 30-day period from April 21, 2024 through May 20, 2024, Nightfood generated over $50,000 in unaudited net revenue from direct-to-consumer sales according to unaudited Shopify reporting, with over 80% of these sales occurring on the Nightfood.com website, and the balance occurring via TikTok Shop.

Future plans for the Nightfood brand include the introduction of sleep-friendly snacks in additional formats conducive to ecommerce, such as chips and candy, as well as retail distribution in supermarkets, hospitality, and other traditional and non-traditional channels.

Future Hospitality Ventures Holdings, Inc.

Future Hospitality is a new and well-positioned entrant in the burgeoning Robotics-as-a-Service (“RaaS”) sector. The global service robots’ market is projected to exceed $170 billion by 2030. With a focus on the RaaS opportunity across the United States, Future Hospitality launched in California, a labor market currently making national news due to significant upheaval from recent shifts in labor laws, minimum wage for food service workers, and high turnover rates that have forever burdened the foodservice and hospitality industry.

The United States is brimming with potential for growth, and we believe the RaaS landscape is poised for remarkable opportunities. At Future Hospitality, our mission is to leverage our resources to become a leading force in the commercialization of RaaS and Internet-of-Things (IoT) automation applications. Our vision is to create immense value for our customers and drive industry innovation, all while strategically expanding our market footprint.

Future Hospitality is not just aiming for growth; we're targeting significant revenues and profits to maximize shareholder value in this high-growth, high-margin industry. By pursuing organic growth and strategically accretive mergers and acquisitions, we're setting the stage for a future where Future Hospitality leads the charge in RaaS and IoT automation. Together, we'll redefine the industry and achieve extraordinary success.

DEVELOPMENT PLANS

Our focus is on identifying and exploiting explosive market trends within the hospitality, food services, and consumer goods sectors. By leading newly emerging categories and by identifying opportunities in existing markets undergoing transformational upheaval, our aim is to create upside potential unmatched in more mature markets.

In November 2023, we announced our goal of building a portfolio of operating companies in these spaces to enhance stability and shareholder value through uplist to a senior exchange such as NASDAQ. The first acquisition in this process was completed in February 2024, when we acquired newly formed Future Hospitality in an all-stock transaction.

We are currently in the process of acquiring two additional operating companies which are expected to bring millions of dollars in assets and synergistic revenue under the Nightfood Holdings umbrella, should the acquisitions be successfully completed, which we anticipate. Our updated timeline targets have us completing these two acquisitions in July of 2024, with the goal of transitioning to the NASDAQ as soon as practicable thereafter.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

Revenue

For the three months ended March 31, 2024 and 2023, we had Gross Sales of $1,491 and $15,217, respectively and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $1,352 and $10,605, respectively, and incurred operating expenses of $291,492 and $155,660 respectively. During the three months ended March 31, 2024 the pivot from ice cream sales to Direct-To-Consumer sales of our cookies had only just commenced. As we have shifted from retail distribution of Nightfood snacks to direct- to-consumer, we do not expect to incur slotting fees in the future until and unless we again begin distributing Nightfood product offerings through certain retail channels and partners.

Costs and expenses

	For the three months Ended March 31,
	2024	2023

Operating expenses
Cost of product sold	2,034	58,474
Advertising and promotional	6,453	38,960
Selling, general and administrative expense	162,022	155,076
Professional fees	120,983	(96,850)
Total operating expenses	291,492	155,660

For the three months ended March 31, 2024 and 2023, Cost of Product Sold decreased to $2,034 from $58,474. This is due to a decrease in the amount of product sold.

For the three months ended March 31, 2024 and 2023, Advertising and Promotional Expenses decreased from $38,960 to $6,453 as we paused advertising and promotional efforts during the current three month period.

For the three months ended March 31, 2024 and 2023, Selling, General, and Administrative expenses increased from $155,076 to $162,022. The increase was a direct result of inventory impairment charges of $105,455 in the current three months ended March 31, 2024. Selling, General, and Administrative expenses experienced a substantive decrease period over period as sales decreased period over period, along with associated costs.

For the three months ended March 31, 2024 and 2023, Professional Fees reflect an expense of $120,983 for the current three months ended March 31, 2024 as compared to a credit to professional fees of $96,850 in the three months ended March 31, 2023. The results reported in the three months ended March 31, 2023, reflecting a net credit to professional fees of $96,850 is the result of the repricing of certain consulting fees issued as warrants as part of a Forbearance and Exchange Agreement entered into with certain parties in February 2023 resulting in an adjustment to previously recorded consulting expenses in the period of $250,936.

Total Operating Expenses include those expenses associated with running the operating portion of our business (such as the manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company. For the three months ended March 31, 2024 and 2023, Total Losses from Operations increased from $145,055 to $290,140. As discussed above, the major component of this increase was the increase to professional fees period over period and substantial inventory write-downs in the current period as we shift from ice-cream sales to cookie sales, offset by reductions to both costs of products sold and advertising and promotional costs.

Other Income (Expense)

For the three months ended March 31, 2024 and 2023, Total Other Expenses totaled $379,579 as compared to other income of $1,130,948. The majority of these results are related to accounting treatment applied to financing costs, debt and the amortization of debt discount. During the three months ended March 31, 2024 we recorded interest expenses of $86,136, amortization of debt discounts of $165,113 and loss on debt extinguishment of $128,330. During the three months ended March 31, 2023 we recorded amortization of debt discount of $132,805, interest expenses of $40,758 and a loss on debt extinguishment of $392,459, offset by a gain from financing costs of $1,696,970 as a result of entry into a Forbearance and Exchange Agreement in February 2023 with certain parties which resulted in adjustments to prior recorded expenses.

Net Loss

Our net loss in the three months ended March 31, 2024 totaled $669,719 as compared to net income of $985,894 in the three months ended March 31, 2023. The change in results from net income in 2023 to a net loss in the current period in 2024 is directly related to adjustments to previously recorded expenses in the three months ended March 31, 2023 as a result of a certain Forbearance and Exchange Agreement entered into in February 2023 which required revaluation of various financing costs and share based consulting expenses, the impact of which resulted in a gain to financing costs in the three months ended March 31, 2023 of $1,696,970

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2024 AND 2023

Revenue

For the nine months ended March 31, 2024 and 2023 we had Gross Sales of 11,159 and $152,864, respectively and Net Revenues (Net Revenues are defined as Gross Sales, less Slotting Fees, Sales Discounts, and certain other revenue reductions) of $736 and $48,920, respectively, and incurred operating expenses of $900,423 and $1,485,144 respectively. During the nine months ended March 31, 2024 the pivot from ice cream sales to Direct-To-Consumer sales of our cookies only commenced in the most recent quarter ending March 31, 2024. As we have shifted from product sales at retail and wholesale to direct to consumer, we do not expect to incur slotting fees in the future, unless we determine to introduce our current product offerings to a retail format.

Costs and expenses

	For the nine months Ended March 31,
	2024	2023

Operating expenses
Cost of product sold	60,610	225,591
Advertising and promotional	6,044	129,295
Selling, general and administrative expense	375,470	385,711
Professional fees	458,299	744,547
Total operating expenses	900,423	1,485,144

For the nine months ended March 31, 2024 and 2023, Cost of Product Sold decreased from $225,591 to $60,610. This is due to a decrease in the amount of product sold.

For the nine months ended March 31, 2024 and 2023, Advertising and Promotional Expenses decreased from $129,295 to $6,044. This decrease is largely due to us pausing advertising and promotional efforts during the period. In addition, certain previously booked marketing expenditures during the nine months ended March 31, 2024, were reversed in the current nine month period, upon non-provision of services resulting in a reduction to the overall costs in the current nine months.

For the nine months ended March 31, 2024 and 2023, Selling, General, and Administrative expenses decreased from $385,711 to $375,470.In fact the Company’s expenditures on Selling, General and Administrative costs was substantially reduced period over period, such reductions being offset in the nine months ended March 31, 2024 by a sizeable impairment to inventory in the period of $251,010,as the Company shifted from ice-cream sales to direct to consumer sales of cookie products.

For the nine months ended March 31, 2024 and 2023, Professional Fees decreased from $744,547 to $458,299. This decrease was largely due to reduced expenses in the current nine months ended March 31, 2024, as we did not have costs associated with the preparation, filing, and qualification of our Tier 2 offering pursuant to Regulation A, which received qualification from the SEC on October 25, 2022. In addition, we experienced a substantial decrease in professional consulting fees period over period as a result of the restructure of certain debt agreements.

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

For the nine months ended March 31, 2024 and 2023, the Loss from Operations decreased from $1,381,200 to $890,000. As discussed above, the major components of this decrease was the reduction in advertising and marketing spend, a substantial reduction to professional fees and SGA expenses period over period, offset by a substantial write down of obsolete inventory.

Other Income (Expense)

For the nine months ended March 31, 2024 and 2023, Total Other Expenses decreased to $1,704,215 from $3,394,278. The majority of these expenses are related to accounting treatment applied to financing costs, debt and the amortization of debt discount. During the nine months ended March 31, 2024 we recorded amortization of debt discount of $578,853, loss on extinguishment of debt of $128,330 and financing costs of $804,160. During the nine months ended March 31, 2023, we recorded amortization of debt discount of $1,162,257, financing costs of $1,813,940 and a loss on extinguishment of debt of $319,995. These are not actual cash expenses but a function of the way certain financing activities are accounted for. Interest expenses totaled $192,872 and $98,086 in the nine months ended March 31, 2024 and 2023, respectively.

Net Loss

Our net loss in the nine months ended March 31, 2024 totaled $2,594,215 as compared to $4,775,478 in the nine months ended March 31, 2023. The decrease to the net loss is directly related to a substantial decrease in financing costs and amortization of debt discounts, as well as a decrease to our overall operating costs by approximately one-third.

Customers

In each of the three- and the nine-month periods ended March 31, 2024, we had 1 customer which accounted for more than 10% of gross sales.  During the three months ended March 31, 2023, the Company had one customer account for approximately 94% of the gross sales. During the nine months ended March 31, 2023, the Company had one customer account for approximately 34% of the gross sales. One other customer accounted for approximately 31% of gross sales, and two other customers accounted for between 10 and 12% of gross sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had cash on hand of $186,072, receivables of $25,657, other current assets of $187,225 and inventory valued at $35,842.

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

As discussed above, the Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth through the balance of fiscal year 2024 and 2025, or adequate to satisfy our immediate or ongoing working capital needs. The Company is continuing to raise capital through the sale of its securities, including common stock, preferred stock, and debt (including convertible debt) to finance the Company’s operations, of which it can give no assurance of success. In addition, we will receive the proceeds from our outstanding warrants as, if and when such warrants are exercised for cash.

If we are unable to raise cash through the sale of our securities, we may be required to severely restrict or cease our operations.

Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of products and services of its subsidiaries to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Subsequent to March 31, 2024, we raised additional gross proceeds, net of original issuance discounts, of $335,750 through the issuance of Secured Notes payable.

Since inception in January 2010 through March 31, 2024, we have generated an accumulated deficit of approximately $37,651,522. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. The Company’s accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

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

We anticipate deriving additional revenue from our subsidiaries in fiscal year 2024, but we cannot at this time quantify the amount. During the quarter ended March 31, 2024 we were successful in acquiring a new operating subsidiary in the Robots-as-a-Service (RaaS) space, and expect to enhance our revenues through these operations in the coming months. In addition, we expect to successfully complete the acquisition of two additional operating companies prior to the close of fiscal 2024.

Cash Flow from Operating Activities

During the nine months ended March 31, 2023, net cash used in operating activities was $995,623 compared to net cash used of $449,180 for the nine months ended March 31, 2024. This decrease in net cash used is largely due to the overall reduction in our operating and non-operating activities in the most recently completed nine-month period. While we continue to report increases to accounts payable and other liabilities as well as non-cash expenses such as financing costs including costs of the issuance of warrants in respect to financings and services and the amortization of debt discounts, the overall size of the increase to our operating liabilities is substantially reduced to results reported in the nine months ended March 31, 2023.

Cash Flow from Investing Activities

During the nine months ended March 31, 2024 cash from investing activities included acquired cash from a business combination of $149,990 and prepaid acquisition costs secured by promissory notes of $176,000. There were no cash flows from investing activities in the nine months ended March 31, 2024.

Cash Flow from Financing Activities

During the nine months ended March 31, 2024, net cash of $917,055 was raised through the issuance of debt in the form of convertible notes and secured promissory notes. In the nine months ended March 31, 2023, our financing activities provided net cash of $741,407, and consisted of the issuance of debt in the form of convertible notes totaling $1,443,750 offset by repayments to debt of $1,110,628, proceeds from shares sold under our Reg A offering of $229,719, proceeds from the exercise of warrants of $138,566, and proceeds from a loan from a related party of $40,000.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended December 31, 2023.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2024 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.

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

Also on January 26, 2024, NGTF filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Series C COD”), which established 500,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”), par value of $0.001 per share, having such designations, rights and preferences as set forth in the Series C COD. The shares of Series C Preferred Stock are convertible nine (6) months after issuance into common stock of NGTF at a rate of six thousand (6,000) shares of common stock for each share of Series C Preferred Stock. The shares of Series C Preferred Stock do not have voting rights and rank junior to the Series B Preferred Stock. The holders of Series C Preferred Stock are not entitled to dividends.

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

Changes to executive Management

On February 2, 2024, Mr. Sean Folkson resigned as CEO and Mr. Lei Sonny Wang was appointed CEO and to the Company’s board of directors.

Change of Independent Registered Public Accounting Firm

On April 12, 2024, the Company dismissed GreenGrowth CPAs Inc. as its independent registered public accountancy firm, and engaged Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
3.6	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.8	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
4.1	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023 (incorporated by reference to Exhibit 4.3 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.4	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023 (incorporated by reference to Exhibit 4.6 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
10.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.2	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.3	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.4	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.5	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).

10.6	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.7	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.8	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.9	Share Exchange Agreement by and among Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., Sean Folkson as the holder of the Series A Preferred Stock of NGTF and the sole shareholder of FHVH dated January 22, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2024)
10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.11	Promissory Note dated January 24, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.12++	Consulting Agreement between Nightfood Holdings, Inc. and Sean Folkson, dated February 2, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.13++	Employment Agreement between Nightfood Holdings, Inc. and Lei Sonny Wang, dated February 2, 2024. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.14	Letter Agreement between Fourth Man, LLC and Nightfood Holdings, Inc. dated February 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024)
10.15	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.16	Promissory Note dated March 12, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.17	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.18	Promissory Note dated May 5, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
16.1	Letter from GreenGrowth, CPAs (incorporated by reference to Exhibit 16.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on April 22, 2024)
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
++	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: June 17, 2024	By:	/s/ Lei Sonny Wang
Lei Sonny Wang
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)