Form 10-K
period 2024-06-30
NightFood Holdings, Inc.
filed 2024-12-27
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 000-55406

NIGHTFOOD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Registrant’s Principal Office

520 White Plains Road, Suite 500

Tarrytown, NY 10591

Registrant’s telephone number, including area code:

(866-291-7778)

Securities to be registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,923,511.

The number of shares of the registrant’s Common Stock outstanding as of December 27, 2024 was 128,957,407 shares.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business”.

Item 1. Business.

General Development of Business

Nightfood Holdings, Inc. (“we”, “us”, “NGTF”, “the Company” or “Nightfood”) is a Nevada corporation incorporated on October 16, 2013, to acquire all of the issued and outstanding shares of Nightfood, Inc., a New York corporation from its sole shareholder, Sean Folkson. We are also the sole shareholder of MJ Munchies, Inc., currently revoked in the State of Nevada, which owns certain intellectual property, but does not have any operations as of the period covered by these financial statements.

On February 2, 2024, the Company closed the acquisition of Future Hospitality Ventures Holdings Inc. (“FHVH” or “Future Hospitality”), a Nevada corporation and a new entrant in the Robots-as-a-Service (RaaS) space from Mr. Lei Sonny Wang, who concurrently became the Chief Executive Officer (“CEO”) of Nightfood and a member of the Company’s board of directors. Under the leadership of Mr. Wang, as of the time of this filing, Future Hospitality has secured distribution agreements with Next Robots, Inc. (formally Botin Innovations, Inc.) and one other U.S.-based global manufacturer which has not yet been named publicly and is in the process of negotiating and exploring additional supplier relationships.

Description of Business

Present Operations

Future Hospitality dba RoboOp365 launched in California shortly before California’s April foodservice and hospitality minimum wage increase which received significant media coverage. Future Hospitality provides artificial intelligence (AI) enabled robotic solutions that we believe deliver critical efficiencies, cost savings, and enhanced consumer experience in hospitality and food service.

Management believes that incorporating Future Hospitality’s advanced AI-enabled robotic solutions positions the Company at the forefront of innovation in the hospitality sector at this critical point in time. We believe our success in this area can open new avenues for growth and efficiency across our portfolio. Our customers can benefit from plug-and-play, AI-enabled automation which integrates easily and seamlessly into traditional restaurants, hotels, health care facilities, school cafeterias and other food service operations. There are exponential benefits for customers with a portfolio of locations, which is the market segment we are initially targeting.

Subsidiary Nightfood, Inc. has encountered quality and logistics challenges with its current copacker. The company is exploring selling other products in other categories and is seeking a new copacker for its cookie business.

Products and Services

Future Hospitality:

Products:

The Company believes it is revolutionizing the hospitality industry with plug-and-play robotics and automation solutions designed to enhance service efficiency and consistency.

Regular national media coverage highlights the ongoing labor crisis in California, which is creating massive upheaval across the industry. With minimum wage increased to $20, many long-standing businesses have been forced to shut down. Others are actively looking to invest in automation solutions that will allow them to remain viable now and into the future.

Future Hospitality offers two key robotics solutions via the Robots-as-a-Service (“RaaS”) business model, which can transform both front-end and back-end operations within the hospitality industry.

1.	Front-End Solutions: The serving robot, an advanced front-end solution, works alongside wait staff to ensure faster and more reliable service. These sever robots help streamline service delivery, enhancing guest experiences by minimizing wait times and reducing human errors.

2.	Back-End Solutions: Smart cooking bots provide game-changing back-end solutions to support chefs in high-volume environments. The advanced kitchen assistant ensures consistent food quality and enables even inexperienced staff to prepare delicious meals quickly, addressing critical challenges in busy kitchens.

In recent months, Future Hospitality has been actively showcasing the capabilities of its service robots and automated systems to various regional restaurant franchises, assisted living facilities, hotels, and hospital operators. These demonstrations have sparked significant interest among industry leaders seeking to solve service inconsistency, labor shortages, and ongoing staffing replacement costs.

Future Hospitality is in active discussions with several organizations interested in implementing these automation solutions at scale in their day-to-day operations.

The website for Future Hospitality is www.roboop365.com

Market Trends

In an era where the gig economy reshapes labor dynamics, minimum wages rise, and labor disputes intensify, the food service industry stands at a crucial crossroads. Service robots, such as our cutting-edge culinary assistants, are not just a nod to the future—they are a robust solution to today’s burgeoning challenges.

●	Tackling Gig Economy Challenges: The gig economy has revolutionized the workforce, offering flexibility but also introducing unpredictability in staffing. Service robots provide a constant, reliable presence, mitigating the fluctuations and uncertainties inherent in a gig-based labor force.

●	Addressing Rising Minimum Wage Concerns: As minimum wages climb, the financial strain on food service operations intensifies. Service robots offer a one-time investment that delivers ongoing returns, alleviating the pressure of rising labor costs.

●	Navigating Labor Disputes: Disputes and disagreements within the workforce can lead to disruptions and financial losses. Service robots operate with consistent efficiency, eliminating the potential for labor disputes and ensuring uninterrupted service excellence.

●	Solving the 100% Staff Turnover Dilemma: The food service industry often grapples with high employee turnover rates, leading to recurring recruitment and training expenses. Service robots, with their enduring presence, eradicate the turnover turmoil, providing a stable and dependable solution.

●	Reducing Staff Training Costs: Training new staff is an ongoing expense in the food service sector. Service robots, once programmed, require no further training, offering a straightforward, cost-effective alternative to the continuous cycle of training and retraining staff.

●	Minimizing Job-Related Injuries: In a bustling kitchen or service area, the risk of job-related injuries is ever-present. Service robots are designed to operate safely alongside human coworkers, reducing the likelihood of injuries and associated costs.

Marketing

The Company is not currently earning significant revenue associated with its operations in the Robots-as-a-Service (RaaS) space.

Competition

Certain companies are manufacturers and distributors of service robotics with distribution in the US which is our current target market.

We face competition from certain manufacturers and distributors and their downline distributors who are our main competition.

Government Regulations

In the United States, the National Institute of Standards and Technology has developed a framework for ensuring the safety and reliability of robotics technology. The framework provides guidelines for developing, deploying, and operating robots in various applications.

The United States has been a leader in the robotics industry for several decades. The country is home to some of the world’s largest and most successful robotics companies, such as Boston Dynamics, iRobot, and Kiva Systems. The US government has also recognized the potential of robotics to drive economic growth and improve efficiency and has implemented policies to support the development of the robotics industry.

One of the most significant initiatives in the US is the National Robotics Initiative (NRI), launched in 2011. The NRI collaborates with several government agencies, including the National Science Foundation and the Department of Defense. It aims to support the development of robotics technology across various industries. The initiative provides funding for research and development in manufacturing, healthcare, and transportation.

In addition to the NRI, the US government has also implemented policies to support the growth of the robotics industry. For example, the Department of Labor has launched the “Robotics Apprenticeship Program” to provide training and education programs for workers in the robotics industry. The program aims to address the skills gap in the industry and ensure that workers have the skills they need to remain competitive in the workforce.

Nightfood, Inc.

Products

We currently market three flavors of Nightfood cookies Prime-Time Chocolate Chip, Date Night Cherry Oat and Snoozerdoodle. Compared to traditional cookies, Nightfood cookies feature less sugar, less fat, fewer calories, more protein, more prebiotic fiber, and contain added inositol and vitamin B6.

The most widely consumed nighttime snacks are cookies, chips, candy, and ice cream. Our goal is to offer consumers sleep-friendly versions of each of those snack formats as well as others.

Subsidiary Nightfood, Inc. has encountered quality and logistics challenges with its current copacker. The company is exploring selling other products in other categories and is seeking a new copacker for its cookie business.

Market Trends

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

Marketing

Through the fiscal years ended June 30, 2024, and 2023, the Company generated revenues from sales generated in operating subsidiary Nightfood, Inc. and the sale of ice-cream and cookie products to customers and distributors using (i) Nightfood.com on the Shopify eCommerce platform (Direct to Consumer); and (ii) third party distributors. Sales focus in the most recent quarter, ended June 30, 2024, has shifted entirely to direct-to-consumer as the Company is focused on its newly developed cookie products. Wholesale ice-cream production and sales have been discontinued and might resume if and when direct-to-consumer scale is achieved.

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

Government Regulations

United States

Since e-commerce food businesses are not regulated as traditional food manufacturers based on the current Code of Federal Regulations (CFR), these models are regulated under the “honor system.” Companies self-report to their local authorities and, in most cases, are regulated under their local food code jurisdictions.

The U. S. Food and Drug Administration (FDA) publishes the Food Code, a model that assists food control jurisdictions at all levels of government by providing them with a scientifically sound technical and legal basis for regulating the retail and food service segment of the industry (restaurants and grocery stores and institutions such as nursing homes).

FDA regulates all foods and food ingredients introduced into or offered for sale in interstate commerce, with the exception of meat, poultry, and certain processed egg products regulated by the U.S. Department of Agriculture (USDA).

The Human Foods Program (HFP), works with FDA field offices to ensure that the nations’ food supply (except meat, poultry and some egg products, which are regulated by USDA) is safe, sanitary, wholesome, and honestly labeled and that cosmetic products are safe and properly labeled.

Personnel

Nightfood Holdings, Inc. has one employee, Lei Sonny Wang, its CEO.

Nightfood, Inc. has no employees. Sean Folkson has a consulting agreement with the Company. Functions within the company such as sales, marketing, production, distribution, sales, accounting, public relations, and more are primarily conducted through vendor and consultant relationships.

Future Hospitality has no employees. Functions within the company such as business development, supplier partnership development, marketing, public relations, and sales management are overseen by Sonny Wang who is working with independent sales agents specializing in restaurants, senior care facilities, and hotel services.

Should we be successful in executing our business plan, we anticipate hiring additional employees in key roles to assist with various company functions. However, we also expect to continue to strategically outsource when appropriate to enable growth without unnecessary expense and overhead.

Intellectual Property

We own the domain Nightfood.com as well as many other relevant domains such as late-night-snack.com, nighttimesnack.com, and nighttimesnacking.com, as well as Nightfood.us, Nightfood.net, TryNightfood.com, GetNightfood.com, NiteFood.com, TryNightfood.com, and BuyNightfood.com. We also own the toll-free number 888-888-NIGHT.

Nightfood’s formulae and recipes are proprietary, and we have non-disclosure agreements with our suppliers.

The Registrant also owns the domain HalfBaked.com.

Recent Developments

As of November 11, 2024, FHVH onboarded a new customer currently in a 30-day trial phase for its Robot-as-a-Service solution. Following the trial, the customer will transition to a monthly RaaS subscription.

On September 10, 2024, the Company announced the closing of its strategic all-stock acquisition of SWC Group Inc., doing business as CarryoutSupplies.com (“CarryOut” as of September 4, 2024. CarryOut is a leading wholesaler and distributor of custom takeout packaging for the foodservice industry, with traditional, biodegradable and compostable options. Subsequently, on December 10, 2024 the Company, Future Hospitality Ventures Holdings, Inc., SWC Group, Inc., and Sugarmade, Inc. entered into and amendment (the “Amendment”) which modified certain terms of the Share Exchange Agreement dated September 4, 2024 (the “Agreement”).

The Amendment modifies the method for calculating the number of shares to be issued under the Agreement. Under the revised terms, the share issuance will be determined based on the 90-day Volume Weighted Average Price (VWAP) of the Company’s common stock as of December 4, 2024.

As of the date of this report the transaction had not yet closed. This acquisition will mark a significant step in the Company’s growth and Nasdaq-uplist strategy, as previously disclosed in November 2023.

Founded in 2004, CarryOut has served more than 7,000 food services accounts, specializing in providing packaging solutions such as ice cream cups, coffee cups, lids and utensils to small and medium-sized foodservice businesses including restaurants, cafes, ice cream parlors, tea houses and yogurt shops. Despite facing significant challenges during the COVID-19 pandemic, CarryOut rebounded in 2023 with $2 million in revenue and is projecting 20% growth in 2024.

The acquisition of CarryOut offers numerous strategic benefits to the Company, enhancing operational efficiencies, expanding its customer base and bolstering its product offerings. This integration allows for:

●	Expanded Product Offerings: With CarryOut’s extensive packaging solutions now under the Company’s umbrella, the Company can better serve existing customers and enter new markets by offering a comprehensive range of products across its subsidiaries.

●	Synergistic Growth Opportunities: By aligning CarryOut’s network of small and medium-sized foodservice operators with our Company offerings, the Company anticipates new opportunities for cross-promotion, including the introduction Future Hospitality’s service robotics solutions to restaurants..

●	Operational Efficiencies: This acquisition will streamline back-office operations across the Company’s subsidiaries, including the consolidation of accounting services, shared legal resources, interchangeable staffing and a more unified management team. These synergies are expected to improve human and capital resource allocation, driving down overall costs.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

To meet our business objectives, we rely on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data of ours and our customers that may be subject to legal protection, and promote the continuity of our Company’s business operations. In the ordinary course of our business, we receive, process, use, store, and share digitally certain data, including user data as well as confidential, sensitive, proprietary, and personal information.

Maintaining the integrity and availability of our IT systems and this information, as well as appropriate limitations on access and confidentiality of such information, is important to our operations and business strategy. We plan to develop and implement information securities policies and incident response plans to evaluate, identify, and handle material risks associated with cybersecurity threats.

There can be no assurances that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or are effective in protecting our systems and information.

As of the date of this report, we are not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Item 2. Properties

Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 866-291-7778.

We do not own any real estate.

Future Hospitality Ventures Holdings, Inc. rents office space at 177 E Colorado Blvd Ste 200, Pasadena, CA 91105 and CarryoutSupplies.com leases office and warehouse space at 20529 E. Walnut Drive N., Walnut, CA 91789.

Item 3. Legal Proceedings

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information

Our common stock is currently quoted on the OTC market “QB” under the symbol “NGTF”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by OTCMarkets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last reported price was $0.0121 on November 19, 2024.

Period Ending June 30, 2024	High	Low
September 30, 2023	$0.0425	$0.0122
December 31, 2023	0.0425	0.01
March 31, 2023	0.028	0.0105
June 30, 2024	0.035	0.0075

Period Ending June 30, 2023:
September 30, 2022	$0.21	$0.12
December 31, 2022	0.19	0.0805
March 31, 2023	0.135	0.0675
June 30, 2023	0.0925	0.0186

b) Holders

On June 30, 2024, there are approximately 267 holders of record of our common stock. The number of stockholders of record does not include thousands of beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

c) Dividends

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended June 30, 2024 and 2023.

e) Recent Sales of Unregistered Securities

During the Fiscal Year ended June 30, 2023:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

●	The Company issued 300,000 shares of common stock for services with a fair value of $7,800.

●	The Company issued 686,106 shares of common stock for cashless exercise of 1,818,182 stock purchase warrants.

●	The Company issued an aggregate of 532,859 shares of its common stock for services valued at $77,110.

●	The Company issued 2,469,697 shares of its common stock as financing cost valued at $104,515.

●	The Company issued an aggregate of 6,549,128 shares of its common stock for cashless exercise of 4,928,260 original issued stock purchase warrants.

●	The Company sold 467,950 units at $0.50 per unit, consisting with 1,871,800 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $229,729.

●	The Company issued 3,800,000 shares of its common stock in exchange for the return of 10,869,566 returnable warrants.

●	The Company issued 2,750,000 shares of its common stock in exchange for the return of 2,750,000 stock purchase warrants.

●	Holders of the B Preferred converted 1,310 shares of Series B Preferred Stock into 6,550,000 shares of its common stock.

●	The Company issued an aggregate of 5,750,000 shares of its common stock for cash exercise of 5,750,000 original issued stock purchase warrants. The Company received net proceeds of $276,066.

●	The Company issued 1,500,000 shares of common stock as consideration for convertible debt in the principal amount of $16,088 and in the accrued interest payable of $33,907, with a fair value of $91,500.

During the Fiscal Year ended June 30, 2024:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

●	The Company issued 300,000 shares of common stock for services with a fair value of $7,800.

●	The Company issued 686,106 shares of common stock for cashless exercise of 1,818,182 stock purchase warrants.

●	The Company issued 1,000,000 shares of common stock as consideration for convertible debt in the accrued interest payable of $31,250 and transfer agent fee of $1,750, with a fair value of $16,400.

Subsequent to the Fiscal Year ended June 30, 2024

●	The Company issued 50,000 shares of its common stock as part of a debt settlement arrangement with a vendor.

f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report. All monetary figures are presented in U.S. dollars, unless otherwise indicated.

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Although forward- looking statements, and any assumptions upon which they are based, are made in good faith, and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward- looking statements as a result of various risks, uncertainties and other factors

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward- looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2024 AND 2023

Revenue

For the fiscal years ended June 30, 2024, and 2023 we had gross sales of $89,639 and $182,856, respectively and net revenues (Net Revenues are defined as Gross Sales, less slotting fees, sales discounts, and certain other revenue reductions) of $367 and $49,450, respectively, and incurred operating expenses of $1,077,939 and $2,202,355 respectively. During the nine months ending March 31, 2024, the pivot from ice cream sales to direct-to-consumer sales of our cookies only commenced in the third quarter ending March 31, 2024. As we have shifted from product sales at retail and wholesale to direct to consumer, we do not expect to incur slotting fees in the future, unless we determine to introduce our current product offerings to a retail format.

Costs and expenses

	For the fiscal years Ended June 30,
	2024	2023
Operating expenses
Cost of product sold	107,395	277,843
Advertising and promotional	56,664	144,859
Selling, general and administrative expense	175,190	838,413
Professional fees	738,690	941,240
Total operating expenses	1,077,939	2,202,355

For the fiscal years ended June 30, 2024 and 2023, cost of product sold decreased from $277,843 to $107,395. This is due to a decrease in the number of products sold as we shifted from product sales at retail and wholesale to direct to consumer.

For the fiscal years ended June 30, 2024 and 2023, advertising and promotional expenses decreased from $144,859 (2023) to $56,664 (2024). This decrease is largely due to us pausing advertising and promotional efforts with respect to our discontinued line of ice-cream products during the year. In addition, certain previously booked marketing expenditures during the fiscal year ended June 30, 2023, were reversed in the fiscal year ended June 30, 2024, upon non-provision of services resulting in a reduction to the overall costs in the current fiscal year.

For the fiscal years ended June 30, 2024, and 2023, selling, general, and administrative expenses decreased from $838,413 (2023) to $175,190 (2024). In fact the Company’s expenditures on selling, general and administrative costs was substantially reduced period over period, predominantly as a result of sizeable impairments to inventory of $416,701 during fiscal 2023 as compared to only $4,803 for the year ended June 30, 2024. The Company undertook impairments of its spoiled, damaged or unsaleable inventory in the year ended June 30, 2023 as the Company shifted from ice-cream sales to direct to consumer sales of cookie products.

For the fiscal years ended June 30, 2024, and 2023, professional fees decreased from $941,240 to $738,690. This includes legal fees, marketing consulting, accounting and auditor fees, and other paid consultants. The decrease is largely related to financing activities during the year ending June 30, 2023, including the filing of a registration statement and the fees that tend to accompany such transactions, a significant portion of which do not involve cash expenditures, but are tied to the valuation of shares and warrants issued to consultants, with no comparable expenses in fiscal year 2024.

Total operating expenses include those expenses associated with running the operating portion of our business (such as the manufacturing our snacks, advertising for our product, warehousing, freight, and the like plus the costs and expenses related to our newest acquisition in February 2024 of FVFH). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company.

For the fiscal years ended June 30, 2024 and 2023, the loss from operations decreased from $2,202,355 (2023) to $1,077,939 (2024). As discussed above, the major components of this decrease was the reduction in advertising and marketing spend, a substantial reduction to professional fees and SGA expenses period over period, and a substantial write down of obsolete inventory in the year ended June 30, 2023 with no comparative impairments to inventory in the year ended June 30, 2024.

Other Income (Expense)

For the fiscal years ended June 30, 2024 and 2023, total other expenses decreased to $2,246,839 from $3,999,435. The majority of these expenses are related to accounting treatment applied to financing costs and debt and the amortization of debt discount. During the fiscal year ended June 30, 2024 we recorded amortization of debt discount of $638,194, loss on extinguishment of debt of $111,730, financing costs of $1,082,360. During the fiscal year ended June 30, 2023, we recorded amortization of debt discount of $1,265,893, financing costs of $2,199,273, a loss on extinguishment of debt of $361,500. These are not actual cash expenses but a function of the way certain financing activities are accounted for. Interest expenses totaled $432,154 and $172,769 and interest income was $17,599 and $0 in the fiscal years ended June 30, 2024 and 2023, respectively.

Net Loss

Our net loss in the fiscal year ended June 30, 2024 totaled $3,235,506 as compared to $6,068,384 in the fiscal year ended June 30, 2023. The decrease to the net loss is directly related to a substantial decrease in financing costs and amortization of debt discounts, as well as a decrease to our overall operating costs by approximately one-third.

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

During the years ended June 30, 2024 and June 30, 2023 the Company recorded an additional deemed dividend of $84,106 and $1,136,946 in relation to the B Preferred stock and downward price adjustments to certain warrants.

Customers

During fiscal 2024 our customers consist solely of customers purchasing Nightfood ice cream products, prior to the discontinuation of the line in fiscal 2024, and our current line of cookie products. These product sales are primarily of individual consumers purchasing Nightfood snacks via our website or via third party reseller platforms such as Tik Tok. In fiscal 2023 our customers consisted primarily of wholesale distributors of our ice cream pints for resale to hotels and supermarkets. In FY 2023, we had one customer that accounted for 42% of our Gross Sales. One other customer accounted for 29% and two others each accounted for between 7% and 10%. In the fiscal year ended June 30, 2024, we had no customers which accounted for more than 10% of gross sales.

Vendors

During the year ended June 30, 2024, one vendor accounted for approximately 70% of our cost of goods sold. During the year ended June 30, 2023, three vendors accounted for approximately 72% of our costs of goods sold.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had cash on hand of $148,294, receivables of $22,337, other current assets of $107,161 and inventory valued at $25,808.

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

Subsequent to June 30, 2024, we raised additional gross proceeds, net of original issuance discount, of $402,050 through the issuance of secured notes payable.

Since inception in January 2010 through June 30, 2024, we have generated an accumulated deficit of approximately $38,626,400. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. The Company’s accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

Assuming we raise additional funds and continue operations, it is expected we may incur additional operating losses during the course of fiscal year 2025 and possibly thereafter. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, primarily through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

We anticipate deriving additional revenue from our subsidiaries in fiscal year 2025, but we cannot at this time quantify the amount. During the fiscal year ended June 30, 2024 we were successful in acquiring a new operating subsidiary in the Robots-as-a-Service (RaaS) space and expect to enhance our revenues through these operations in the coming months. In addition, we expect to successfully complete the acquisition of at least two additional operating companies in the first half of fiscal 2025 ending December 31, 2024.

Cash Flow from Operating Activities

During the fiscal year ended June 30, 2023, net cash used in operating activities was $1,203,995 compared to net cash used of $709,990 for the fiscal year ended June 30, 2024. This decrease in net cash used is largely due to the overall reduction in our operating and non-operating activities in the most recently completed fiscal year. During fiscal 2024, we reported increases to accounts payable and related party payables offset by a reduction in other current assets and accounts receivables, however, our non-cash expenses related to financing costs including costs of the issuance of stock and warrants in respect to financings and consulting services, as well as the amortization of debt discounts and inventory impairment charges were substantially reduced as compared to results from the year ended June 30, 2023.

Cash Flow from Investing Activities

During the fiscal year ended June 30, 2024, cash from investing activities included acquired cash from a business combination of $149,990 and prepaid acquisition costs secured by promissory notes of $297,880. There were no cash flows from investing activities in the fiscal year ended June 30, 2023.

Cash Flow from Financing Activities

During the fiscal year ended June 30, 2024, net cash of $1,252,805 was raised through the issuance of debt in the form of convertible notes and secured promissory notes. In the fiscal year ended June 30, 2023, our financing activities provided net cash of $976,467 and consisted of the issuance of debt in the form of convertible notes totaling $1,805,800 offset by repayments to debt of $1,375,128, proceeds from shares sold under our Reg A offering of $229,729, proceeds from the exercise of warrants of $276,066, and proceeds from a loan from a related party of $40,000.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

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

Inventories

Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a loss on write down of inventory during the period spoilage is incurred as a part of selling, general and administrative expenses. The Company has no minimum purchase commitments with its vendors. During the fiscal year ended June 30, 2024 and 2023 the Company wrote down inventory balances by $4,803 and $416,701, as a result of damage, loss, spoilage, and obsolescence. Expenses related to inventory impairments are included in Selling, General and Administrative expenses on the Company’s statements of profit and loss.

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

Through the fiscal years ended June 30, 2024 and 2023, the Company generated revenues from sales generated in operating subsidiary Nightfood, Inc. and the sale of ice-cream and cookie products to customers and distributors using (i) Nightfood.com on the Shopify eCommerce platform (Direct to Consumer); and (ii) third party distributors. Sales focus in the most recent quarter ended June 30, 2024 has shifted entirely to direct-to-consumer as the Company is focused on its newly developed cookie products. Wholesale ice-cream production and sales have been discontinued and might resume if and when direct-to-consumer scale is achieved. The Subsidiary considers its performance obligations satisfied upon shipment of the purchased products to the customer with respect to sales processed by third party fulfilment centers and retail locations, and delivery of the product for sales made to distributors or direct to end user via eCommerce portals. The Subsidiary has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. Due to the nature of Nightfood’s products, the company does not accept returns of its snacks. Refunds to consumers are issued under certain circumstances, but product returns are not typically accepted.

During the years ended June 30, 2024 and 2023, the Company has not earned any revenue associated with its operations in the Robots-as-a-Service (RaaS) space, although product demonstrations have begun and Management believes revenues will begin soon.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s accounts receivable consists entirely of invoices issued with respect to the sale of the Company’s snack goods. The Company applies the guidance of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”). At each reporting period the Company gathers information about its current bad debt reserve and write-off practices and loss methodology, in-scope assets, historical credit losses, and expected changes to business practices under CECL. Accounts receivables are stated at estimated net realizable value from the sale of products to customers. During fiscal 2024 a shift in product sales and customer type occurred when the Company changed its product focus from sales of ice cream products to established customers to sales of snack cookies to individual customers online. Commercial customers comprising the Company’s sales in fiscal 2023 typically were customers contracting with the Company on short-term projects with larger credit limits and overall, larger project sizes, resulting in limited potential for write-offs of receivable balances. The Company’s sales in fiscal 2024 were comprised predominantly of sales to individual customers who pay in advance for snack items.

The Company reviewed methods provided by the guidance and determined to use the loss-rate method in the CECL analysis for trade receivables. This loss-rate method was selected as there is reliable historical information available at each fiscal year end, and this historical information was determined to be representative of the Company’s current customers and billing practices.

Deemed Dividend – Series B Preferred Stock Warrants:

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.10416 per share through June 30, 2024. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of June 30, 2024.

The value of the deemed dividend was approximately $4.4 million as of June 30, 2022. During the year ended June 30, 2023 the Company recorded an additional deemed dividend of approximately $1.1 million in relation to the B Preferred stock and downward price adjustments to certain warrants. During the fiscal year ended June 30, 2024 the Company recorded a further deemed dividend of approximately $84,000 in relation to the B Preferred stock and downward price adjustments to certain warrants.

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

At June 30, 2024 and June 30, 2023, the Company had no outstanding derivative liabilities.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Disclosure in response to this Item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

Nightfood Holdings, Inc.

Consolidated Financial Statements

For the years ended June 30, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NightFood Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NightFood Holdings, Inc. (“the Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, limited available cash resources and does not believe cash on hand will be sufficient to fund operations and growth. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter – Restatement of Previously Issued Financial Statements

As discussed in Note 15 to the financial statements, the Company has restated its previously issued financial statements for the year ended June 30, 2023, to correct a number of transactions that were not previously recognized correctly. Our opinion on the financial statements as of June 30, 2023 and 2024 is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

As discussed in Note 3, in January 2024 the Company entered into a share exchange agreement whereby the Company agreed to acquire Future Hospitality Ventures Holdings, Inc. (FHVH) through a share exchange and FHVH became a wholly-owned subsidiary. We identified that the business combination as a critical audit matter because these valuations require significant judgement of management’s determination of valuation methodology in accordance with generally accepted accounting principles.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the business combination included the following, among others:

●	We obtained and reviewed underlying share exchange agreements and performed analysis to determine the appropriateness of acquisition date fair value and disclosures in the financial statements.

●	We evaluated the relevance and reliability of management’s analysis and tested inputs related to valuation of purchase consideration paid and net assets acquired, including assumptions within specialist reports.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

December 27, 2024

Nightfood Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$148,294	$53,349
Accounts receivable	22,337	29,335
Inventory	25,808	-
Other current assets	107,161	92,726
Total current assets	303,600	175,410

Acquisition costs secured by promissory note	441,479	-
Indefinite lived intangible assets	897,542	-
Total assets	$1,642,621	$175,410

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,059,251	$594,430
Accounts payable and accrued liabilities - related party	295,510	101,876
Convertible notes payable - net of discounts	3,442,987	1,549,366
Total current liabilities	4,797,748	2,245,672

Commitments and contingencies (Note 12)	278,200

Stockholders’ equity (deficit):
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	1	1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	2	2
Series C Stock, $0.001 par value, 500,000 shares authorized 13,333 and 0 issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	13	-
Series D Stock, $0.001 par value, 100,000 shares authorized 1,667 and 0 issued and outstanding as of June 30, 2024, and June 30, 2023, respectively	2	-
Common stock, $0.001 par value, 200,000,000 shares authorized 128,907,407 and 123,587,968 issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	128,907	123,588
Additional paid in capital	35,064,148	33,112,935
Accumulated deficit	(38,626,400)	(35,306,788)
Total Stockholders’ Equity (Deficit)	(3,433,327)	(2,070,262)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,642,621	$175,410

The accompanying notes are an integral part of these consolidated financial statements.

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Fiscal Years Ended June 30,
	2024	2023

Revenues, net of slotting and promotion	$89,272	$133,406

Operating expenses
Cost of product sold	107,395	277,843
Advertising and promotional	56,664	144,859
Selling, general and administrative expense	175,190	838,413
Professional fees	738,690	941,240
Total operating expenses	1,077,939	2,202,355

Loss from operations	(988,667)	(2,068,949)

Other income (expense)
Interest income	17,599	-
Interest expense - debt	(432,154)	(172,769)
Interest expense – financing cost	(1,082,360)	(2,199,273)
Amortization of debt discount	(638,194)	(1,265,893)
Gain (loss) on debt extinguishment	(111,730)	(361,500)
Total other income (expense)	(2,246,839)	(3,999,435)

Net (Loss)	(3,235,506)	(6,068,384)

Deemed dividend on Series B Preferred Stock	84,106	1,136,946
Net income (loss) attributable to common shareholders	(3,319,612)	(7,205,330)

Basic and diluted net loss per common share	$(0.03)	$(0.07)

Weighted average shares of capital outstanding – basic and diluted	126,540,836	103,889,833

The accompanying notes are an integral part of these consolidated financial statements.

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

	Common Stock		Preferred Stock(*)		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2022	91,814,484	$91,814	-	$4	$28,275,216	$(28,101,458)	$265,576

Common stock issued for services	532,859	533			76,577		77,110
Units issued under Regulation A Offering	1,871,800	1,872			227,857		229,729
Common stock from conversion	6,550,000	6,550		(1)	(6,549)		-
Common stock issued as financing cost	2,469,697	2,470			102,045		104,515
Warrants exercise	12,299,128	12,299			263,767		276,066
Common stock issued under Forbearance and Exchange Agreement	3,800,000	3,800			338,200		342,000
Warrants exchange to common stock	2,750,000	2,750			(2,750)		-
Common stock issued under notice of conversion	1,500,000	1,500			90,000		91,500
Issuance of warrants					62,850		62,850
Warrants issued associated with Promissory Notes					603,689		603,689
Warrants issued as financing cost					1,823,450		1,823,450
Warrants dilutive adjustment as consulting fees					185,669		185,669
Warrants dilutive adjustment as consulting fees					(64,032)		(64,032)
Deemed dividends associated with warrants related dilutive adjustments					1,136,946	(1,136,946)	-
Net loss						(6,068,384)	(6,068,384)
Balance, June 30, 2023	123,587,968	123,588	-	3	33,112,935	(35,306,788)	(2,070,262)
Common stock issued under notice of conversion	1,000,000	1,000			15,400		16,400
Common stock issued for services	300,000	300			7,500		7,800
Common stock issued as financing cost	3,333,333	3,333			46,667		50,000
Warrants issued as consulting fee					84,230		84,230
Warrants issued as financing cost					721,470		721,470
Warrants issued associated with Promissory Notes					9,878		9,878
Warrants exercise, cashless	686,106	686			(686)		-
Shares issued for acquisition				13	868,695		868,695
Shares issued for amended convertible note				2	113,953		113,955
Deemed dividends associated with warrants related dilutive adjustments					84,106	(84,106)	-
Net loss						(3,235,506)	(3,235,506)
Balance, June 30, 2024	128,907,407	$128,907	-	$18	$35,064,148	$(38,626,400)	$(3,433,327)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Par Value
Balance, June 30, 2022	1,000	$1	3,260	$3	-	-	-	-	$4
Common stock from conversion			(1,310)	(1)					(1)
Balance, June 30, 2023	1,000	1	1,950	2					3
Shares issued for acquisition					13,333	13			13
Shares issued for amended convertible note							1,667	2	2
Balance, June 30, 2024	1,000	1	1,950	2	13,333	13	1,667	2	18

The accompanying notes are an integral part of these consolidated financial statements.

Nightfood Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Fiscal Years Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,235,506)	$(6,068,384)
Adjustments to reconcile net loss to net cash used in operations activities:
Non-cash financing cost under contingent liability	278,200	-
Non-cash financing cost under NFN	-	57,647
Non-cash interest expense	-	92,787
Interest income under acquisition note	(17,599)	-
Warrants issued for services	84,230	62,850
Stock issued for services	7,800	77,110
Stock issued for financing costs	50,000	104,515
Amortization of debt discount	638,194	1,265,893
Loss on extinguishment of convertible note	111,730	361,500
Warrants and returnable warrants issued for financing costs	721,470	1,823,450
Financing cost due to conversion price adjustments	-	(64,033)
Consulting fees incurred due to debt conversion price adjustments	-	185,669
Impairment of inventory	4,803	416,701
Bad debt	2,054	-
Change in operating assets and liabilities
Change in accounts receivable	4,943	53,928
Change in inventory	(14,446)	(84,002)
Change in other current assets	(45,804)	42,070
Change in accounts payable	546,641	403,428
Change in relate party payable	153,300	64,876
Net cash used in operating activities	(709,990)	(1,203,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash advanced to Future Hospitality Ventures Holdings Inc. before business combination	(149,990)	-
Acquisition costs secured by promissory notes	(297,880)	-
Net cash used by investing activities	(447,870)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units under Reg A	-	229,729
Proceeds from exercise of warrants	-	276,066
Proceeds from related party	-	40,000
Proceeds from the issuance of debt, net	1,252,805	1,805,800
Repayment to convertible notes	-	(1,375,128)
Net cash provided by financing activities	1,252,805	976,467

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	94,945	(227,528)

Cash and cash equivalents, beginning of period	53,349	280,877
Cash and cash equivalents, end of period	$148,294	$53,349

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$39,452
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Warrants and returnable warrants issued for financing cost	$721,470	$-
Stock issued for financing costs	$50,000	$-
Common stock issued for preferred stock conversions	$686	$6,550
Deemed dividend associated with preferred B stock and dilutive warrant adjustments	$69,181	$1,136,946
Debt and warrant discounts related to convertible notes	$171,711	$864,713
Preferred stock C issued per acquisition	$868,708	$-
Preferred stock D issued under convertible note amended	$113,955	$-
Principal increased under convertible note amended	$12,500	$-
Granted interest increased under convertible note amended	$1,875	$-
Acquisition cost under Promissory note acquired under business acquisition	$126,000	$-
Principal increased as financing cost	$-	$57,647
Common stock issued to settle principal	$-	$16,088
Common stock issued to settle interest payable	$31,250	$33,907
Common stock issued for transfer agent fee	$1,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

Nightfood Holdings, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 2, 2024, the Company closed the acquisition of Future Hospitality Ventures Holdings Inc. (“FHVH” or “Future Hospitality”), a Nevada corporation and a new entrant in the Robots-as-a-Service (RaaS) space from Mr. Lei Sonny Wang, who concurrently became the Chief Executive Officer of Nightfood and a member of the Company’s board of directors. Under the leadership of Mr. Wang, as of the time of this filing, Future Hospitality has secured distribution agreements with Next Robot, Inc. (formally Botin Innovations, Inc.) and one other U.S.-based global manufacturer which has not yet been named publicly and is in the process of negotiating and exploring additional supplier relationships.

Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 866-291-7778. We maintain web sites at www.nightfoodholdings.com, www.nightfood.com, www.RoboOp365.com, along with several additional web properties. Any information that may appear on those web sites should not be deemed to be a part of this report.

The Company’s fiscal year end is June 30.

Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. No certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the fiscal year ended June 30, 2024, the Company had an operating and net loss of $3,235,506, cash flow used in operations of $709,990 and an accumulated deficit of $38,626,400.

●	The Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout fiscal year 2025 or adequate to satisfy our immediate or ongoing working capital needs. We are currently in default with respect to the terms of several of our convertible notes payable.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. Additionally, management is investing in the acquisition of additional revenue generating assets through the issuance of debt and/or equity to further assist the Company’s growth initiatives. As of June 30, 2024 we have advanced proceeds totaling $448,000 to potential targets, which are under negotiation for acquisition as soon as practicable subsequent to June 30, 2024.

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

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, valuing convertible preferred stock for a “beneficial conversion feature” (“BCF”) and warrants among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Business Combinations

●	The Company accounts for business combinations using the purchase method of accounting. The purchase method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Goodwill and Intangibles

●	Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on February 2, 2024 respectively and includes the value of indefinite lived intangible assets resulting from noncontractual customer relationships. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill is deemed to have an indefinite life. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

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

Long-Lived Assets

●	The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of June 30, 2024 and June 30, 2023.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a loss on write down of inventory during the period spoilage is incurred as a part of selling, general and administrative expenses. The Company has no minimum purchase commitments with its vendors. During the fiscal year ended June 30, 2024 and 2023 the Company wrote down inventory balances by $4,803 and $416,701, as a result of damage, loss, spoilage, and obsolescence. Expenses related to inventory impairments are included in Selling, General and Administrative expenses on the Company’s statements of profit and loss.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $56,664 and $144,859 for the fiscal years ended June 30, 2024 and 2023, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Updated ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Through the fiscal years ended June 30, 2024, and 2023, the Company generated revenues from sales generated in operating subsidiary Nightfood, Inc. and the sale of ice-cream and cookie products to customers and distributors using (i) Nightfood.com on the Shopify eCommerce platform (Direct to Consumer); and (ii) third party distributors. Sales focus in the most recent quarter ended June 30, 2024, has shifted entirely to direct-to-consumer as the Company is focused on its newly developed cookie products. Wholesale ice-cream production and sales have been discontinued and might resume if and when direct-to-consumer scale is achieved. The Subsidiary considers its performance obligations satisfied upon shipment of the purchased products to the customer with respect to sales processed by third party fulfilment centers and retail locations, and delivery of the product for sales made to distributors or direct to end user via eCommerce portals. The Subsidiary has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. Due to the nature of Nightfood’s products, the company does not accept returns of its snacks. Refunds to consumers are issued under certain circumstances, but product returns are not typically accepted.

During the year ended June 30, 2024, the Company did not earn any revenue associated with its operations in the Robots-as-a-Service (RaaS) space\.

Disaggregated Revenues

The Company is currently earning revenues from a single product line with sales of its cookie products through subsidiary Nightfood, Inc. and therefore has not presented disaggregated revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At June 30, 2024 and June 30, 2023, the Company did not have any uninsured cash deposits.

Deemed Dividend – Series B Preferred Stock Warrants:

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.10416 per share through June 30, 2024. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of June 30, 2024.

The value of the deemed dividend was approximately $4.4 million as of June 30, 2022. During the year ended June 30, 2023 the Company recorded an additional deemed dividend of approximately $1.1 million in relation to the B Preferred stock and downward price adjustments to certain warrants. During the fiscal year ended June 30, 2024 the Company recorded a further deemed dividend of approximately $84,106 in relation to the B Preferred stock and downward price adjustments to certain warrants.

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations.

Equity Issuance Costs

●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	During fiscal 2024 our customers consist primarily of individual product purchases via our website or via third party reseller sites such as Tik Tok. In fiscal 2023 our customers consisted primarily of distributors that sell snack products to hotels and supermarkets. In the year ended June 30, 2023, we had one customer that accounted for 42% of our Gross Sales. One other customer accounted for 29% and two others each accounted for between 7% and 10%. In the fiscal year ended June 30, 2024, we had no customer which accounted for more than 10% of gross sales.

Vendor Concentration

●	During the year ended June 30, 2024, one vendor accounted for approximately 70% of our cost of goods sold. During the year ended June 30, 2023, three vendors accounted for approximately 72% of our costs of goods sold.

Receivables Concentration

●	As of June 30, 2024, the Company had receivables due from nine customers. One accounted for 62% of the total balance, and three of the others each accounted for between 15% and 17% of the outstanding balance. As of June 30, 2023, the Company had receivables due from nine customers, one of whom accounted for over 56% of the outstanding balance. Three of the others each accounted for between 10% and 14% of the outstanding balance.

Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At June 30, 2024 and June 30, 2023, the Company had no outstanding derivative liabilities.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the fiscal years ended June 30, 2024 and 2023 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Restatement of Previously Issued Financial Statements

Our Consolidated Balance Sheet as of June 30, 2023 and our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and our Consolidated Statements of Cash Flows for the fiscal year ended June 30, 2023 has been restated for errors made with regard to inventory impairment, allowance for doubtful accounts, cash balances, accounts payable and accrued liabilities, interest expense with respect to certain default provisions in promissory notes past maturity and certain other accounts including costs of goods sold, professional fees and advertising and promotional expenses. Refer to Note 15 herein.

Reclassification

●	The Company may occasionally make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Recent Accounting Pronouncements

●	In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07on our financial statements.

●	In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

●	In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, on our financial statements.

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

The aforementioned agreements closed on February 2, 2024 (“Valuation Date”).

The following is a summary of the estimated fair values of acquisition costs at the date of issuance:

Consideration Paid – Fair Value
Stock issued:
Number of Series C Preferred Stock:	13,333
Fair value of Series A Preferred Stock		$-
Fair value of Series C Preferred Stock		868,708
Total consideration		$868,708

The fair value of the Series C Preferred shares issued was determined as of the Valuation Date using the Market Approach to arrive at an indication of market value by using quoted market prices of the common shares. The valuation utilized the Company stock price and the historical volatility of the Company. The Series C Preferred shares’ fair value is based on the conversion value adjusted for the restriction period (6 months) and lack of marketability using a Finnerty Put analysis and was determined to be $0.0153 per share.

The following is a summary of the estimated fair values of the assets acquired and liabilities assumed and additional information regarding the intangible assets acquired as of February 2, 2024:

Tangible assets acquired:
Cash	$111,863
Other current assets	126,000
Accounts payable	(4,845)
Other current liabilities	(261,852)
Total assets acquired and liability assumed	(28,834)

Indefinite-lived intangible assets (noncontractual customer relationships)	868,708

Total Net asset acquired	$897,542

As of June 30, 2024, no impairment of the Company’s goodwill was required.  The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

4. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s accounts receivable consists entirely of invoices issued with respect to the sale of the Company’s snack goods. The Company applies the guidance of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”). At each reporting period the Company gathers information about its current bad debt reserve and write-off practices and loss methodology, in-scope assets, historical credit losses, and expected changes to business practices under CECL. Accounts receivables are stated at estimated net realizable value from the sale of products to customers. During fiscal 2024 a shift in product sales and customer type occurred when the Company changed its product focus from sales of ice cream products to established customers to sales of snack cookies to individual customers online. Commercial customers comprising the Company’s sales in fiscal 2023 typically were customers contracting with the Company on short-term projects with larger credit limits and overall, larger project sizes, resulting in limited potential for write-offs of receivable balances. The Company’s sales in fiscal 2024 were comprised predominantly of sales to individual customers who pay in advance for snack items.

The Company reviewed methods provided by the guidance and determined to use the loss-rate method in the CECL analysis for trade receivables. This loss-rate method was selected as there is reliable historical information available at each fiscal year end, and this historical information was determined to be representative of the Company’s current customers and billing practices. Defaults of accounts receivable have remained immaterial in each of fiscal 2024 and 2023 and therefore the Company has not recorded an allowance for credit losses. The Company wrote off $2,054 and $4,061 as uncollectible customer balances at June 30, 2024 and 2023, respectively.

5. Inventories

●	Inventory consists of the following at June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
Inventory: Finished Goods	$800	$-
Inventory: Ingredients	11,199	-
Inventory: Packaging	13,809	-
Total Inventory	$25,808	$-

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products’ relative shelf life. Write-downs and write-offs are charged to loss on inventory write down. During the fiscal years ended June 30, 2024 and 2023 the Company wrote down inventory balances totaling $4,803 and $416,701, respectively, as a result of inventory damage, obsolescence and spoilage. Inventory was fully impaired as of June 30, 2023.

6. Other current assets

Other current assets consist of the following at June 30, 2024 and June 30, 2023.

	June 30, 2024	June 30, 2023
Other Current Assets
Prepaid interest expenses	$1,206	$-
Prepaid Professional fees	72,500	-
Other prepaid expenses	4,059	-
Deposits with vendors	29,396	92,726
TOTAL	$107,161	$92,726

7. Acquisition Costs Secured with Line of Credit Agreements

During the fiscal year ended June 30, 2024 the Company’s subsidiary FHVH (the “Lender”) provided operating advances under the terms of certain Line of Credit Agreements (“LOC”) to acquisition targets as follows:

Funds provided to acquisition target 1 under LOC (“LOC 1”)	$351,380
Funds provided to acquisition target 2 under LOC (“LOC 2”)	72,500
Interest receivable under LOC agreements	17,599
Total	$441,479

LOC 1

LOC 1 provides that acquisition target 1 may draw down advances of up to $750,000 (the “Credit Limit”) at any time, provided that the aggregate outstanding principal does not exceed the Credit Limit. Each draw request must be made inwriting and is subject to approval by the Lender. Simple interest of 16%, calculated on a 360-day year of twelve 30-day months, accrued and is payable annually on the anniversary date of the initial draw, December 13, 2023. LOC 1 matures on December 14, 2027, at which time all principal and accrued interest are due and payable.

As of June 30, 2024, $14,565 was accrued as interest payable in respect of LOC 1.

LOC 2

LOC 2 provides that acquisition target 2 may draw down advances of up to $300,000 (the “Second Credit Limit”) at any time, provided that the aggregate outstanding principal does not exceed the Second Credit Limit. Each draw request must be made inwriting and is subject to approval by the Lender. Simple interest of 16%, calculated on a 360-day year of twelve 30-day months, accrued and is payable annually on the anniversary date of the initial draw, April 1, 2024. LOC 2 matures on December 31, 2026, at which time all principal and accrued interest are due and payable.

As of June 30, 2024, $3,034 was accrued as interest payable in respect of LOC 2.

8. Accounts Payable and Accrued liabilities

Accounts payable and accrued liabilities consist of the following at June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
Interest Payable	$434,535	$40,779
Accounts payable	624,716	553,651
TOTAL	$1,059,251	$594,430

9. Debt

●	Convertible Notes Payable

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

On or around September 23, 2022, as a result of certain new financing agreements entered into by the Company, as consideration to the Holders, the Company issued to each Holder a common stock purchase warrant for the purchase of 5,434,783 shares of the Company’s common stock (as amended from time to time, the “Returnable Warrants”, further the Placement Agent received 1,086,957 (Reference below, Mast Hill Loan - Promissory Notes Issued on September 23, 2022). The warrants are subject to customary adjustments (including price-based anti-dilution adjustments) and may be exercised on a cashless basis.

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

Below is a reconciliation of the convertible notes payable as presented on the Company’s balance sheet as of June 30, 2023:

	Principal ($)	Stock-settled Debt ($)	Debt Discount ($)	Net Value ($)
Balance at June 30, 2021	-	-	-	-
Convertible notes payable issued during fiscal year ended June 30, 2022	1,086,957			1,086,957
Debt discount associated with new convertible notes			(1,018,229)	(1,018,229)
Conversion price adjusted from $0.25 to $0.20		217,391	(217,391)	-
Amortization of debt discount			275,423	275,423
Balance at June 30, 2022	1,086,957	217,391	(960,197)	344,151
Cash repayment	(362,319)			(362,319)
Gain on extinguish of portion of principal		(72,464)		(72,464)
Amortization of debt discount			960,197	960,197
Penalty	181,159			181,159
Conversion price change		1,843,475		1,843,475
Under forbearance Agreement:	58,703	(1,988,402)		(1,929,699)
Cash repayment	(964,500)			(964,500)
Balance at June 30, 2023	-	-	-	-

Below is a reconciliation of the extinguishment of debt relative to the exchange of Returnable Warrants for shares of common stock by the holders:

3,800,000 shares of common stock issued and exchanged for 10,869,566 returnable warrants	$342,000
Loss on conversion price change in December 31, 2022	1,051,801
Stock settled debt	(1,988,402)
Financing charges due to returnable warrants issued	987,060
Principal increased due to penalty	58,703
Loss on extinguishment	$392,459

Interest expenses associated with above convertible note are as follows:

	For twelve months Ended June 30,
	2024	2023
Amortization	$-	$960,197
Interest on the convertible notes	-	93,324
Total	$-	$1,053,521

During the fiscal years ended June 30, 2023 and 2022, the Company paid $39,452 and $43,478 to interest. As of June 30, 2024 and June 30, 2023, the interest payable was $0.

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

On June 20, 2024, a debtholder converted a total of $33,000, in which $31,250 of interest payable and $1,750 of transfer agent fee, in exchange for 1,000,000 shares of common stock.

Below is a reconciliation of the (gain) loss on extinguishment of interest payable relative to

Fair market value of 1,000,000 common stock	$16,400

Interest payable	(31,250)
Transfer agent fee	(1,750)
(33,000)

Gain on extinguishment	$(16,600)

(d)	Promissory Notes Issued on March 24, 2023

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

(l)	Promissory Notes Issued on May 9, 2024

On May 9, 2024, the Company consummated transactions pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of May 5, 2024 (the “Effective Date”) and issued and sold to Mast Hill Fund, L.P., a Promissory Note (the “Note”) in the principal amount of $395,000.00 (actual amount of purchase price of $335,750 plus an original issue discount (“OID”) in the amount of $59,250). The use of proceeds from the sale of the Mast Hill Note is strictly for business development and expenses related to compliance and merger and ongoing acquisition activity, and not for any other purpose. The maturity date of the Mast Hill Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. Mast Hill has the right, at any time on or following the date that an event of default occurs under the Note, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any default interest) into common stock of the Company, at a conversion price of $0.033, subject to customary adjustments as provided in the Mast Hill Note for stock dividends and stock splits, rights offerings, pro rata distributions, fundamental transactions and dilutive issuances. In addition, Mast Hill is entitled to deduct $1,750.00 from the conversion amount upon each conversion, to cover Mast Hill’s fees associated with each conversion. Any such conversion is subject to customary conversion limitations set forth in the Mast Hill Note so Mast Hill beneficially owns less than 4.99% of the Common Stock.

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

Below is a reconciliation of the above debts (Mast Hills Notes and Fourth Man Notes) as presented on the Company’s balance sheet as of June 30, 2024 and June 30, 2023:

	Principal $	Debt Discount $	Net Value $
Balance at June 30, 2022	-	-	-
Promissory notes payable issued	2,066,823		2,066,823
Principal increased due to MNF (September 23, 2022 Note)	57,647		57,647
Principal converted to common stock	(16,088)		(16,088)
Debt discount associated with Promissory notes		(864,713)	(864,713)
Amortization of debt discount		305,697	305,697
Balance at June 30, 2023	2,108,382	(559,016)	1,549,366

Promissory notes payable issued	1,473,888		1,473,888
Promissory notes amended	12,500		12,500
Debt discount associated with Promissory notes		(230,961)	(230,961)
Amortization of debt discount		638,194	638,194
Balance at June 30, 2024	$3,594,770	$(151,783)	$3,442,987

Interest expenses associated with above convertible notes are as follows:

	For twelve months Ended June 30,
	2024	2023
Amortization	$638,194	$305,697
Interest on the convertible notes	421,925	74,686
Total	$1,060,119	$380,383

As of June 30, 2024 and June 30, 2023, the interest payable was $434,535 and $40,779, respectively.

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

●	The Company had 128,907,407 and 123,587,968 shares of its $0.001 par value common stock issued and outstanding as June 30, 2024 and June 30, 2023 respectively.

During the Fiscal Year ended June 30, 2024:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

●	The Company issued 300,000 shares of common stock for services with a fair value of $7,800.

●	The Company issued 686,106 shares of common stock for cashless exercise of 1,818,182 stock purchase warrants.

●	The Company issued 1,000,000 shares of common stock as consideration for convertible debt in the accrued interest payable of $31,250 and transfer agent fee of $1,750, with a fair value of $16,400.

During the Fiscal Year ended June 30, 2023:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

●	The Company issued 300,000 shares of common stock for services with a fair value of $7,800.

●	The Company issued 686,106 shares of common stock for cashless exercise of 1,818,182 stock purchase warrants.

●	The Company issued an aggregate of 532,859 shares of its common stock for services valued at $77,110.

●	The Company issued 2,469,697 shares of its common stock as financing cost valued at $104,515.

●	The Company issued an aggregate of 6,549,128 shares of its common stock for cashless exercise of 4,928,260 original issued stock purchase warrants.

●	The Company sold 467,950 units at $0.50 per unit, consisting with 1,871,800 shares of common stock under its Regulation A+ Offering. The Company received net proceeds of $229,729.

●	The Company issued 3,800,000 shares of its common stock in exchange for the return of 10,869,566 returnable warrants.

●	The Company issued 2,750,000 shares of its common stock in exchange for the return of 2,750,000 stock purchase warrants.

●	Holders of the B Preferred converted 1,310 shares of Series B Preferred Stock into 6,550,000 shares of its common stock.

●	The Company issued an aggregate of 5,750,000 shares of its common stock for cash exercise of 5,750,000 original issued stock purchase warrants. The Company received net proceeds of $276,066.

●	The Company issued 1,500,000 shares of common stock as consideration for convertible debt in the principal amount of $16,088 and in the accrued interest payable of $33,907, with a fair value of $91,500.

Preferred Stock

●	The Company had 1,000 shares of its A Preferred stock issued and outstanding as of June 30,2024 and June 30, 2023.

●	The Company had 1,950 shares of its B Preferred stock issued and outstanding as of June 30,2024 and June 30, 2023.

●	The Company had 13,333 and 0 shares of its C Preferred stock issued and outstanding as of June 30,2024 and June 30, 2023.

●	The Company had 1,667 and 0 shares of its D Preferred stock issued and outstanding as of June 30, 2024 and June 30, 2023.

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

During the fiscal year ended June 30, 2024 the former holder of the 1,000 outstanding shares of Series A Stock transferred his shares to the seller of certain assets as part of a Share Exchange Agreement. (ref: Note 3 – Business Combination)

The Company had 1,000 shares of the Series A Stock issued and outstanding as of June 30, 2024, and June 30, 2023 which shares are currently held by the Company’s CEO, Lei Sonny Wang.

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

The Company had 1,950 shares of its B Preferred issued and outstanding as of June 30, 2024, and June 30, 2023.

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

The Company had 13,333 shares of its C Preferred issued and outstanding as of June 30, 2024.

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

The Company had 1,667 shares of its D Preferred issued and outstanding as of June 30, 2024.

Dividends

The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2022 and 2021, upon issuance of a total of 335 and 4,665 shares of B Preferred, respectively, the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the B Preferred, pursuant to which each share of B Preferred is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,431,387.  The beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the B Preferred was classified as equity. During the fiscal years ended June 30, 2024 and 2023, the Company recorded an additional deemed dividend of $84,106 and $1,136,946, respectively, fully amortized on the transaction dates, in relation to the B Preferred stock and downward price adjustments to certain warrants.

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

During the fiscal year ended June 30, 2023, holders of the Company’s B Preferred converted 1,310 shares of B Preferred into 6,550,00 shares of Common Stock, along with 6,550,000 warrants. Said warrants are subject to further exercise price adjustments resulting from certain financing activities and equity transactions which may increase or decrease the exercise price in the future. At June 30, 2023 all warrants issued to the Company’s B Preferred holders had an adjusted exercise price of $0.13796.

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

During the fiscal year ended June 30, 2024, the Company issued cumulative 650,000 warrants to the holder of outstanding promissory notes, and cumulative 6,208,788 warrants to the placement agent, and 21,250 warrants to JH Darbie as commission fees. The warrants were issued at initial exercise prices between $0.033 and $0.12 per share and valued on issuance dates with the Black Scholes model utilizing a volatility between 124.86% and 136.57, and a risk-free rate between 4.12% and 4.68%.

During the fiscal year ended June 30, 2024, 7,000,000 returnable warrants became non-returnable warrants as a result of the Company’s default on certain debt obligations and $699,350 was recorded as additional financing costs.

During the fiscal year ended June 30, 2024, a total of 23,147,255 outstanding share purchase warrants issued in connection with conversion of the Company’s B Preferred into Common Stock were adjusted as a result of certain antidilution clauses resulting in a total of 28,557,967 outstanding share purchase warrants with a downward adjusted exercise price of $0.11082 per share.

During the fiscal year ended June 30, 2024, a total of 1,818,182 share purchase warrants were exercised in a cashless transaction.

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

The aggregate intrinsic value of the warrants as of June 30, 2024 is $6.14 million. The aggregate intrinsic value of the warrants as of June 30, 2023 was $4.22 million.

Exercise Price	June 30, 2023	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	June 30, 2024
$0.03333	70,935,941	6,208,788	67,445,493	(1,818,182)	-	-	-	-	142,772,040
$0.0747	16,181,392	-	-	-	-	-	-	-	16,181,392
$0.1000	600,000	650,000	(1,250,000)	-	-	-	-	-	-
$0.1200	-	21,250	(21,250)	-	-	-	-	-	-
$0.1250	100,000	-	-	-	-	-	-	-	100,000
$0.1380	23,147,255	-	(23,147,255)	-	-	-	-	-	-
$0.1042	-	-	30,274,042	-	-	-	-	-	30,274,042
$0.1563	1,871,800	-	-	-	-	-	-	-	1,871,800
$0.2626	100,000	-	-	-	-	-	-	-	100,000
$0.3000	400,000	7,000,000	(7,000,000)	-	-	-	(400,000)	-	-
$0.5000	500,000	-	-	-	-	-	-	-	500,000
	113,836,388	13,880,038	66,301,030	(1,818,182)	-	-	(400,000)	-	191,799,274

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

●

On July 7, 2023, the Company entered into a Letter of Engagement with Spencer Clarke LLC (“SC”). Under the terms of the agreement SC was retained to act as the Company’s “Exclusive” Placement Agent in connection with any Capital/Debt Raise, warrant exercise, (“Financings”) and for any Sale, Joint Venture, Merger, Acquisition or transaction (“M&A Transactions”) or any other financially structured corporate activity, collectively (“Corporate Finance Activity”). On signing of the agreement, the Company issued 4,800,000 non-refundable warrants to purchase 4,800,000 shares of Retainer Stock, at an initial exercise price per warrant equal to .0333 during the five (5)-year period. Under the terms of the agreement the Company is required to pay fees of 10% for any financing in cash, as well as issue five-year cashless warrants exercisable at the lowest exercise price in effect at the time of issue. In addition, fees are payable for mergers, acquisitions and other M&A transactions in both cash and shares. On July 7, 2023, the Company terminated the agreement with SC, however fees payable remain in effect for 24 months after termination. In respect to the Company’s financings and acquisition activity in the fiscal year the Company accrued cash fees of $173,195 as well as stock-based consideration valued at $126,065 in the form of 5,248,344 stock purchase warrants, 167 shares of Series D Preferred stock and 667 shares of Series C Preferred Stock for total accruals of $299,260, none of which has been issued or paid as of June 30, 2024.

●	Sean Folkson has a consulting agreement entered into on February 2, 2024 and effective as of December 1, 2023 and runs through December 31, 2024. The agreement contains the potential for cash and equity bonuses should Nightfood, Inc. achieve certain revenue milestones. The Cash Performance Bonus shall be equal to 2% of gross Nightfood, Inc. revenues, paid quarterly. The Equity Performance Bonus shall be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000 and shall be paid in stock equal to 10% of the gross quarterly revenues for the bonus period, based on the average closing priced for the last 10 trading days.

●	Shares and warrants issuable for directors’ fees: As set out in Note 13 below, the Company has accrued total compensation for directors in the amount of $42,500 with respect to a total of 2,111,280 unissued shares and 100,000 unissued share purchase warrants as of the date of this report.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

13. Related Party Transactions

As of June 30, 2024 and June 30, 2023, related parties are due a total of $295,510 and $101,876, respectively:

	June 30, 2024	June 30, 2023
Sean Folkson consulting fees payable	$109,000	$33,000
Directors’ fees payable	57,000	27,000
Accrued compensation payable with shares and warrants (unissued)	42,500	-
Lei Sonny Wang consulting fees payable	35,200	-
Sean Folkson loan (principal $40,000) and interest payable	46,676	41,876
Lei Sonny Wang, reimbursable expenses	5,134	-
Total related party payable	$295,510	$101,876

Services provided from related parties as professional fees:

	Twelve Months Ended June 30,
	2024	2023
Sean Folkson	$100,000	$72,000
Directors’ fees and compensation for non-employee directors	84,500	78,500
Lei Sonny Wang	50,000	-
Total fees under professional fees	$234,500	$150,500

On February 2, 2024, Sean Folkson resigned as chief executive officer of NGTF and Lei Sonny Wang was appointed Chief Executive Officer and a director.

Agreements with Mr. Folkson

Sean Folkson has a consulting agreement (the “Consulting Agreement”) entered into on February 2, 2024 and effective as of December 1, 2023 and runs through December 31, 2024 Pursuant to the Consulting Agreement, Mr. Folkson will (1) continue to serve as a director of NGTF, subject to shareholder approval, for no less than the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur, during which time both NGTF and its board of directors (the “Board”) will use its best effort to maintain Mr. Folkson’s directorship and (2) will serve as president of Nightfood, Inc. until December 31, 2024, which may date be extended. Mr. Folkson will receive cash and equity compensation as a director commensurate with the compensation received by other directors. Unless either party provides the other written notice at least 45 days before the end of the Consulting Agreement’s term of its intention to terminate, then the Consulting Agreement will renew automatically for one-year terms. The Consulting Agreement can be terminated for cause without notice. Upon termination of the Consulting Agreement for any reason, Mr. Folkson will receive NGTF common stock with a market value equal to $125,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned as of the termination. Additionally, if the Consulting Agreement is terminated prior to December 31, 2024, then Mr. Folkson will be entitled to continue to receive his Base Salary from the termination date until December 31, 2024. If Mr. Folkson is removed as a director of NGTF earlier than one year after NGTF’s successful uplist to any national securities exchange, then he will receive NGTF common stock with a market value equal to $500,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned on the date he was removed from the Board.

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

Agreements with Mr. Wang

In connection with Mr. Lei Sonny Wang’s appointment as chief executive officer, NGTF and Mr. Wang entered into an employment agreement effective as of February 2, 2024 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Wang will serve his initial term beginning February 2, 2024 (the “Effective Date”) ending on the earlier of (i) the one-year anniversary of the Effective Date or (ii) the termination of the Employment Agreement (the “Initial Term”). The Initial Term will be automatically extended for additional one-year terms (each a “Renewal Term”), unless NGTF or Mr. Wang provides the other with notice, at least 30 days prior to the expiration of the current term, of its desire not to renew the Employment Agreement. For his services, Mr. Wang will receive an annual base salary of $120,000, payable monthly beginning on the Effective Date. Until NGTF completes an additional two mergers and a capital raise in excess of $1,000,000 gross proceeds, or NGTF has financial capabilities to support the Base Salary, Mr. Wang will be paid $6,000 per month of the Base Salary, and the unpaid portion of the Base Salary will accrue.

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

14. Income Tax

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

	June 30,
	2024	2023
Statutory U.S. federal rate	(21.00)%	(21.00)%
State income taxes (net of federal tax benefit)	(6.50)%	(6.50)%
Permanent differences	20.6%	11.9%
Valuation allowance	(35.1)%	(26.4)%
	0.0%	0.0%

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

	June 30,
	2024	2023
Deferred tax assets:
Net operating loss carry-forwards	$5,825,004	$4,960,443

Valuation allowance	(5,825,004)	(4,960,443)
Net deferred tax asset	$-	$-

At June 30, 2024 the Company had estimated U.S. federal net operating losses of approximately $26,590,000, for income tax purposes. $2,614,000 will expire between 2031 and 2037 while the balance of the tax operating loss can be carried forward indefinitely, they are limited in any single year to 80% of taxable income. For financial reporting purposes, the entire amount of the net deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the assets. The net change in the total valuation allowance for the year ended June 30, 2024 was an increase of $1,100,000. The Company follows FASC 740-10-25 P which requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.

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

As of June 30, 2024 and 2023 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

The Company’s accounting policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company has not accrued interest for any periods.

The Company has not filed its federal and state income tax returns for the fiscal years ended June 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, however it believes due to the reported losses there is no material liability outstanding.

15. Restatement of Fiscal Year 2023 Financial Statements

During the current year ended June 30, 2024, management identified a number of transactions that appeared to have been processed incorrectly in the prior fiscal period ended June 30, 2023. The impact of these transactions spanned various accounting topics, but were predominantly related to (1) insufficient impairment testing and provisions for impairment relative to inventory as of the year ended June 30, 2023, resulting in an overstatement of inventory as of the original report date, (2) timing of recognition of liabilities upon default of certain promissory notes in accordance with certain financing agreements resulting in an understatement of certain liabilities, and (3) certain other posting errors impacting cash, accounts receivable and accounts payable. In assessing whether the identified adjustments should be processed as prior period errors or recognized in the current period, management considered whether the facts that gave rise to the adjustments existed in prior years, or whether those events only arose due to information that came to light in the current year. The 2023 consolidated Annual Financial Statements and the consolidated statement of financial position as at June 30, 2023 have been restated to correct the prior period errors. A brief explanation of errors is provided below, following which an analysis is included of the financial impact on the affected financial statement line items:

CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (as reported)	Adjustment	Note	June 30, 2023 Restated
ASSETS
Current assets
Cash and cash equivalents	$44,187	$9,162	(1)	$53,349
Accounts receivable	33,396	(4,061)	(1)	29,335
Inventory	276,202	(276,202)	(2)	-
Other current assets	92,726	-		92,726
Total current assets	446,511	(271,101)		175,410

Total assets	$446,511	$(271,101)		$175,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	604,516	(10,086)	(1)	594,430
Accounts payable and accrued liabilities - related party	101,876	-		101,876
Convertible notes payable - net of discounts	1,491,719	57,647	(3)	1,549,366
Total current liabilities	2,198,111	47,561		2,245,672

Total liabilities	2,198,111	47,561		2,245,672

Stockholders’ equity (deficit)
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as of June 30, 2023	1	-		1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 issued and outstanding as of June 30, 2023	2			2
Common stock, $0.001 par value, 200,000,000 shares authorized 123,587,968 issued and outstanding as of June 30, 2023	123,588	-		123,588
Additional paid in capital	33,112,935	-		33,112,935
Accumulated deficit	(34,988,126)	(318,662)	(1)~(3)	(35,306,788)
Total Stockholders’ Equity (Deficit)	(1,751,600)	(318,662)		(2,070,262)
Total Liabilities and Stockholders’ Equity (Deficit)	$446,511	$(271,101)		$175,410

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30, 2023 (As reported)	Adjustment		June 30, 2023 Restated
Revenues, net of slotting and promotion	$133,406	$-		$133,406

Operating expenses
Cost of product sold	279,277	(1,434)	(1)	277,843
Advertising and promotional	166,656	(21,797)	(1)	144,859
Selling, general and administrative expense	542,803	295,610	(2)	838,413
Professional fees	954,918	(13,678)	(1)	941,240
Total operating expenses	1,943,654	258,701		2,202,355

Loss from operations	(1,810,198)	(258,701)		(2,068,949)

Other income (expense)
Interest expense - debt	(170,505)	(2,264)	(1)	(172,769)
Interest expense – financing cost	(2,141,626)	(57,647)	(3)	(2,199,273)
Amortization of debt discount	(1,265,893)	-		(1,265,893)
Gain (loss) on debt extinguishment	(361,500)	-		(361,500)
Total other income (expense)	(3,939,524)	(59,911)		(3,999,435)

Net (loss)	$(5,749,722)	$(318,612)		$(6,068,384)

Adjustments

The following is a description of the areas in which the errors were identified and for which we made correcting adjustments to our June 30, 2023 Consolidated Financial Statements. The associated income tax expense or benefit has also been corrected.

(1)	Correction of Errors – Correction to certain identified posting errors with respect to the posting of an allowance for doubtful accounts, a balancing error between Nightfood Inc. and subsidiary Nightfood Holding, Inc. bank transfers resulting in an understatement of the consolidated cash balance at year end, a correction of overstated advertising and promotional fees, overstated professional fees and overstated costs of goods sold, as well as an understatement of certain interest expenses on certain loans payable.

(2)	Impairment of inventory – Identification and correction of errors related to the insufficient analysis of inventory balances at June 30, 2023 including provisions for impairment, and write down of spoiled and obsolete inventory. Based on analysis of various factors, management determined inventory was fully impaired at June 30, 2023.

(3)	Addition of default interest to reflect terms of certain notes unpaid at maturity – Correction to interest expenses as a result of the impact of default provisions on certain notes payable which corrected previously understated interest expense.

16. Subsequent Events

On July 22, 2024, the Company and Fourth Man, LLC (“Noteholder”) entered into a letter agreement to amend that certain promissory note in the principal amount of $65,000 issued on June 29, 2023, as amended February 1, 2024 (“Note”) and that certain promissory note in the principal amount of $60,000 issued on August 28, 2023, as amended February 1, 2024 (“Subsequent Note”, together with the Note, the “Notes”) issued by the Company to the Noteholder, effective as of July 23, 2024.

During the period beginning on July 23, 2024, and continuing through the new maturity date of January 23, 2025, the amendment removed the right to the adjustment to the conversion price of the Notes to the price per share specified in Section 3.21 of the Notes. In exchange for the amendments under the letter agreement, the Company agreed to increase the total outstanding principal and accrued interest of the Notes and to issue 1,667 shares of Series D Preferred Stock of the Company to the Noteholder.

On September 10, 2024, the Company announced the closing of its strategic all-stock acquisition of SWC Group Inc., doing business as CarryoutSupplies.com (“CarryOut”). CarryOut is a leading wholesaler and distributor of custom takeout packaging for the foodservice industry, with traditional, biodegradable and compostable options. Subsequently, on December 10, 2024 the Company, Future Hospitality Ventures Holdings, Inc., SWC Group, Inc., and Sugarmade, Inc. entered into and amendment (the “Amendment”) which modified certain terms of the Share Exchange Agreement dated September 4, 2024 (the “Agreement”). The Amendment modifies the method for calculating the number of shares to be issued under the Agreement. Under the revised terms, the share issuance will be determined based on the 90-day Volume Weighted Average Price (VWAP) of the Company’s common stock as of December 4, 2024. As of the date of this report the transaction had not yet closed.

On September 23, 2024, we raised additional gross proceeds, net of original issuance discount, of $335,750 through the issuance of secured notes payable

On October 1, 2024 the Company announced that it has signed a Letter of Intent (LOI) to acquire Stratford Education Group Inc., doing business as the Los Angeles Cooking School. The Company’s relationship with Stratford at this time is that of a joint venture and the acquisition is now anticipated to complete in the second half of calendar 2025 to allow time for some financial and operational restructuring within Stratford prior to acquisition.

On November 27, 2024, the Board of Directors accepted the resignations of Dr. Thanuja Hamilton and Ms. Nisa Amoils from the Board, effective immediately.

Subsequent to the year ended June 30, 2024 Company issued 50,000 shares of its common stock as part of a debt settlement arrangement with a vendor.

The Company has evaluated events for the period through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 12, 2024, the Company dismissed GreenGrowth CPAs Inc. (“GreenGrowth”) as its independent registered public accountancy firm, and engaged Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm.

The board of directors of the Company, acting as the audit committee, approved the decision to change the Company’s independent accountants.

For the period from engagement with GreenGrowth on November 7, 2023 through April 12, 2024, the Company had no disagreements with GreenGrowth (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. GreenGrowth did not issue any reports with respect to the fiscal year end for the Company as of April 12, 2024.

During the two most recent fiscal quarters and through April 12, 2024, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that management of the Company discussed with GreenGrowth the continued existence of material weaknesses in the Company’s internal control over financial reporting.

During the Company’s fiscal year ending June 30, 2023 and 2022, respectively, and through April 12, 2024, neither the Company nor anyone on the Company’s behalf consulted with GreenGrowth regarding any of the following:

(i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that GreenGrowth concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at June 30, 2024 due to the lack of full-time accounting and management personnel, and personnel with advanced knowledge of financial accounting. We will consider hiring additional employees when we obtain sufficient capital.

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

Our management assessed the effectiveness of our internal control over financial reporting at June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, our management has determined that, at June 30, 2024, our internal control over financial reporting was not effective due to a lack of resources. In addition to those deficiencies noted above, management identified material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2024 included an inability to complete a timely closing of financial reports, including gathering of the underlying data to create such reports, ineffective policies with respect to closing procedure and a lack of independent oversight with respect to our closing process.

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

Item 9B. Other Information

On November 27, 2024, the Board of Directors accepted the resignations of Dr. Thanuja Hamilton and Ms. Nisa Amoils from the Board, effective immediately. The resignations were submitted to facilitate the allocation of two Board seats to SWC Group, Inc. (“SWC”) in connection with the Company’s recent acquisition of SWC. Neither Dr. Hamilton nor Ms. Amoils resigned due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

On September 23, 2024, the Company entered into a Senior Secured Promissory Note (the “Mast Hill Note”) with Mast Hill. Under the terms of the Mast Hill Note, the Company received $402,050.00 in proceeds, which includes an original issue discount of $70,950.00, bringing the total principal amount to $473,000.00. The Mast Hill Note accrues interest at an annual rate of fifteen percent (15%), with a maturity date of September 23, 2025.

The Mast Hill Note includes a conversion feature whereby the principal amount and any accrued interest (including default interest, if applicable) may be converted into shares of the Company’s Common Stock at a conversion price of $0.033 per share, subject to adjustment as specified in the Mast Hill Note. Should any amount under the Mast Hill Note remain unpaid after the maturity date or upon a default, the Mast Hill Note stipulates a default interest rate of the lesser of twenty-four percent (24%) per annum or the maximum amount permitted by law. Interest, including any potential default interest, is calculated based on a 365-day year and actual days elapsed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position
Lei Sonny Wang	45	Director, CEO, President, Secretary, Treasurer
Sean Folkson	55	Director
Thomas Morse	55	Director

Background of Executive Officers and Directors

Lei Sonny Wang

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

Sean Folkson

Sean Folkson was elected president, CEO and a director upon formation of the Company. Sean Folkson has been CEO and President of our subsidiary Nightfood, Inc., a New York corporation, since its formation in January 2010. From 2004 to 2009 he served as president of Specialty Equipment Direct, Inc. which is an online marketer of flooring maintenance equipment which he founded. In 1998 he founded AffiliatePros.com, Inc., a company engaged in assisting its clients with internet marketing which operated through 2008. Mr. Folkson received a B.A. in Business Administration with a concentration in marketing from S.U.N.Y Albany in 1991.

Thomas Morse

Mr. Morse was appointed as a director on August 16, 2021. Mr. Morse was co-founder and original President of 5-Hour Energy (Living Essentials, LLC) Mr. Morse has served as the manager of Liquid OTC LLC (doing business as LOL), a company specializing in functional candy and oral care products, since January 2011. In addition, he has served since August 2005 as the manager of Alina Healthcare Products, LLC, a consumer-packaged goods development and distribution company. From July 2014 through October 2019, Mr. Morse was the Founder and CEO of Strategy & Execution Inc., a consumer-packaged goods development and distribution company. From May 1999 through December 2005, Mr. Morse served as the President of Living Essentials LLC, the parent company of both 5-Hour Energy and Chaser. He was responsible for the development and launch of those brands, including implementation of sales & marketing strategies to build brands in new categories, the national retail rollout of the product lines, and the recruitment and development of the core management team. He holds a B.A. from Michigan State University with a major in accounting/business. The Company believes that Mr. Morse is qualified as a Board member of the Company because of his management, marketing and business development skills in the consumer goods industry, and his experience as founder of 5-Hour Energy.

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

CORPORATE GOVERNANCE

Board of Directors

During the fiscal year ended June 30, 2024, Mr. Lei Sonny Wang was appointed to our Board of Directors.

On November 27, 2024, the Board of Directors accepted the resignations of Dr. Thanuja Hamilton and Ms. Nisa Amoils from the Board, effective immediately. The resignations were submitted to facilitate the allocation of two Board seats to SWC Group, Inc. (“SWC”) in connection with the Company’s recent acquisition of SWC. Neither Dr. Hamilton nor Ms. Amoils resigned due to any disagreement with the Company on any matter relating to its operations, policies, or practices.

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

Under such definitions, as of June 30, 2024, Ms. Amoils, Dr. Hamilton and Mr. Morse were considered independent directors.

Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Securities Exchange Act requires officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Company.

Since the Company does not have securities registered under Section 12 of the Exchange Act, its directors and officers are not required to file Form 4 reports.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash annual remuneration of our executive officers during our past two fiscal years:

Name and Principal Position	Year(1)	Fees earned or paid in cash	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Sean Folkson,(2)	2024	$100,000	$0	$0	$0	$0	$0	$0	$100,000
Former CEO & Director	2023	$72,000	$0	$0	$0	$0	$0	$4,800	$76,800

Lei Sonny Wang	2024	$50,000	$0	$0	$0	$0	$0	$0	$50,000
CEO(3) and Director	2023	$0	$0	$0	$0	$0	$0	$0	$0

(1)	“2024” represents the fiscal year ended June 30, 2024 and “2023” represents the fiscal year ended June 30, 2023.

(2)	For the fiscal year ended June 30, 2023, Mr. Folkson invoiced $72,000 in cash compensation. On February 4, 2023 Mr. Folkson received a stock purchase warrant for the purchase of 400,000 shares at $0.30 for a term of one year valued at $4,800 which expired unexercised. On February 2, 2024 Mr. Folkson resigned as CEO. During the fiscal year ended June 30, 2024, Mr. Folkson invoiced cash compensation of $100,000.

(3)	Lei Sonny Wang was appointed CEO and director on February 2, 2024. Mr. Wang invoiced $50,000 as consulting fees for fiscal 2024.

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal year ended June 30, 2023 and 2024 to our named executive officers other than stock awards as set out below under “Director Compensation”. We have no stock options outstanding.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation

Starting in Fiscal Year 2022, we commenced paying our independent directors a cash fee of $3,000 on a quarterly basis. In addition, upon their appointment, each of our independent directors is entitled to an annual grant of either restricted stock or warrants to purchase common stock, based on the closing price of our common stock on the date of the grant. Accordingly, our independent directors were granted different amounts of securities depending on when they were appointed due to fluctuations in our stock price.

The following table below sets forth the compensation earned by our directors a for service on our Board of Directors during the years ended June 30, 2024 and 2023:

Name	Fees earned or paid in cash $	Stock Awards $		Option Award $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $
2024
Thanuja Hamilton, MD(5)	12,000	16,000	(1)	–	–	–	–		28,000
Nisa Amoils(5)	12,000	–		–	–	–	2,500	(2)	14,500
Thomas Morse	12,000	16,000	(1)	–	–	–	–		28,000
Sean Folkson	6,000	8,000	(1)	–	–	–	–		14,000
2023
Thanuja Hamilton, MD(5)	12,000	14,640	(4)	–	–	–	–		26,640
Nisa Amoils(5)	12,000	–		–	–	–	10,500	(3)	22,500
Thomas Morse	12,000	14,962	(4)	–	–	–	–		26,962

(1)

Represents cash value of unissued stock awards under terms of agreement for annual service as a director. Refer to ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(2)	Represents fair value of 100,000 5-year warrants issued October 1, 2023 which vest quarterly through June 30, 2024 and are exercisable at $0.0425 per share

(3)	Represents fair value of 100,000 5-year warrants issued October 1, 2022 which vest quarterly through June 30, 2023 and are exercisable at $0.1250 per share

(4)	Fair market value of common shares issued for $16,000 in stock awards issued for service in fiscal 2023

(5)	Resigned effective November 27, 2024.

Employment/Consulting Agreements

Folkson

On February 2, 2024, Mr. Folkson, NGTF and Nightfood, Inc. entered into a consulting agreement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Folkson will (1) continue to serve as a director of NGTF, subject to shareholder approval, for no less than the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur, during which time both NGTF and its board of directors will use its best effort to maintain Mr. Folkson’s directorship and (2) will serve as president of Nightfood, Inc. until December 31, 2024, which may date be extended. Mr. Folkson will receive cash and equity compensation as a director commensurate with the compensation received by other directors. Unless either party provides the other written notice at least 45 days before the end of the Consulting Agreement’s term of its intention to terminate, then the Consulting Agreement will renew automatically for one-year terms. The Consulting Agreement can be terminated for cause without notice. Upon termination of the Consulting Agreement for any reason, Mr. Folkson will receive NGTF common stock with a market value equal to $125,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned as of the termination. Additionally, if the Consulting Agreement is terminated prior to December 31, 2024, then Mr. Folkson will be entitled to continue to receive his Base Salary from the termination date until December 31, 2024. If Mr. Folkson is removed as a director of NGTF earlier than one year after NGTF’s successful uplist to any national securities exchange, then he will receive NGTF common stock with a market value equal to $500,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned on the date he was removed from the Board.

In exchange for his services, Mr. Folkson will receive a minimum annual salary of $120,000, payable monthly. Mr. Folkson will be paid $6,000 per month of his Base Salary until NGTF completes a capital raise of not less than $1,000,000 or Nightfood, Inc. develops a monthly positive cash flow greater than $10,000. Until the Financial Conditions are met, any unpaid portion of the Base Salary will accrue. Nightfood, Inc. and NGTF have agreed that the entirety of the Base Salary will accrue between December 1, 2023 and February 29, 2024. The payments of $6,000 will begin on March 1, 2024. Upon meeting the Financial Conditions or successfully uplisting to NASDAQ, the parties will create a payment schedule to ensure payment of the full salary and accrued income within three to nine months, including $57,000 in consulting fees owed to Mr. Folkson as of November 1, 2023 pursuant to a consulting agreement dated December 27, 2021 between Mr. Folkson and NGTF. Mr. Folkson will be entitled to cash and equity bonuses based on certain conditions, beginning with the three-month period ending March 31, 2024 and quarterly thereafter. The cash bonus will equal 2% of Nightfood, Inc.’s revenues, including royalties, during the quarterly period, which will be paid no later than 15 days after the close of the quarterly period to which it relates. The equity bonus will be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000, commencing with the three-month period ending March 31, 2024 and quarterly thereafter. The equity bonus will be paid in NGTF common stock with a market value equal to 10% of gross quarterly revenues for the applicable period, based on the average closing price for the last 10 trading days. Such stock shall be deemed fully earned as of the last day of the applicable quarter and issued within 30 days of the end of the quarter. The cash and equity bonuses will be paid during the term of the Consulting Agreement and for 36 months afterward. Should NGTF sell all shares of Nightfood, Inc., its business, or any rights to any other party to manufacture, market, and distribute products under the Nightfood brand name, then Mr. Folkson will receive a cash bonus equal to 2% of the sale price and/or any royalties earned by NGTF or Nightfood, Inc. payable by NGTF in cash or as a percentage of any securities received and an equity bonus equal to 10% of the sale price and/or any royalties earned by NGTF or Nightfood, Inc. payable by NGTF in cash or as a percentage of any securities received (the “Sale Bonus”). The Sale Bonus will be paid with respect to any transaction during the term of the Consulting Agreement or that is consummated within 36 months thereafter.

Wang

In connection with Mr. Lei Sonny Wang’s appointment as chief executive officer, NGTF and Mr. Wang entered into an employment agreement effective as of February 2, 2024. Pursuant to the Employment Agreement, Mr. Wang will serve his initial term beginning February 2, 2024 (the “Effective Date”) ending on the earlier of (i) the one year anniversary of the Effective Date or (ii) the termination of the Employment Agreement. The Initial Term will be automatically extended for additional one-year terms, unless NGTF or Mr. Wang provides the other with notice, at least 30 days prior to the expiration of the current term, of its desire not to renew the Employment Agreement. For his services, Mr. Wang will receive an annual base salary of $120,000, payable monthly beginning on the Effective Date. Until NGTF completes an additional two mergers and a capital raise in excess of $1,000,000 gross proceeds, or NGTF has financial capabilities to support the Base Salary, Mr. Wang will be paid $6,000 per month of the Base Salary, and the unpaid portion of the Base Salary will accrue.

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

Termination of Employment

Other than disclosed herein, there are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

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

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Composition

Our business and affairs are managed under the direction of our board of directors, one of whom is considered independent. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected.

Involvement in Certain Legal Proceedings

As of the filing of this Annual Report on Form 10-K, there are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to an evaluation of the ability or integrity of any of our directors, director nominees or executive officers.

Committees of Our Board of Directors

Our board of directors has not established any committees. We do not currently have an audit committee.

Code of Business Conduct and Ethics

We have not yet adopted a Code of Business Conduct and Ethics.

Risk and Compensation Policies

We have analyzed our compensation programs and policies to determine whether those programs and policies are reasonably likely to have a material adverse effect on us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of December 27, 2024 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the SEC; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power on or before February 25, 2025 (60 days after December 27, 2024) through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right. The percentage of common stock beneficially owned is based on 128,957,407 shares issued and outstanding as of December 27, 2024. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Unless otherwise indicated, the address for each person listed below is:

c/o Nightfood Holdings, Inc.,

520 White Plains Road – Suite 500,

Tarrytown, NY 10691.

Title of Class	Name and address of owner	Amount owned		Percent of class

Series A Preferred	Sonny Lei Want	1,000	(1)

Common	Sean Folkson	17,270,087	(2)	13.40%
Common	Tom Morse	1,110,349	(3)	*
	All officers and directors as a group (3 persons)	18,380,436		14.25%

*	Less than 1%.

(1)

Shares of Series A Preferred Stock have a number of votes equal to (i) the number of votes then held or entitled to be made by all other equity securities of NGTF plus (ii) one (1).  Excluded from total for common stock owned by officers and directors as a group.

(2)	Includes 493,443 shares with respect to director’s services in fiscal 2024 which are issuable but remain unissued as of report date.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K other than as set out below in Item 13 - Transactions with Related Parties, where Mr. Lei Sonny Wang, became the Company’s controlling shareholder as a result of a transaction whereunder our former controlling shareholder, Mr. Sean Folkson, transferred 1,000 shares of the Company’s Series Super Voting A Preferred stock to Mr. Wang concurrent with the Company’s acquisition of Future Hospitality Ventures Holdings Inc.

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

Director Independence

We have two independent directors, Dr. Thanuja Hamilton and Thomas Morse.

Transactions with Related Parties

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

The total consideration for the transaction is valued at $1,304,437 and aforementioned agreements closed on February 2, 2024.

Sean Folkson has a consulting agreement entered into on February 2, 2024 and effective as of December 1, 2023 and runs through December 31, 2024.  The agreement contains the potential for cash and equity bonuses should Nightfood, Inc. achieve certain revenue milestones.  The Cash Performance Bonus shall be equal to 2% of gross Nightfood, Inc. revenues, paid quarterly.  The Equity Performance Bonus shall be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000 and shall be paid in stock equal to 10% of the gross quarterly revenues for the bonus period, based on the average closing priced for the last 10 trading days.

On February 2, 2024, Mr. Folkson, NGTF and Nightfood, Inc. entered into a consulting agreement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Folkson will (1) continue to serve as a director of NGTF, subject to shareholder approval, for no less than the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur, during which time both NGTF and its board of directors will use its best effort to maintain Mr. Folkson’s directorship and (2) will serve as president of Nightfood, Inc. until December 31, 2024, which may date be extended. Mr. Folkson will receive cash and equity compensation as a director commensurate with the compensation received by other directors. Unless either party provides the other written notice at least 45 days before the end of the Consulting Agreement’s term of its intention to terminate, then the Consulting Agreement will renew automatically for one-year terms. The Consulting Agreement can be terminated for cause without notice. Upon termination of the Consulting Agreement for any reason, Mr. Folkson will receive NGTF common stock with a market value equal to $125,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned as of the termination. Additionally, if the Consulting Agreement is terminated prior to December 31, 2024, then Mr. Folkson will be entitled to continue to receive his Base Salary from the termination date until December 31, 2024. If Mr. Folkson is removed as a director of NGTF earlier than one year after NGTF’s successful uplist to any national securities exchange, then he will receive NGTF common stock with a market value equal to $500,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned on the date he was removed from the Board.

In exchange for his services, Mr. Folkson will receive a minimum annual salary of $120,000, payable monthly. Mr. Folkson will be paid $6,000 per month of his Base Salary until NGTF completes a capital raise of not less than $1,000,000 or Nightfood, Inc. develops a monthly positive cash flow greater than $10,000. Until the Financial Conditions are met, any unpaid portion of the Base Salary will accrue. Nightfood, Inc. and NGTF have agreed that the entirety of the Base Salary will accrue between December 1, 2023 and February 29, 2024. The payments of $6,000 will begin on March 1, 2024. Upon meeting the Financial Conditions or successfully uplisting to NASDAQ, the parties will create a payment schedule to ensure payment of the full salary and accrued income within three to nine months, including $57,000 in consulting fees owed to Mr. Folkson as of November 1, 2023 pursuant to a consulting agreement dated December 27, 2021 between Mr. Folkson and NGTF. Mr. Folkson will be entitled to cash and equity bonuses based on certain conditions, beginning with the three-month period ending March 31, 2024 and quarterly thereafter. The cash bonus will equal 2% of Nightfood, Inc.’s revenues, including royalties, during the quarterly period, which will be paid no later than 15 days after the close of the quarterly period to which it relates. The equity bonus will be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000, commencing with the three-month period ending March 31, 2024 and quarterly thereafter. The equity bonus will be paid in NGTF common stock with a market value equal to 10% of gross quarterly revenues for the applicable period, based on the average closing price for the last 10 trading days. Such stock shall be deemed fully earned as of the last day of the applicable quarter and issued within 30 days of the end of the quarter. The cash and equity bonuses will be paid during the term of the Consulting Agreement and for 36 months afterward. Should NGTF sell all shares of Nightfood, Inc., its business, or any rights to any other party to manufacture, market, and distribute products under the Nightfood brand name, then Mr. Folkson will receive a cash bonus equal to 2% of the sale price and/or any royalties earned by NGTF or Nightfood, Inc. payable by NGTF in cash or as a percentage of any securities received and an equity bonus equal to 10% of the sale price and/or any royalties earned by NGTF or Nightfood, Inc. payable by NGTF in cash or as a percentage of any securities received (the “Sale Bonus”). The Sale Bonus will be paid with respect to any transaction during the term of the Consulting Agreement or that is consummated within 36 months thereafter.

In connection with Mr. Lei Sonny Wang’s appointment as chief executive officer, NGTF and Mr. Wang entered into an employment agreement effective as of February 2, 2024. Pursuant to the Employment Agreement, Mr. Wang will serve his initial term beginning February 2, 2024 (the “Effective Date”) ending on the earlier of (i) the one year anniversary of the Effective Date or (ii) the termination of the Employment Agreement. The Initial Term will be automatically extended for additional one-year terms, unless NGTF or Mr. Wang provides the other with notice, at least 30 days prior to the expiration of the current term, of its desire not to renew the Employment Agreement. For his services, Mr. Wang will receive an annual base salary of $120,000, payable monthly beginning on the Effective Date. Until NGTF completes an additional two mergers and a capital raise in excess of $1,000,000 gross proceeds, or NGTF has financial capabilities to support the Base Salary, Mr. Wang will be paid $6,000 per month of the Base Salary, and the unpaid portion of the Base Salary will accrue.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Prior Audit Firm

On October 11, 2023, Nightfood Holdings, Inc. was informed that our independent registered accounting firm since April 2022, Gries & Associates, LLC (“Gries”) had sold its business to GreenGrowth CPAs.

On November 7, 2023, the Company engaged and executed an agreement with GreenGrowth, as the Company’s new independent accountant to replace Gries.

On April 12, 2024, the Company terminated GreenGrowth as the Company’s auditor.

Current Audit Firm

On April 12, 2024, the Company engaged Fruci & Associates II, PLLC (“Fruci”) to serve as our independent registered public accounting firm for the fiscal year ending June 30, 2024. Fruci has served as our independent registered public accounting firm since April 12, 2024.

Fees Billed to the Company in fiscal year 2024 and 2023

The following table sets forth the fees billed to us by our principal auditor, Fruci, and our former principal auditor, for professional services rendered during the fiscal year ended June 30, 2024, and our former principal auditors, Gries & Associates, LLC and Greengrowth CPA’s for professional services rendered during the fiscal years ended June 30, 2023:

	June 30, 2024	June 30, 2023
Audit fees(1)	$57,000	$35,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-
Total fees	$57,000	$35,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our tax returns.

PART IV.

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

EXHIBIT INDEX

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
3.6	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.8	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
4.1	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023 (incorporated by reference to Exhibit 4.3 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.4	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023 (incorporated by reference to Exhibit 4.6 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
10.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.2	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.3	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.4	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.5	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).

10.6	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.7	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.8	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.9	Share Exchange Agreement by and among Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., Sean Folkson as the holder of the Series A Preferred Stock of NGTF and the sole shareholder of FHVH dated January 22, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2024)
10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.11	Promissory Note dated January 24, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.12++	Consulting Agreement between Nightfood Holdings, Inc. and Sean Folkson, dated February 2, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.13++	Employment Agreement between Nightfood Holdings, Inc. and Lei Sonny Wang, dated February 2, 2024. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.14	Letter Agreement between Fourth Man, LLC and Nightfood Holdings, Inc. dated February 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024)
10.15	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.16	Promissory Note dated March 12, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.17	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.18	Promissory Note dated May 5, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.19*	Letter Agreement dated July 22, 2024 with Fourth Man, LLC amending the right to adjustment of the conversion price of certain promissory notes
10.20	Share Exchange Agreement dated September 4, 2024 with Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc. and Sugarmade, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2024)
10.21*	Promissory Note dated September 23, 2024 with Mast Hill Fund, L.P
10.22*	Securities Purchase agreement dated September 23, 2024 with Mast Hill Fund LP
10.23	First Amendment to the Share Exchange Agreement dated December 10, 2024. (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 19, 2024)
16.1	Letter from GreenGrowth, CPAs (incorporated by reference to Exhibit 16.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on April 22, 2024 and amended on Form 8-K/A filed with the Commission on August 1, 2024)
21*	List of subsidiaries
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
++	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTFOOD HOLDINGS, INC.

Date: December 27, 2024	By:	/s/ Lei Sonny Wang
Lei Sonny Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 27, 2024	By:	/s/ Lei Sonny Wang
Lei Sonny Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lei Sonny Wang	Chief Executive Officer and Director	December 27, 2024
Lei Sonny Wang	(Principal Executive Officer)

/s/ Lei Sonny Wang	Chief Financial Officer, Treasurer and Director	December 27, 2024
Lei Sonny Wang	(Principal Financial and Accounting Officer)

/s/ Sean Folkson	Director	December 27, 2024
Sean Folkson

/s/ Thomas Morse	Director	December 27, 2024
Thomas Morse