Form 10-Q
period 2024-09-30
NightFood Holdings, Inc.
filed 2025-01-14
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

On January 7, the issuer had 128,957,407 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and June 30, 2024 (Audited)	2
Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2024 and 2023	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023	5
Notes to Unaudited Condensed Consolidated Financial Statements	6 - 28

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$293,523	$148,294
Accounts receivable	1,381	22,337
Inventory	20,882	25,808
Other current assets	71,696	107,161
Total current assets	387,482	303,600

Acquisition costs secured by promissory note	586,044	441,479
Indefinite-lived intangible assets	897,542	897,542
Total assets	$1,871,068	$1,642,621

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,333,493	$1,059,251
Accounts payable and accrued liabilities - related party	341,204	295,510
Convertible notes payable - net of discounts	3,909,159	3,442,987
Total current liabilities	5,583,856	4,797,748

Commitments and contingencies (Note 12)	370,200	278,200

Stockholders’ equity (deficit):
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as at September 30, 2024 and June 30, 2024	1	1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 issued and outstanding as at September 30, 2024 and June 30, 2024	2	2
Series C Stock, $0.001 par value, 500,000 shares authorized 13,333 issued and outstanding as at September 30, 2024 and June 30, 2024	13	13
Series D Stock, $0.001 par value, 100,000 shares authorized 3,334 and 1,667 issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	3	2
Common stock, $0.001 par value, 200,000,000 shares authorized 128,957,407 and 128,907,407 issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	128,957	128,907
Additional paid in capital	35,190,613	35,064,148
Accumulated deficit	(39,402,577)	(38,626,400)
Total Stockholders’ Equity (Deficit)	(4,082,988)	(3,433,327)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,871,068	$1,642,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30,
	2024	2023 (Restated)

Revenues, net	$24,454	$8,935

Operating expenses
Cost of product sold	12,649	56,663
Advertising and promotional expense	16,020	(2,441)
Selling, general and administrative expense	95,471	37,574
Professional fees	212,620	213,080
Total operating expenses	336,760	304,876

Loss from operations	(312,306)	(295,941)

Other income (expense)
Interest income	15,986	-
Interest expense - debt	(197,232)	(45,463)
Interest expense – financing cost	(92,982)	(765,270)
Amortization of debt discount	(50,372)	(212,259)
Gain (loss) on debt extinguishment	(127,705)	-
Total other income (expense)	(452,305)	(1,022,992)

Net (Loss)	(764,611)	(1,318,933)

Deemed dividend on Series B Preferred Stock	11,566	20,771
Net income (loss) attributable to common shareholders	(776,177)	(1,339,704)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Weighted average shares of capital outstanding – basic and diluted	128,920,994	124,783,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

	Common Stock		Preferred Stock(1)		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2024	128,907,407	$128,907	-	$18	$35,064,148	$(38,626,400)	$(3,433,327)
Common stock issued for services	50,000	50			945		995
Shares issued for amended convertible note	-	-	-	1	113,954	-	113,955
Deemed dividends associated with warrants related dilutive adjustments	-	-	-	-	11,566	(11,566)	-
Net loss	-	-	-			(764,611)	(764,611)
Balance, September 30, 2024	128,957,407	$128,957	-	$19	$35,190,613	$(39,402,577)	$(4,082,988)

	Common Stock		Preferred Stock(2)		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital (Restated)	Deficit (Restated)	(Deficit) (Restated)
Balance, June 30, 2023	123,587,968	$123,588	-	$3	$33,112,935	$(35,306,788)	$(2,070,262)
Common stock issued as financing cost	3,333,333	3,333	-	-	46,667	-	50,000
Warrants issued as consulting fee	-	-	-	-	84,230	-	84,230
Warrants issued as financing cost	-	-	-	-	707,620	-	707,620
Warrants issued associated with Promissory Notes	-	-	-	-	9,878	-	9,878
Deemed dividends associated with warrants related dilutive adjustments	-	-	-	-	20,771	(20,771)	-
Net loss	-	-	-	-		(1,318,933)	(1,318,933)
Balance, September 30, 2023	126,921,301	$126,921	-	$3	$33,982,101	$(36,646,492)	$(2,537,467)

(1)	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Par Value
Balance, June 30, 2024	1,000	$1	1,950	$2	13,333	$13	1,667	$2	$18
Shares issued for amended convertible note	-	-	-	-	-	-	1,667	1	1
Balance, September 30, 2024	1,000	$1	1,950	$2	13,333	$13	3,334	$3	$19

(2)	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Par Value
Balance, June 30, 2023	1,000	$1	1,950	$2	-	$-	-	$-	$3
Balance, September 30, 2023	1,000	$1	1,950	$2	-	$-	-	$-	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended September 30,
	2024	2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(764,611)	$(1,318,933)
Adjustments to reconcile net loss to net cash used in operations activities:
Non-cash financing cost under contingent liability	92,000	-
Interest income under acquisition note	(15,986)	-
Warrants issued for services	-	84,230
Stock issued for services	995	-
Stock issued for financing costs	-	50,000
Amortization of debt discount	50,372	212,259
Loss on amended / extinguishment of convertible note	127,705	-
Warrants and returnable warrants issued for financing costs		707,620
Bad debt	48,610	-
Change in operating assets and liabilities
Change in accounts receivable	1,745	3,385
Change in inventory	4,926	(16,386)
Change in other current assets	6,069	50,320
Change in accounts payable	275,734	97,537
Change in relate party payable	44,200	30,825
Net cash used in operating activities	(128,241)	(99,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs secured by promissory notes	(128,580)	-
Net cash used by investing activities	(128,580)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units under Reg A	-	-
Proceeds from exercise of warrants	-	-
Proceeds from related party	-	-
Proceeds from the issuance of debt, net	402,050	51,000
Net cash provided by financing activities	402,050	51,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	145,229	(48,143)

Cash and cash equivalents, beginning of period	148,294	53,349
Cash and cash equivalents, end of period	$293,523	$5,206

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Warrants and returnable warrants issued for financing cost	$-	$707,620
Stock issued for financing costs	$-	$50,000
Deemed dividend associated with preferred B stock and dilutive warrant adjustments	$11,566	$20,771
Principal increased under convertible note amended	$13,750	$-
Granted interest increased under convertible note amended	$2,063	$-
Preferred stock D issued under convertible note amended	$113,955	$-

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

On February 2, 2024, the Company closed the acquisition of Future Hospitality Ventures Holdings Inc. (“FHVH” or “Future Hospitality”), a Nevada corporation and a new entrant in the Robots-as-a-Service (RaaS) space from Mr. Lei Sonny Wang, who concurrently became the Chief Executive Officer of Nightfood and a member of the Company’s board of directors. Under the leadership of Mr. Wang, as of the time of this filing, Future Hospitality has secured distribution agreements with Next Robot, Inc. (formally Botin Innovations, Inc.) and Bear Robotics, Inc. and is in the process of negotiating and exploring additional supplier relationships.

Our corporate address is 520 White Plains Road – Suite 500, Tarrytown, New York 10591 and our telephone number is 866-291-7778. We maintain web sites at www.nightfoodholdings.com, www.nightfood.com, www.RoboOp365.com, along with several additional web properties. Any information that may appear on those web sites should not be deemed to be a part of this report.

The Company’s fiscal year end is June 30.

Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. No certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the three months ended September 30, 2024, the Company had an operating and net loss of $764,611, cash used in operations of $128,241 and an accumulated deficit of $39,402,577.

●	The Company has limited available cash resources, and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout fiscal year 2025 or adequate to satisfy our immediate or ongoing working capital needs. We are currently in default with respect to the terms of several of our convertible notes payable.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. Additionally, management is investing in the acquisition of additional revenue generating assets through the issuance of debt and/or equity to further assist the Company’s growth initiatives. As of September 30, 2024 we have advanced cash proceeds totaling $552,460 to potential acquisition targets under the terms of interest bearing notes, which are under negotiation for acquisition as soon as practicable.

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

2. Summary of Significant Accounting Policies

Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2024.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, contingent consideration with respect to certain financing contracts, income taxes and other contingencies, as well as valuing warrants and preferred shares, among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Business Combinations

●	The Company accounts for business combinations using the purchase method of accounting. The purchase method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Goodwill and Intangibles

●	Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on February 2, 2024 respectively and includes the value of indefinite lived intangible assets resulting from noncontractual customer relationships. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill is deemed to have an indefinite life. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

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

Long-Lived Assets

●	The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of September 30, 2024 and June 30, 2024.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a loss on write down of inventory during the period spoilage is incurred as a part of selling, general and administrative expenses. The Company has no minimum purchase commitments with its vendors. During the three months ended September 30, 2024 and 2023, there are no expenses related to inventory impairments which are included in Selling, General and Administrative expenses on the Company’s statements of profit and loss.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $16,020 and a credit to advertising expense of $2,441 as a result of a reversal of a prior period expense accrual for the three months ended September 30, 2024 and 2023, respectively.

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

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

Through the three months ended September 30, 2024, and 2023, the Company earned revenues from sales generated in operating subsidiary Nightfood, Inc. During the three months ended September 30, 2023, sales were predominantly related to the sale of ice cream products to distributors. During the three months ended September 30, 2024 sales were related exclusively to the sale of individual pouches of cookie products. Sales over the reporting periods were made using (i) Nightfood.com and other eCommerce platforms (Direct to Consumer) and (ii) third party distributors. Sales focus shifted entirely to direct-to-consumer sales in early 2024. Wholesale ice-cream production and sales were discontinued in fiscal 2024 and might resume if and when direct-to-consumer scale is achieved. Nightfood Inc. considers its performance obligations satisfied upon shipment of the purchased products to the customer with respect to sales processed by third party fulfilment centers, retail locations and purchases made via eCommerce portals. The Subsidiary has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. Due to the nature of Nightfood’s products, the company does not accept returns of its snacks. Refunds to consumers are issued under certain circumstances, but product returns are not typically accepted.

During the three months ended September 30, 2024, and the year ended June 30, 2024, the Company did not earn any revenue associated with its operations in the Robots-as-a-Service (RaaS) space.

Disaggregated Revenues

The Company is earning revenues from a single product line with sales of its food products through subsidiary Nightfood, Inc. and therefore has not presented disaggregated revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At September 30, 2024 and June 30, 2024, the Company did not have any uninsured cash deposits.

Deemed Dividend – Series B Preferred Stock Warrants:

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.09704 per share through September 30, 2024. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of September 30, 2024.

The value of the deemed dividend was approximately $4.4 million as of June 30, 2022. During the years ended June 30, 2024 and 2023 the Company recorded an additional deemed dividend of approximately $84,100 and $1.1 million in relation to the B Preferred stock and downward price adjustments to certain warrants. During the three months ended September 30, 2024 the Company recorded a further deemed dividend of approximately $11,500 in relation to the B Preferred stock and downward price adjustments to certain warrants.

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

Original Issue Discount

●

If debt is issued with an original issue discount, the original issue discount is recorded as a debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	Our customers currently consist of individual product purchasers via our website or via third party reseller sites such as Tik Tok. In fiscal 2023 our customers consisted primarily of distributors that sell snack products to hotels and supermarkets. In the three months ended September 30, 2023, we had one customer that accounted for 68% of our Gross Sales. In the three months ended June 30, 2024, we had no customer which accounted for more than 10% of gross sales.

Vendor Concentration

●	During each of the three-month periods ended September 30, 2024 and 2023 one vendor accounted for more than 10% of our costs of goods sold.

Receivables Concentration

●	As of September 30, 2024, the Company had receivables due from two ecommerce sales portals accounting for 100% of open receivables. As of September 30, 2023, the Company had receivables due from nine customers, one of whom accounted for over 56% of the outstanding balance. Three of the others each accounted for between 10% and 14% of the outstanding balance.

Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At September 30, 2024 and June 30, 2024, the Company had no outstanding derivative liabilities.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three months ended September 30, 2024 and 2023 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may occasionally make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Restatement

●	During the fiscal year ended June 30, 2024, management identified several transactions that appeared to have been processed incorrectly in the fiscal year ended June 30, 2023. The impact of these transactions spanned various accounting topics, but were predominantly related to (1) insufficient impairment testing and provisions for impairment relative to inventory as of the year ended June 30, 2023, resulting in an overstatement of inventory as of the original report date, (2) timing of recognition of liabilities upon default of certain promissory notes in accordance with certain financing agreements resulting in an understatement of certain liabilities, and (3) certain other posting errors impacting cash, accounts receivable and accounts payable. In assessing whether the identified adjustments should be processed as prior period errors or recognized in the current period, management considered whether the facts that gave rise to the adjustments existed in prior years, or whether those events only arose due to information that came to light in the current year. The 2023 consolidated Annual Financial Statements and the consolidated statement of financial position as of June 30, 2023 were restated in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 to correct the prior period errors. As a result of these restatements, the comparative results for the three months ended September 30, 2023, included in this current report reflect a reduction to total assets of $144,929, an in increase to total liabilities of $51,330, and an increase to stockholders’ deficit of $196,259.

Recent Accounting Pronouncements

●	In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of adopting ASU 2023-07on our financial statements.

●	In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

●	In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, on our financial statements.

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

As of September 30, 2024 and June 30, 2024, no impairment of the Company’s goodwill was required.  The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

4. Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company’s accounts receivables consist entirely of invoices issued with respect to the sale of the Company’s snack goods. The Company applies the guidance of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”). At each reporting period the Company gathers information about its current bad debt reserve and write-off practices and loss methodology, in-scope assets, historical credit losses, and expected changes to business practices under CECL. Accounts receivables are stated at estimated net realizable value from the sale of products to customers. During fiscal 2024 a shift in product sales and customer type occurred when the Company changed its product focus from sales of ice cream products to established customers to sales of snack cookies to individual customers online. Commercial customers comprising the Company’s sales in fiscal 2023 typically were customers contracting with the Company on short-term projects with larger credit limits and overall, larger project sizes, resulting in limited potential for write-offs of receivable balances. The Company’s sales in fiscal 2024 were comprised predominantly of sales to individual customers who pay in advance for snack items.

The Company reviewed methods provided by the guidance and determined to use the loss-rate method in the CECL analysis for trade receivables. This loss-rate method was selected as there is reliable historical information available at each fiscal year end, and this historical information was determined to be representative of the Company’s current customers and billing practices. Defaults of accounts receivables have remained immaterial in each of fiscal 2024 and 2023 and therefore the Company has not recorded an allowance for credit losses. The Company wrote off $19,172 as uncollectible customer balances at September 30, 2024.

5. Inventories

●	Inventory consists of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Inventory: Finished Goods	$1,756	$800
Inventory: Ingredients	7,161	11,199
Inventory: Packaging	11,965	13,809
Total Inventory	$20,882	$25,808

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products’ relative shelf life. Write-downs and write-offs are charged to loss on inventory write down. During the three months ended September 30, 2024, and 2023 the Company didn’t write down inventory balances as a result of inventory damage, obsolescence and spoilage.

6. Other current assets

Other current assets consist of the following at September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
Other Current Assets
Prepaid interest expenses	$1,282	$1,206
Prepaid Professional fees	67,500	72,500
Other prepaid expenses	2,914	4,059
Deposits with vendors	-	29,396
TOTAL	$71,696	$107,161

The Company wrote off $29,436 as uncollectible other current assets at September 30, 2024.

7. Acquisition Costs Secured with Line of Credit Agreements

During the periods ended September 30, 2024 the Company’s subsidiary FHVH (the “Lender”) provided operating advances under the terms of certain Line of Credit Agreements (“LOC”) to acquisition targets as follows:

	September 30, 2024	June 30, 2024
Funds provided to acquisition target 1 under LOC (“LOC 1”)	$469,960	$351,380
Funds provided to acquisition target 2 under LOC (“LOC 2”)	82,500	72,500
Interest receivable under LOC agreements	33,584	17,599
TOTAL	$586,044	$441,479

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

As of September 30, 2024 and June 30, 2024, $27,924 and $14,565 was accrued as interest payable in respect of LOC 1, respectively.

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

As of September 30, 2024 and June 30, 2024, $5,660 and $3,034 was accrued as interest payable in respect of LOC 2, respectively.

8. Accounts Payable and Accrued liabilities

Accounts payable and accrued liabilities consist of the following at September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Interest Payable	$628,686	$434,535
Accounts payable	704,807	624,716
TOTAL	$1,333,493	$1,059,251

9. Debt

Convertible Notes Payable

Mast Hill Promissory Notes (MH Notes)

(a)	Promissory Notes Issued on September 23, 2022

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

As a result of the transaction, the Purchasers triggered their “most favored nation” clause which resulted in the Company entering into an MFN Amendment Agreement (the “MFN Agreement”) with the Purchasers pursuant to which the Purchasers exercised their options under the most-favored nation terms contained in their existing transaction documents with the Company. Pursuant to the MFN Agreement, among other things, (a) the Company issued to each of the Purchasers 5,434,783 5-year Returnable Warrants which may only be exercised in the event that the Company were to default on certain debt obligations at an initial Exercise Price per share of $0.30, (b) the events of default set forth in the Notes were amended to include certain of the Events of Default reflected in the Promissory Note, (c) the conversion price of the Notes was amended so that upon an event of default, the conversion price equaled $0.10, subject to adjustment, (d) the Purchasers are entitled to deduct $1,750 from conversions to cover associated fees, and $750 shall be added to each prepayment to reimburse the Purchasers for administrative fees and (e) the definition of Exempt Issuance in the note was modified to remove certain clauses of the definition.

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

The Company paid to J.H. Darbie & Co., Inc. $6,840in fees pursuant to the Company’s existing agreement with J.H. Darbie & Co., Inc., in relation to the transactions contemplated by the Purchase Agreement plus warrants to purchase 57,000 shares of common stock at $0.12, subject to adjustment. The Company paid to Spencer Clarke LLC warrants to purchase 200,000 shares of common stock at $0.08, warrants to purchase 179,000 shares of common stock at $0.10, and returnable warrants to purchase 182,000 shares of common stock at $0.30, in each case subject to adjustment.

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

On June 1, 2023, the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill, a Promissory Note in the principal amount of $200,000 (actual amount of purchase price of $170,000 plus an original issue discount in the amount of $30,000). Also pursuant to the Purchase Agreement, in connection with the issuance of the Note: (a) Sean Folkson, the Company’s Chairman of the Board and Chief Executive Officer, pursuant to a Pledge Agreement dated the Effective Date (the “Pledge Agreement”), pledged to Mast Hill, and granted to Mast Hill a security interest in, all common stock and common stock equivalents of the Company owned by Mr. Folkson; (b) the Company, Nightfood Inc. and MJ Munchies, Inc., each wholly-owned subsidiaries of the Company (collectively, the “Subsidiaries” and with the Company, the “Debtors”) entered into a Security Agreement dated the Effective Date (the “Security Agreement”), pursuant to which each of the Debtors granted Mast Hill a perfected security interest in all of their property to secure the prompt payments, performance and discharge in full of all of the Debtors’ obligations under the Note and the other transaction documents entered into in connection with the Purchase Agreement and the Note (the “Transaction Documents”); (c) The Subsidiaries entered into a Subsidiary Guarantee dated the Effective Date (the “Guarantee”), pursuant to which the Subsidiaries unconditionally and irrevocably guaranteed to Mast Hill the prompt and complete payment and performance by the Company and the Subsidiaries when due, of the obligations under the Transaction Documents.

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

(m)	Promissory Notes Issued on September 23, 2024

On September 25, 2024, the Company consummated transactions pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of September 23, 2024 (the “Effective Date”) and issued and sold to Mast Hill Fund, L.P., a Promissory Note (the “Note”) in the principal amount of $473,000.00 (actual amount of purchase price of $402,050 plus an original issue discount (“OID”) in the amount of $70,950). The use of proceeds from the sale of the Mast Hill Note is strictly for business development and expenses related to compliance and merger and ongoing acquisition activity, and not for any other purpose. The maturity date of the Mast Hill Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. Mast Hill has the right, at any time on or following the date that an event of default occurs under the Note, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest (including any default interest) into common stock of the Company, at a conversion price of $0.033, subject to customary adjustments as provided in the Mast Hill Note for stock dividends and stock splits, rights offerings, pro rata distributions, fundamental transactions and dilutive issuances. In addition, Mast Hill is entitled to deduct $1,750.00 from the conversion amount upon each conversion, to cover Mast Hill’s fees associated with each conversion. Any such conversion is subject to customary conversion limitations set forth in the Mast Hill Note so Mast Hill beneficially owns less than 4.99% of the Common Stock.

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

Amendment #1 to Fourth Man Promissory Notes.

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

Amendment #2 to Fourth Man Promissory Notes.

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

Below is a reconciliation of the loss on extinguishment of debt relative to the amended promissory notes with Fourth Man:

10% increase in principle	$13,750
1,667 Series D Stock issued	113,955
Loss on extinguishment	$127,705

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

Below is a reconciliation of the above debts (Mast Hills Notes and Fourth Man Notes) as presented on the Company’s balance sheet as of September 30, 2024 and September 30, 2023:

	Principal	Debt Discount	Net Value
Balance at June 30, 2024	$3,594,770	$(151,783)	$3,442,987
Promissory notes payable issued	473,000		473,000
Promissory notes amended	13,750		13,750
Debt discount associated with Promissory notes		(70,950)	(70,950)
Amortization of debt discount		50,372	50,372
Balance at September 30, 2024	$4,081,520	$(172,361)	$3,909,159

	Principal	Debt Discount	Net Value
Balance at June 30, 2023	$2,108,382	$(559,016)	$1,549,366
Promissory notes payable issued	60,000		60,000
Debt discount associated with Promissory notes		(18,878)	(18,878)
Amortization of debt discount		212,259	212,259
Balance at September 30, 2023	$2,168,382	$(365,635)	$1,802,747

Interest expenses associated with above convertible notes are as follows:

	For three months Ended September 30,
	2024	2023
Amortization	$50,372	$212,259
Interest on the convertible notes	194,075	44,198
Total	$244,447	$256,457

As of September 30, 2024 and June 30, 2024, the interest payable was $628,686 and $434,535, respectively.

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

●	The Company had 128,957,407 and 128,907,407 shares of its $0.001 par value common stock issued and outstanding as September 30, 2024 and June 30, 2024 respectively.

During the three months ended September 30, 2024:

●	The Company issued 50,000 shares of common stock for services with a fair value of $995.

During the three months ended September 30, 2023:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

Preferred Stock

●	The Company had 1,000 shares of its A Preferred stock issued and outstanding as of September 30,2024 and June 30, 2024.

●	The Company had 1,950 shares of its B Preferred stock issued and outstanding as of September 30,2024 and June 30, 2024.

●	The Company had 13,333 shares of its C Preferred stock issued and outstanding as of September 30,2024 and June 30, 2024.

●	The Company had 3,334 and 1,667 shares of its D Preferred stock issued and outstanding as of September 30, 2024 and June 30, 2024.

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

During the fiscal year ended June 30, 2024 the former holder of the 1,000 outstanding shares of Series A Stock transferred his shares to the seller of certain assets as part of a Share Exchange Agreement. (ref: Note 3 – Business Combination)

The Company had 1,000 shares of the Series A Stock issued and outstanding as of September 30, 2024 and June 30, 2024 which shares are currently held by the Company’s CEO, Lei Sonny Wang.

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

The Company had 1,950 shares of its B Preferred issued and outstanding as of September 30, 2024 and June 30, 2024.

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

The Company issued 13,333 shares of NGTF’s Series C Preferred Stock under share exchange agreement. (ref Note 3 – Business Combination)

The Company had 13,333 shares of its C Preferred issued and outstanding as of September 30, 2024 and June 30, 2024.

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

The Company issued 1,667 shares of NGTF’s Series D Preferred Stock to Fourth Man under the amended promissory notes during the fiscal year ended June 30, 2024, and further issued 1,667 shares of NGTF’s Series D Preferred Stock to Fourth Man under the amended promissory notes during the three months ended September 30, 2024 (ref Note 7 – Debt)

The Company had 3,334 and 1,667 shares of its D Preferred issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.

Dividends

The Company has never declared dividends, however as set out below, during the fiscal year ended June 30, 2022 and 2021, upon issuance of a total of 335 and 4,665 shares of B Preferred, respectively, the Company recorded a deemed dividend as a result of beneficial conversion feature associated with the transaction.

In connection with certain conversion terms provided for in the designation of the B Preferred, pursuant to which each share of B Preferred is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,431,387.  The beneficial conversion feature was treated as a deemed dividend, and fully amortized on the transaction date due to the fact that the issuance of the B Preferred was classified as equity. During the three months ended September 30, 2024 and 2023, the Company recorded an additional deemed dividend of $11,566 and $20,771, respectively, fully amortized on the transaction dates, in relation to the B Preferred stock and downward price adjustments to certain warrants.

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

During the fiscal year ended June 30, 2024, a total of 23,147,255 outstanding share purchase warrants issued in connection with conversion of the Company’s B Preferred into Common Stock were adjusted as a result of certain antidilution clauses resulting in a total of 30,274,042 outstanding share purchase warrants with a downward adjusted exercise price of $0.1042 per share.

During the fiscal year ended June 30, 2024, a total of 1,818,182 share purchase warrants were exercised in a cashless transaction.

During the three months ended September 30, 2024, a total of 30,274,042 outstanding share purchase warrants issued in connection with conversion of the Company’s B Preferred into Common Stock were adjusted as a result of certain antidilution clauses resulting in a total of 32,342,911 outstanding share purchase warrants with a downward adjusted exercise price of $0.0970 per share.

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

The aggregate intrinsic value of the warrants as of September 30, 2024 is $6.44 million. The aggregate intrinsic value of the warrants as of June 30, 2024 was $6.14 million.

Exercise Price	June 30, 2024	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	September 30, 2024
$0.03333	142,772,040	-	-	-	-	-	-	-	142,772,040
$0.0747	16,181,392	-	-	-	-	-	-	-	16,181,392
$0.0970			32,342,911						32,342,911
$0.1250	100,000	-	-	-	-	-	-	-	100,000
$0.1042	30,274,042	-	(30,274,042)	-	-	-	-	-	-
$0.1563	1,871,800	-	-	-	-	-	-	-	1,871,800
$0.2626	100,000	-	-	-	-	-	-	-	100,000
$0.5000	500,000	-	-	-	-	-	-	-	500,000
	191,799,274	-	2,068,869		-	-	-	-	193,868,143

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

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	On July 7, 2023, the Company entered into a Letter of Engagement with Spencer Clarke LLC (“SC”). Under the terms of the agreement SC was retained to act as the Company’s “Exclusive” Placement Agent in connection with any Capital/Debt Raise, warrant exercise, (“Financings”) and for any Sale, Joint Venture, Merger, Acquisition or transaction (“M&A Transactions”) or any other financially structured corporate activity, collectively (“Corporate Finance Activity”). On signing of the agreement, the Company issued 4,800,000 non-refundable warrants to purchase 4,800,000 shares of Retainer Stock, at an initial exercise price per warrant equal to .0333 during the five (5)-year period. Under the terms of the agreement the Company is required to pay fees of 10% for any financing in cash, as well as issue five-year cashless warrants exercisable at the lowest exercise price in effect at the time of issue. In addition, fees are payable for mergers, acquisitions and other M&A transactions in both cash and shares. On July 7, 2023, the Company terminated the agreement with SC, however fees payable remain in effect for 24 months after termination. In respect to the Company’s financings and acquisition activity in the fiscal year ended June 30, 2024, the Company accrued cash fees of $151,500 as well as stock-based consideration valued at $71,230 in the form of 4,588,148 stock purchase warrants, 167 shares of Series D Preferred stock and 667 shares of Series C Preferred Stock for total accruals estimated of $278,200, none of which has been issued or paid as of June 30, 2024. In the three months ended September 30, 2024, the Company accrued cash fees of $53,200, as well as stock-based consideration of $38,800 in the form of 393,235 additional stock purchase warrants and 167 additional shares of Series D Preferred Stock. Total accruals at September 30, 2024 have an estimated value of $370,200.

●	Sean Folkson has a consulting agreement entered into on February 2, 2024 and effective as of December 1, 2023 and runs through December 31, 2024. The agreement contains the potential for cash and equity bonuses should Nightfood, Inc. achieve certain revenue milestones. The Cash Performance Bonus shall be equal to 2% of gross Nightfood, Inc. revenues, paid quarterly. The Equity Performance Bonus shall be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000 and shall be paid in stock equal to 10% of the gross quarterly revenues for the bonus period, based on the average closing priced for the last 10 trading days.

●

Shares and warrants issuable for directors’ fees:  As set out in Note 13 below, the Company has accrued total compensation for directors in the amount of $58,500 with respect to a total of 2,801,526 unissued shares and 100,000 unissued share purchase warrants as of the date of this report.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

13. Related Party Transactions

As of September 30, 2024 and June 30, 2024, related parties are due a total of $341,204 and $295,510, respectively:

	September 30, 2024	June 30, 2024
Sean Folkson consulting fees payable	$127,000	$109,000
Directors’ fees payable	60,000	57,000
Accrued compensation payable with shares and warrants (unissued)	58,500	42,500
Lei Sonny Wang consulting fees payable	41,200	35,200
Sean Folkson loan (principal $40,000) and interest payable	47,876	46,676
Lei Sonny Wang, reimbursable expenses	6,628	5,134
Total related party payable	$341,204	$295,510

Services provided from related parties as professional fees:

	Three Months Ended September 30,
	2024	2023
Sean Folkson	$30,000	$18,000
Directors’ fees and compensation for non-employee directors	28,000	17,625
Lei Sonny Wang	30,000	-
Total fees under professional fees	$88,000	$35,625

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

16. Other Events

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

17. Subsequent Events

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

A consulting agreement entered into with Sean Folkson, director, on February 2, 2024, was automatically renewed for a further term on December 31, 2024 (ref: Note 12 above)

On December 9, 2024, the Company issued 13,333 shares of its Series C preferred stock as the consideration required under a certain agreement entered into on September 10, 2024 and discussed above in Note 16. The issued shares are required to be returned in the event the transaction does not close as contemplated. As of the date of this report the transaction has not yet closed.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2024, as well as the other information set forth herein.

OVERVIEW

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

On February 2, 2024, the Company closed the acquisition of Future Hospitality Ventures Holdings Inc. (“FHVH” or “Future Hospitality”), a Nevada corporation and a new entrant in the Robots-as-a-Service (RaaS) space from Mr. Lei Sonny Wang, who concurrently became the Chief Executive Officer (“CEO”) of Nightfood and a member of the Company’s board of directors. Under the leadership of Mr. Wang, as of the time of this filing, Future Hospitality has secured distribution agreements with Next Robots, Inc. (formally Botin Innovations, Inc.) and Bear Robotics, Inc. and is in the process of negotiating and exploring additional supplier relationships.

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

We are currently in the process of acquiring two additional operating companies which are expected to bring millions of dollars in assets and synergistic revenue under the Nightfood Holdings umbrella, should the acquisitions be successfully completed, which we anticipate. Our updated timeline targets have us completing the first of these two acquisitions in spring of 2025, with the goal of transitioning to the NASDAQ as soon as practicable thereafter.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

Revenue

For the three months ended September 30, 2024, we had revenues of $24,454 as compared to revenues of $8,935, for the three months ended September 30, 2023. During the three months ended September 30, 2024, due to an earlier shift from retail distribution of Nightfood snacks to direct- to-consumer, we did not incur slotting fees. Our cost of product sold for the three months ended September 30, 2024 and 2023 was $12,649 and $56,663 respectively.

Costs and expenses

For the three months ended September 30, 2024, and 2023 we incurred operating expenses of $336,760 and $304,876 respectively.

	For the three months Ended September 30,
	2024	2023
Operating expenses
Cost of product sold	12,649	56,663
Advertising and promotional	16,020	(2,441)
Selling, general and administrative expense	95,471	37,574
Professional fees	212,620	213,080
Total operating expenses	336,760	304,876

For the three months ended September 30, 2024 and 2023, cost of product sold decreased to $12,649 from $56,663. This is a direct result of the cessation of slotting fees as the Company transitioned from retail sales to direct to consumer offerings. For the three-month period ended September 30, 2023, the slotting fees totaled $39,534, with no similar expense in the current three month period.

For the three months ended September 30, 2024 and 2023, advertising and promotional expenses increased to $16,020 (2024) from a credit of $2,441 in advertising and promotion for the three months ended September 30, 2023. This increase is largely due to increased advertising and promotional efforts during the period as we promoted sales of products direct to the consumer. In addition, the credit was a result of certain previously booked marketing expenditures which were reversed in the three-month period ended September 30, 2023, offset with actual costs in the period.

For the three-month period ended September 30, 2024 and 2023, selling, general, and administrative expenses increased from $37,574 (2023) to $95,471 (2024). The largest component of this increase was the result of a write down of accounts receivable and other current asset in total amount of $48,609.

For the three months ended September 30, 2024 and 2023, professional fees remained relatively constant at $212,620 for the current three months ended September 30, 2024 as compared to $213,080 in the three months ended September 30, 2023.

Total operating expenses were $336,760 (September 30, 2024) and $304,876 (September 30, 2023) and include those expenses associated with running the operating portion of our business (such as manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company.

Other Income (Expense)

Other income (expense)	Three months ended September 2024	Three months ended September 2023
Interest income	15,986	-
Interest expense - debt	(197,232)	(45,463)
Interest expense – financing cost	(92,982)	(765,270)
Amortization of debt discount	(50,372)	(212,259)
Gain (loss) on debt extinguishment	(127,705)	-
Total other income (expense)	(452,305)	(1,022,992)

For the three months period ended September 30, 2024 and 2023, total other expenses totaled $452,305 as compared to $1.022,992. Most of these results are related to accounting treatment applied to financing costs and debt and the amortization of debt discount during the three months ended September 30, 2023. During the three months ended September 30, 2024 we recorded interest income of $15,986 with no comparable income for the three months ended September 30, 2023. During the three months period ended September 30, 2024 we had interest expenses on debt of $197,232 as compared to interest expenses of $45,463 as we increased our debt by way of loans and debentures. During the three months period ended September 30, 2024 we recorded $92,982 for interest expense related to financing costs and $50.372 as amortization of debt discounts as compared to $765,270 for interest expense on financing costs and $212,259 as amortization of debt discount for the three months ended September 30, 2023 as we applied an account treatment to these items in 2023. During the three months ended September 30, 2024 we incurred a loss on debt extinguishment with no comparable loss for the three months ended September 30, 2023.

Net Loss

Our net loss in the three months ended September 30, 2024 totaled $764,611 as compared to a net loss of $1,318,933 in the three months ended September 30, 2023. The largest component of this decrease was the result of other expense which was substantially reduced as aresult of a reduction of financing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had cash on hand of $293,523, receivables of $1,381, other current assets of $71,696 and inventory valued at $20,882 and a working capital deficit of $5,196,374.

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

As discussed above, the Company has limited available cash resources and we do not believe our cash on hand will be sufficient to fund our operations and growth through the balance of fiscal year 2025, or adequate to satisfy our immediate or ongoing working capital needs. The Company is continuing to raise capital through the sale of its securities, including common stock, preferred stock, and debt (including convertible debt) to finance the Company’s operations, of which it can give no assurance of success. In addition, we will receive the proceeds from our outstanding warrants as, if and when such warrants are exercised for cash.

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

Since inception in January 2010 through September 30, 2024, we have generated an accumulated deficit of approximately $39,402,577. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have significant accumulated deficit, even after turning profitable. The Company’s accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

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

We anticipate deriving additional revenue from our subsidiaries in fiscal year 2025, but we cannot at this time quantify the amount. We expect to successfully complete additional acquisitions of operating companies prior to the close of fiscal 2025.

Cash Flow from Operating Activities

During the three months ended September 30, 2023, net cash used in operating activities was $99,143 compared to net cash used of $128,241 for the three months ended September 30, 2024 as set out below:

CASH FLOWS FROM OPERATING ACTIVITIES:	Three months ended September 30, 2024	Three months ended September 30, 2023
Net loss	$(764,611)	$(1,318,933)
Adjustments to reconcile net loss to net cash used in operations activities:
Non-cash financing cost under contingent liability	92,000	-
Interest income under acquisition note	(15,985)	-
Warrants issued for services	-	84,230
Stock issued for services	995	-
Stock issued for financing costs	-	50,000
Amortization of debt discount	50,372	212,259
Loss on amended / extinguishment of convertible note	127,705	-
Warrants and returnable warrants issued for financing costs		707,620
Bad debt	48,609	-
Change in operating assets and liabilities
Change in accounts receivable	1,745	3,385
Change in inventory	4,926	(16,386)
Change in other current assets	6,069	50,320
Change in accounts payable	275,734	97,537
Change in relate party payable	44,200	30,825
Net cash used in operating activities	(128,241)	(99,143)

Cash Flow from Investing Activities

During the three months ended September 30, 2024 cash from investing activities were comprised of acquisition costs secured by promissory notes of $128,580. There were no cash flows from investing activities in the three months ended September 30, 2023.

Cash Flow from Financing Activities

During the three months ended September 30, 2024, net proceeds of $402,050 was raised through the issuance of debt in the form of convertible notes and secured promissory notes. In the three months ended September 30, 2023, our financing activities provided net proceeds of $51,000 by way of proceeds raised by the issuance of debt.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during thethree months ended September 30, 2024.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at September 30, 2024 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 9, 2024, the Company issued 13,333 shares of its Series C preferred stock as the consideration required under a certain agreement entered into on September 10, 2024 and discussed above in Note 16. The issued shares are required to be returned in the event the transaction does not close as contemplated. As of the date of this report the transaction has not yet closed.

There were no other sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.

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

A consulting agreement entered into with Sean Folkson, director, on February 2, 2024, was automatically renewed for a further term on December 31, 2024.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
3.6	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.8	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
4.1	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023 (incorporated by reference to Exhibit 4.3 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.4	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023 (incorporated by reference to Exhibit 4.6 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
10.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.2	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.3	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.4	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.5	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).

10.6	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.7	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.8	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.9	Share Exchange Agreement by and among Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., Sean Folkson as the holder of the Series A Preferred Stock of NGTF and the sole shareholder of FHVH dated January 22, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2024)
10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.11	Promissory Note dated January 24, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.12++	Consulting Agreement between Nightfood Holdings, Inc. and Sean Folkson, dated February 2, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.13++	Employment Agreement between Nightfood Holdings, Inc. and Lei Sonny Wang, dated February 2, 2024. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.14	Letter Agreement between Fourth Man, LLC and Nightfood Holdings, Inc. dated February 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024)
10.15	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.16	Promissory Note dated March 12, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.17	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.18	Promissory Note dated May 5, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.19	Letter Agreement dated July 22, 2024 with Fourth Man, LLC amending the right to adjustment of the conversion price of certain promissory notes (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.20	Share Exchange Agreement dated September 4, 2024 with Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc. and Sugarmade, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2024)
10.21	Promissory Note dated September 23, 2024 with Mast Hill Fund, L.P (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.22	Securities Purchase agreement dated September 23, 2024 with Mast Hill Fund LP (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.23	First Amendment to the Share Exchange Agreement dated December 10, 2024. (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 19, 2024)
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
++	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: January 13, 2025	By:	/s/ Lei Sonny Wang
Lei Sonny Wang
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)