Form 10-Q
period 2024-12-31
NightFood Holdings, Inc.
filed 2025-02-14
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

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

On February 12, 2025  the issuer had 128,957,407 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and June 30, 2024 (Audited)	2
Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2024 and 2023	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended December 31, 2024 and 2023	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023	6
Notes to Unaudited Condensed Consolidated Financial Statements	7 - 32

Nightfood Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$17,341	$148,294
Accounts receivable	1,392	22,337
Inventory	16,983	25,808
Other current assets	78,859	107,161
Total current assets	114,575	303,600

Acquisition costs secured by promissory note	710,170	441,479
Property, plant and equipment, net of accumulated depreciation of $0	39,700	-
Indefinite-lived intangible assets	897,542	897,542
Total assets	$1,761,987	$1,642,621

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,576,919	$1,059,251
Accounts payable and accrued liabilities - related party	408,724	295,510
Convertible notes payable - net of discounts	3,968,654	3,442,987
Total current liabilities	5,954,297	4,797,748

Commitments and contingencies (Note 12)	370,200	278,200

Stockholders’ equity (deficit):
Series A Stock, $0.001 par value, 1,000,000 shares authorized 1,000 issued and outstanding as at December 31, 2024 and June 30, 2024	1	1
Series B Stock, $0.001 par value, 5,000 shares authorized 1,950 issued and outstanding as at December 31, 2024 and June 30, 2024	2	2
Series C Stock, $0.001 par value, 500,000 shares authorized 96,666 and 13,333 issued and outstanding as at December 31, 2024 and June 30, 2024, respectively	97	13
Series D Stock, $0.001 par value, 100,000 shares authorized 3,334 and 1,667 issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	3	2
Common stock, $0.001 par value, 200,000,000 shares authorized 128,957,407 and 128,907,407 issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	128,957	128,907
Additional paid in capital	35,190,613	35,064,148
Accumulated deficit	(39,882,183)	(38,626,400)
Total Stockholders’ Equity (Deficit)	(4,562,510)	(3,433,327)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,761,987	$1,642,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended December 31,		For the six months Ended December 31,
	2024	2023 (Restated)	2024	2023 (Restated)

Revenues, net of slotting and promotion	$15,141	$898	$39,595	$9,833

Operating expenses
Cost of product sold	10,116	913	22,765	57,576
Advertising and promotional	12,940	3,798	28,960	1,357
Selling, general and administrative expense	61,332	41,559	156,803	79,133
Professional fees	167,278	74,695	379,898	287,775
Total operating expenses	251,666	120,965	588,426	425,841

Loss from operations	(236,525)	(120,067)	(548,831)	(416,008)

Other income (expenses)
Interest income	29,643	-	45,629	-
Interest expense - debt	(211,179)	(61,596)	(408,411)	(107,059)
Interest expense – financing cost	(2,050)	(38,890)	(95,032)	(804,160)
Amortization of debt discount	(59,495)	(201,481)	(109,867)	(413,740)
Gain on debt extinguishment	-	-	(127,705)
Total other expense	(243,081)	(301,967)	(695,386)	(1,324,959)

Net Loss	(479,606)	(422,034)	(1,244,217)	(1,740,967)

Deemed dividend on Series B Preferred Stock	-	-	11,566	20,771
Net loss attributable to common shareholders	(479,606)	(422,034)	(1,255,783)	(1,761,738)

Basic and diluted net loss per common share	$(0.004)	$(0.003)	$(0.010)	$(0.014)

Weighted average shares of capital outstanding – basic and diluted	128,957,407	127,162,606	128,939,201	125,973,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

	Common Stock		Preferred Stock(1)		Additional		Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance, June 30, 2024	128,907,407	$128,907	-	$18	$35,064,148	$(38,626,400)	$(3,433,327)
Common stock issued for services	50,000	50	-	-	945	-	995
Shares issued for amended convertible note	-	-	-	1	113,954	-	113,955
Deemed dividends associated with warrants related dilutive adjustments	-	-	-	-	11,566	(11,566)	-
Net loss	-	-	-	-	-	(764,611)	(764,611)
Balance, September 30, 2024	128,957,407	128,957	-	19	35,190,613	(39,402,577)	(4,082,988)
Shares issued under acquisition	-	-	-	84	-	-	84
Net loss	-	-	-	-	-	(479,606)	(479,606)
Balance, December 31, 2024	128,957,407	$128,957	-	$103	$35,190,613	$(39,882,183)	$(4,562,510)

	Common Stock		Preferred Stock(2)		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital (Restated)	Deficit (Restated)	(Deficit) (Restated)
Balance, June 30, 2023	123,587,968	$123,588	-	$3	$33,112,935	$(35,306,788)	$(2,070,262)
Common stock issued as financing cost	3,333,333	3,333	-	-	46,667	-	50,000
Warrants issued as consulting fee	-	-	-	-	84,230	-	84,230
Warrants issued as financing cost	-	-	-	-	707,620	-	707,620
Warrants issued associated with Promissory Notes	-	-	-	-	9,878	-	9,878
Deemed dividends associated with warrants related dilutive adjustments	-	-	-	-	20,771	(20,771)	-
Net loss	-	-	-	-	-	(1,318,933)	(1,318,933)
Balance, September 30, 2023	126,921,301	126,921	-	3	33,982,101	(36,646,492)	(2,537,467)
Shares issued as consulting fee	300,000	300	-	-	7,500	-	7,800
Warrants issued as financing cost	-	-	-	-	13,850	-	13,850
Net loss	-	-	-	-	-	(422,034)	(422,034)
Balance, December 31, 2023	127,221,301	$127,221	-	$3	$34,003,451	$(37,068,526)	$(2,937,851)

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT)

(1)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Par Value
Balance, June 30, 2024	1,000	$1	1,950	$2	13,333	$13	1,667	$2	$18
Shares issued for amended convertible note	-	-	-	-	-	-	1,667	1	1
Balance, September 30, 2024	1,000	1	1,950	2	13,333	13	3,334	3	19
Shares issued for acquisition (pending)	-	-	-	-	83,333	84	-	-	84
Balance, December 31, 2024	1,000	$1	1,950	$2	96,666	$97	3,334	$3	$103

(2)

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Par Value
Balance, June 30, 2023	1,000	$1	1,950	$2	-	$-	-	$-	$3
Balance, September 30, 2023	1,000	1	1,950	2	-	-	-	-	3
Balance, December 31, 2023	1,000	$1	1,950	$2	-	$-	-	$-	$3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nightfood Holdings, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended December 31,
	2024	2023
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,244,217)	$(1,740,967)
Adjustments to reconcile net loss to net cash used in operations activities:
Non-cash financing cost under contingent liability	92,000	-
Interest income under acquisition note	(45,629)	-
Warrants issued for services	-	84,230
Stock issued for services	995	7,800
Stock issued for financing costs	-	50,000
Amortization of debt discount	109,867	413,740
Loss on amended / extinguishment of convertible note	127,705	-
Warrants and returnable warrants issued for financing costs	-	721,470
Bad debt	48,610	-
Change in operating assets and liabilities
Change in accounts receivable	1,734	3,385
Change in inventory	8,826	(26,345)
Change in other current assets	(1,009)	(87,677)
Change in accounts payable	517,664	153,965
Change in related party payable	113,214	71,650
Net cash used in operating activities	(270,240)	(348,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39,700)	-
Acquisition costs secured by promissory notes	(223,063)	-
Net cash used by investing activities	(262,763)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of units under Reg A	-	-
Proceeds from exercise of warrants	-	-
Proceeds from related party	-	-
Proceeds from the issuance of debt, net	402,050	301,400
Net cash provided by financing activities	402,050	301,400

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,953)	(47,349)

Cash and cash equivalents, beginning of period	148,294	53,349
Cash and cash equivalents, end of period	$17,341	$6,000

Supplemental Disclosure of Cash Flow Information:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Summary of Non-Cash Investing and Financing Information:
Warrants and returnable warrants issued for financing cost	$-	$721,470
Stock issued for financing costs	$-	$50,000
Deemed dividend associated with preferred B stock and dilutive warrant adjustments	$11,566	$20,771
Debt and warrant discounts related to convertible notes	$70,950	63,066
Principal increased under convertible note, amended	$13,750	$-
Granted interest increase under convertible note, amended	$2,063	$-
Series D Preferred stock issued under convertible note, amended	$113,955	$-

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

The Company’s fiscal year end is June 30.

Going Concern

●	The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. No certainty of continuation can be stated.

●	The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended December 31, 2024, the Company had an operating and net loss of $1,244,217, cash used in operations of $270,240 and an accumulated deficit of $39,882,183.

●	The Company has limited available cash resources, and we do not believe our cash on hand will be sufficient to fund our operations and growth throughout fiscal year 2025 or adequate to satisfy our immediate or ongoing working capital needs. We are currently in default with respect to the terms of several of our convertible notes payable.

The Company is continuing to seek to raise capital through the sales of its common stock, preferred stock and/or convertible notes, as well as potentially the exercise of outstanding warrants, to finance the Company’s operations, of which it can give no assurance of success. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. Additionally, management is investing in the acquisition of additional revenue generating assets through the issuance of debt and/or equity to further assist the Company’s growth initiatives. As of December 31, 2024 we have advanced cash proceeds totaling $647,678 to acquisition targets under the terms of interest bearing notes, one of which targets has entered into a formal acquisition agreement with the Company expected to close in Q3 2025 (see Note 16 – Other Events) and the other is under negotiation for acquisition as soon as practicable.

●	Because the Company has limited sales, no certainty of continuation can be stated. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue through existing subsidiaries and future acquisitions. In addition, the Company will receive the proceeds from its outstanding warrants as, if and when such warrants are exercised for cash. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

●	Even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of the products and services of its subsidiaries to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Use of Estimates

●	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, contingent consideration with respect to certain financing contracts, income taxes and other contingencies, as well as valuing warrants and preferred shares, among others.

Cash and Cash Equivalents

●	The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts. The Company from time to time may have amounts on deposit in excess of the insured limits.

Business Combinations

●	The Company accounts for business combinations using the purchase method of accounting. The purchase method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and the utilization of independent valuation experts and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Goodwill and Intangibles

●	Goodwill represents the excess of the purchase price over the fair market value of the net assets (including intangibles) acquired on February 2, 2024 respectively and includes the value of indefinite lived intangible assets resulting from noncontractual customer relationships. The Company has implemented the Business Combinations Topic of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Goodwill is deemed to have an indefinite life. Goodwill and indefinite life intangible assets are not amortized but are subject to, at a minimum, annual impairment tests. The Company expenses costs to maintain or extend intangible assets as incurred.

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

Long-Lived Assets

●	The Company evaluates the recoverability of its long-lived assets for impairment, other than goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows. The Company had no long-lived asset impairments as of December 31, 2024 and June 30, 2024.

Inventories

●	Inventories consisting of packaged food items and supplies are stated at the lower of cost (FIFO) or net realizable value, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a loss on write down of inventory during the period spoilage is incurred as a part of selling, general and administrative expenses. The Company has no minimum purchase commitments with its vendors. During the three and six months ended December 31, 2024 and 2023, there are no expenses related to inventory impairments which are included in Selling, General and Administrative expenses on the Company’s statements of profit and loss.

Advertising Costs

●	Advertising costs are expensed when incurred and are included in advertising and promotional expense in the accompanying statements of operations. Although not traditionally thought of by many as “advertising costs”, the Company includes expenses related to graphic design work, package design, website design, domain names, and product samples in the category of “advertising costs”. The Company recorded advertising costs of $12,940 and $3,798 for the three months ended December 31, 2024 and 2023, respectively. The Company recorded advertising costs of $28,960 and $1,357 for the six months ended December 31, 2024 and 2023, respectively

Income Taxes

●	The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

●	A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

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

Through the three and six months ended December 31, 2024, and 2023, the Company earned revenues from sales generated in operating subsidiary Nightfood, Inc. During the three months ended September 30, 2023, sales were predominantly related to the sale of ice cream products to distributors. Thereafter sales were predominantly related to the sale of individual pouches of cookie products. Sales over the reporting periods were made using (i) Nightfood.com and other eCommerce platforms (Direct to Consumer) and (ii) third party distributors. Sales focus shifted entirely to direct-to-consumer sales in early 2024. Wholesale ice-cream production and sales were discontinued in fiscal 2024 and might resume if and when direct-to-consumer scale is achieved. Nightfood Inc. considers its performance obligations satisfied upon shipment of the purchased products to the customer with respect to sales processed by third party fulfilment centers, retail locations and purchases made via eCommerce portals. The Subsidiary has made a policy election to treat shipping and handling as costs to fulfill the contract, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of sales for amounts paid to applicable carriers. Due to the nature of Nightfood’s products, the Company does not accept returns of its snacks. Refunds to consumers are issued under certain circumstances, but product returns are not typically accepted.

During the three and six months ended December 31, 2024, and the year ended June 30, 2024, the Company did not earn any commercial revenue associated with its operations in the Robots-as-a-Service (RaaS) space.

Disaggregated Revenues

The Company is earning revenues from a single product line with sales of its food products through subsidiary Nightfood, Inc. and therefore has not presented disaggregated revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal. At December 31, 2024 and June 30, 2024, the Company did not have any uninsured cash deposits.

Deemed Dividend – Series B Preferred Stock Warrants:

Each share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “B Preferred” or “B Preferred Stock”) has a liquidation preference of $1,000 and has no voting rights except as to matters pertaining to the rights and privileges of the B Preferred. Each share of B Preferred is convertible at the option of the holder thereof into (i) 5,000 shares of the Registrant’s common stock (one share for each $0.20 of liquidation preference) (the “Conversion Shares”) and (ii) 5,000 common stock purchase warrants, expiring April 16, 2026 (the “Warrants”). The Warrants carried an initial exercise price of $0.30 per share. Subsequent financing events and debt extinguishment resulted in adjustments to the exercise price of all warrants created from conversion of B Preferred from $0.30 per share to approximately $0.09704 per share through December 31, 2024. The exercise price of these warrants can continue to adjust as the result of subsequent financing events and stock transactions. These adjustments can result in an exercise price that is either higher, or lower, than the price as of December 31, 2024.

The value of the deemed dividend was approximately $4.4 million as of June 30, 2022. During the years ended June 30, 2024 and 2023 the Company recorded an additional deemed dividend of approximately $84,100 and $1.1 million in relation to the B Preferred stock and downward price adjustments to certain warrants. During the six months ended December 31, 2024 the Company recorded a further deemed dividend of approximately $11,500 in relation to the B Preferred stock and downward price adjustments to certain warrants.

Debt Issue Costs

●	The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations.

Equity Issuance Costs

●	The Company accounts for costs related to the issuance of equity as a charge to Paid in Capital and records the equity transaction net of issuance costs.

Original Issue Discount

●	If debt is issued with an original issue discount, the original issue discount is recorded as a debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

●	In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market. In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.

Stock-Based Compensation

●	The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 718, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Customer Concentration

●	Our customers in the three- and six-month periods ended December 31, 2024 consist of individual product purchasers via our website or via third party reseller sites such as Tik Tok and therefore, there were no customers which accounted for more than 10% of gross sales. In the three- and six-month periods ended December 30, 2023, we had one customer that accounted for more than 10% of gross sales.

Vendor Concentration

●	During each of the three and six-month periods ended December 31, 2024 and 2023 one vendor accounted for more than 10% of our costs of goods sold.

Receivables Concentration

●	As of December 31, 2024, the Company had receivables due from two ecommerce sales portals accounting for 100% of open receivables. As of December 31, 2023, the Company had receivables due from nine customers, one of which accounted for 53% of the total balance, and three of the others each accounted for between 11% and 15% of the outstanding balance.

Fair Value of Financial Instruments

●	Cash and Equivalents, Receivables, Other Current Assets, Short-Term Debt, Accounts Payable, Accrued and Other Current Liabilities.

●	The carrying amounts of these items approximated fair value.

●	Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1 —	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At December 31, 2024 and June 30, 2024, the Company had no outstanding derivative liabilities.

Income/Loss Per Share

●	In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants, and classes of shares with conversion features. The computation of basic loss per share for the three and six months ended December 31, 2024 and 2023 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share.

Reclassification

●	The Company may occasionally make certain reclassifications to prior period amounts to conform with the current year’s presentation. Such reclassifications would not have a material effect on its consolidated statement of financial position, results of operations or cash flows.

Restatement

●	During the fiscal year ended June 30, 2024, management identified several transactions that appeared to have been processed incorrectly in the fiscal year ended June 30, 2023. The impact of these transactions spanned various accounting topics, but were predominantly related to (1) insufficient impairment testing and provisions for impairment relative to inventory as of the year ended June 30, 2023, resulting in an overstatement of inventory as of the original report date, (2) timing of recognition of liabilities upon default of certain promissory notes in accordance with certain financing agreements resulting in an understatement of certain liabilities, and (3) certain other posting errors impacting cash, accounts receivable and accounts payable. In assessing whether the identified adjustments should be processed as prior period errors or recognized in the current period, management considered whether the facts that gave rise to the adjustments existed in prior years, or whether those events only arose due to information that came to light in the current year. The 2023 consolidated Annual Financial Statements and the consolidated statement of financial position as of June 30, 2023 were restated in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 to correct the prior period errors. As a result of these restatements, the comparative results for the six months ended December 31, 2023, included in this current report reflect a reduction to total assets of $64,168, an increase to total liabilities of $70,942, and an increase to stockholders’ deficit of $135,110.

 Recent Accounting Pronouncements

●	In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We expect to adopt this policy effective for the fiscal year ended June 30, 2025 and are currently evaluating the impact of adopting ASU 2023-07 on our financial statements.

●	In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

●	In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any, on our financial statements.

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

As of December 31, 2024 and June 30, 2024, no impairment of the Company’s goodwill was required.  The purchase accounting for the acquisition remains incomplete as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized prospectively. The measurement period is not to exceed 12 months from the respective dates of acquisition.

4. Accounts Receivable and Allowance for Credit Losses

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company’s accounts receivables consist entirely of invoices issued with respect to the sale of the Company’s snack goods. The Company applies the guidance of ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) (“CECL”). At each reporting period the Company gathers information about its current bad debt reserve and write-off practices and loss methodology, in-scope assets, historical credit losses, and expected changes to business practices under CECL. Accounts receivables are stated at estimated net realizable value from the sale of products to customers. During fiscal 2024 a shift in product sales and customer type occurred when the Company changed its product focus from sales of ice cream products to established customers to sales of snack cookies to individual customers online. Commercial customers comprising the Company’s sales in fiscal 2023 typically were customers contracting with the Company on short-term projects with larger credit limits and overall, larger project sizes, resulting in limited potential for write-offs of receivable balances. The Company’s sales in fiscal 2024 were comprised predominantly of sales to individual customers who pay in advance for snack items.

The Company reviewed methods provided by the guidance and determined to use the loss-rate method in the CECL analysis for trade receivables. This loss-rate method was selected as there is reliable historical information available at each fiscal year end, and this historical information was determined to be representative of the Company’s current customers and billing practices. Defaults of accounts receivables have remained immaterial in each of fiscal 2024 and 2023 and therefore the Company has not recorded an allowance for credit losses. The Company wrote off $19,172 as uncollectible customer balances at December 31, 2024.

5. Inventories

●	Inventory consists of the following at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Inventory: Finished Goods	$948	$800
Inventory: Ingredients	4,859	11,199
Inventory: Packaging	11,176	13,809
Total Inventory	$16,983	$25,808

Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions and the products’ relative shelf life. Write-downs and write-offs are charged to loss on inventory write down. During the three and six months ended December 31, 2024, and 2023 the Company did not write down inventory balances as a result of inventory damage, obsolescence and spoilage.

6. Other current assets

Other current assets consist of the following at December 31, 2024 and June 30, 2024.

	December 31, 2024	June 30, 2024
Other Current Assets
Par value of 83,333 Series C Preferred shares issued (re: Note 16)	84	-
Prepaid interest expenses	$256	$1,206
Prepaid Professional fees	66,250	72,500
Other prepaid expenses	1,764	4,059
Deposits with vendors	10,500	29,396
TOTAL	$78,859	$107,161

The Company wrote off $29,436 as uncollectible other current assets during the six months ended December 31, 2024.

7. Acquisition Costs Secured with Line of Credit Agreements

During the periods ended December 31, 2024 the Company’s subsidiary FHVH (the “Lender”) provided operating advances under the terms of certain Line of Credit Agreements (“LOC”) to acquisition targets as follows:

	December 31, 2024	June 30, 2024
Funds provided to acquisition target 1 under LOC (“LOC 1”)	$544,443	$351,380
Funds provided to acquisition target 2 under LOC (“LOC 2”)	103,235	72,500
Interest receivable under LOC agreements	62,492	17,599
TOTAL	$710,170	$441,479

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

As of December 31, 2024 and June 30, 2024, $53,936 and $14,565 was accrued as interest payable in respect of LOC 1, respectively.

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

As of December 31, 2024 and June 30, 2024, $8,556 and $3,034 was accrued as interest payable in respect of LOC 2, respectively.

8. Accounts Payable and Accrued liabilities

Accounts payable and accrued liabilities consist of the following at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Interest Payable	$835,843	$434,535
Accounts payable	741,076	624,716
TOTAL	$1,576,919	$1,059,251

9. Debt

Convertible Notes Payable

Mast Hill Promissory Notes (MH Notes)

(a)	Promissory Notes Issued on September 23, 2022

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

On June 20, 2024, a debtholder converted a total of $33,000, of which $31,250 was interest payable and $1,750 was transfer agent fees, in exchange for 1,000,000 shares of common stock.

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

On March 13, 2024, the Company entered into a Securities Purchase Agreement and issued and sold to Mast Hill a Promissory Note in the principal amount of $336,000 (actual amount of purchase price of $285,600 plus an original issue discount in the amount of $50,400). The maturity date of the Note is the 12-month anniversary of the Issuance Date, and is the date upon which the principal amount, as well as any accrued and unpaid interest and other fees, shall be due and payable. The Company paid certain fees in respect to the aforementioned financing agreements. The agreements also provide for terms of conversion only upon an event of default. All the terms and conditions as set out in (g) above with respect to a Securities Purchase Agreement and Promissory Note entered into on October 6, 2023, apply to the March 13, 2024 financing from Mast Hill. Further the Note is subject to the terms of certain previously executed Security, Pledge and Guarantee agreements discussed above in 7(f).

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

Below is a reconciliation of the above debts (Mast Hills Notes and Fourth Man Notes):

	Principal	Debt Discount	Net Value
Balance at June 30, 2024	$3,594,770	$(151,783)	$3,442,987
Promissory notes payable issued	473,000	-	473,000
Promissory notes amended	13,750	-	13,750
Debt discount associated with Promissory notes	-	(70,950)	(70,950)
Amortization of debt discount	-	109,867	109,867
Balance at December 31, 2024	$4,081,520	$(112,866)	$3,968,654

	Principal	Debt Discount	Net Value
Balance at June 30, 2023	$2,108,382	$(559,016)	$1,549,366
Promissory notes payable issued	354,588	-	354,588
Debt discount associated with Promissory notes	-	(63,066)	(63,066)
Amortization of debt discount	-	413,740	413,740
Balance at December 31, 2023	$2,462,970	$(208,342)	$2,254,628

Interest expenses associated with above convertible notes are as follows:

	For the three months Ended December 31,		For the six months Ended December 31,
	2024	2023	2024	2023
Amortization	$59,495	$201,481	$109,867	$413,740
Interest on the convertible notes	209,383	60,369	403,458	104,567
Total	$268,878	$261,850	$513,325	$518,307

As of December 31, 2024 and June 30, 2024, the interest payable was $835,843 and $434,535, respectively.

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

●	The Company had 128,957,407 and 128,907,407 shares of its $0.001 par value common stock issued and outstanding as December 31, 2024 and June 30, 2024 respectively.

During the six months ended December 31, 2024:

●	The Company issued 50,000 shares of common stock for services with a fair value of $995.

During the six months ended December 31, 2023:

●	The Company issued 3,333,333 shares of common stock for services with a fair value of $50,000.

●	The Company issued 300,000 shares of common stock for services with a fair value of $7,800.

Preferred Stock

●	The Company had 1,000 shares of its A Preferred stock issued and outstanding as of December 31, 2024 and June 30, 2024.

●	The Company had 1,950 shares of its B Preferred stock issued and outstanding as of December 31, 2024 and June 30, 2024.

●	The Company had 96,666 and 13,333 shares of its C Preferred stock issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.

●	The Company had 3,334 and 1,667 shares of its D Preferred stock issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.

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

During the fiscal year ended June 30, 2024 the former holder of the 1,000 outstanding shares of Series A Stock transferred his shares to the seller of certain assets as part of a Share Exchange Agreement. (ref: Note 3 – Business Combination)

The Company had 1,000 shares of the Series A Stock issued and outstanding as of December 31, 2024 and June 30, 2024 which shares are currently held by the Company’s CEO, Lei Sonny Wang.

Series B Preferred Stock

In April 2021, the Company designated 5,000 shares of its Preferred Stock as Series B Preferred (the “B Preferred”), each share of which is convertible into 5,000 shares of common stock and 5,000 non-detachable warrants with an initial exercise price of $0.30.

The Company had 1,950 shares of its B Preferred issued and outstanding as of December 31, 2024 and June 30, 2024.

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

The Company issued 13,333 shares of NGTF’s Series C Preferred Stock pursuant to a share exchange agreement. (ref Note 3 – Business Combination)

On December 9, 2024, the Company issued a further 83,333 shares of its Series C preferred stock as the consideration required under a certain agreement entered into on September 10, 2024. The issued shares are required to be returned in the event the transaction does not close as contemplated and the par value of the issued shares is included on our balance sheets as part of “Other current assets”. As of the date of this report the transaction has not yet closed. (ref Note 16 – Other events)

The Company had 96,666 and 13,333 shares of its C Preferred issued and outstanding as of December 31, 2024 and June 30, 2024.

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

The Company issued 1,667 shares of NGTF’s Series D Preferred Stock to Fourth Man under the amended promissory notes during the fiscal year ended June 30, 2024, and further issued 1,667 shares of NGTF’s Series D Preferred Stock to Fourth Man under the amended promissory notes during the three months ended September 30, 2024 (ref Note 7 – Debt)

The Company had 3,334 and 1,667 shares of its D Preferred issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.

Dividends

The Company has never declared dividends, however the Company records a deemed dividend as a result of beneficial conversion feature associated with certain transactions associated with the Series B Preferred Stock.

In connection with certain conversion terms provided for in the designation of the B Preferred, pursuant to which each share of B Preferred is convertible into 5,000 shares of common stock and 5,000 warrants, the Company recognized a beneficial conversion feature upon the conclusion of the transaction in the amount of $4,431,387.  The beneficial conversion feature was treated as a deemed dividend and fully amortized on the transaction date due to the fact that the issuance of the B Preferred was classified as equity. During the six months ended December 31, 2024 and 2023, the Company recorded an additional deemed dividend of $11,566 and $20,771, respectively, fully amortized on the transaction dates, in relation to the B Preferred stock and downward price adjustments to certain warrants.

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

The aggregate intrinsic value of the warrants as of December 31, 2024 is $8.11 million. The aggregate intrinsic value of the warrants as of June 30, 2024 was $6.14 million.

Exercise Price	June 30, 2024	Issued	Repricing	Exercised	Others	Cancelled	Expired	Redeemed	December 31, 2024
$0.03333	142,772,040	-	-	-	-	-	-	-	142,772,040
$0.0747	16,181,392	-	-	-	-	-	-	-	16,181,392
$0.0970	-	-	32,342,911	-	-	-	-	-	32,342,911
$0.1250	100,000	-	-	-	-	-	-	-	100,000
$0.1042	30,274,042	-	(30,274,042)	-	-	-	-	-	-
$0.1563	1,871,800	-	-	-	-	-	(1,829,400)	-	42,400
$0.2626	100,000	-	-	-	-	-	-	-	100,000
$0.5000	500,000	-	-	-	-	-	-	-	500,000
	191,799,274	-	2,068,869	-	-	-	（1,829,400)	-	192,038,743

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

12. Commitments and Contingencies:

●	The Company has entered into certain consulting agreements which carry commitments to pay advisors and consultants should certain events occur. An agreement is in place with one Company Advisor that calls for total compensation over the four-year Advisor Agreement of 500,000 warrants with an exercise price of $0.15 per share, of which all have vested.

●	On July 7, 2023, the Company entered into a Letter of Engagement with Spencer Clarke LLC (“SC”). Under the terms of the agreement SC was retained to act as the Company’s “Exclusive” Placement Agent in connection with any Capital/Debt Raise, warrant exercise, (“Financings”) and for any Sale, Joint Venture, Merger, Acquisition or transaction (“M&A Transactions”) or any other financially structured corporate activity, collectively (“Corporate Finance Activity”). On signing of the agreement, the Company issued 4,800,000 non-refundable warrants to purchase 4,800,000 shares of Retainer Stock, at an initial exercise price per warrant equal to .0333 during the five (5)-year period. Under the terms of the agreement the Company is required to pay fees of 10% for any financing in cash, as well as issue five-year cashless warrants exercisable at the lowest exercise price in effect at the time of issue. In addition, fees are payable for mergers, acquisitions and other M&A transactions in both cash and shares. On July 7, 2023, the Company terminated the agreement with SC, however fees payable remain in effect for 24 months after termination. In respect to the Company’s financings and acquisition activity in the fiscal year ended June 30, 2024, the Company accrued cash fees of $151,500 as well as stock-based consideration valued at $71,230 in the form of 4,588,148 stock purchase warrants, 167 shares of Series D Preferred stock and 667 shares of Series C Preferred Stock for total accruals estimated of $278,200, none of which has been issued or paid as of June 30, 2024. In the three months ended September 30, 2024, the Company accrued cash fees of $53,200, as well as stock-based consideration of $38,800 in the form of 393,235 additional stock purchase warrants and 167 additional shares of Series D Preferred Stock. Total accruals at December 31, 2024 have an estimated value of $370,200.

●	Sean Folkson has a consulting agreement entered into on February 2, 2024 and effective as of December 1, 2023 and runs through December 31, 2024. The agreement was automatically renewed on December 31, 2024. The agreement contains the potential for cash and equity bonuses should Nightfood, Inc. achieve certain revenue milestones. The Cash Performance Bonus shall be equal to 2% of gross Nightfood, Inc. revenues, paid quarterly. The Equity Performance Bonus shall be paid in any quarter where gross Nightfood, Inc. revenues exceed $250,000 and shall be paid in stock equal to 10% of the gross quarterly revenues for the bonus period, based on the average closing priced for the last 10 trading days.

●	Shares and warrants issuable for directors’ fees: As set out in Note 13 below, the Company has accrued total compensation for directors in the amount of $133,150 with respect to a total of 3,486,771 unissued shares and 150,000 unissued share purchase warrants as of the date of this report.

●	Litigation: From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

13. Related Party Transactions

As of December 31, 2024 and June 30, 2024, related parties are due a total of $408,724 and $295,510, respectively:

	December 31, 2024	June 30, 2024
Sean Folkson consulting fees payable	$157,000	$109,000
Directors’ fees payable	66,000	57,000
Accrued compensation payable with shares and warrants (unissued)	67,150	42,500
Lei Sonny Wang, salary payable	64,200	35,200
Sean Folkson loan (principal $40,000) and interest payable	49,076	46,676
Lei Sonny Wang, reimbursable expenses	5,298	5,134
Total related party payable	$408,724	$295,510

Services provided from related parties as professional fees:

	For the three months Ended December 31,		For the six months Ended December 31,
	2024	2023	2024	2023

Sean Folkson	$30,000	$22,000	$60,000	$40,000
Directors’ fees and compensation for non-employee directors	20,650	17,625	48,650	35,250
Lei Sonny Wang	30,000	-	60,000	-
Total fees under professional fees	$80,650	$39,625	$168,650	$75,250

On February 2, 2024, Sean Folkson resigned as chief executive officer of NGTF and Lei Sonny Wang was appointed Chief Executive Officer and a director.

Agreements with Mr. Folkson

Sean Folkson has a consulting agreement (the “Consulting Agreement”) entered into on February 2, 2024 and effective as of December 1, 2023 and runs through December 31, 2024. The contract was automatically renewed as of December 31, 2024. Pursuant to the Consulting Agreement, Mr. Folkson will (1) continue to serve as a director of NGTF, subject to shareholder approval, for no less than the company’s first twelve (12) months on the NASDAQ Capital Market should a successful uplisting occur, during which time both NGTF and its board of directors (the “Board”) will use its best effort to maintain Mr. Folkson’s directorship and (2) will serve as president of Nightfood, Inc. until December 31, 2024, which may date be extended. Mr. Folkson will receive cash and equity compensation as a director commensurate with the compensation received by other directors. Unless either party provides the other written notice at least 45 days before the end of the Consulting Agreement’s term of its intention to terminate, then the Consulting Agreement will renew automatically for one-year terms. The Consulting Agreement can be terminated for cause without notice. Upon termination of the Consulting Agreement for any reason, Mr. Folkson will receive NGTF common stock with a market value equal to $125,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned as of the termination. Additionally, if the Consulting Agreement is terminated prior to December 31, 2024, then Mr. Folkson will be entitled to continue to receive his Base Salary from the termination date until December 31, 2024. If Mr. Folkson is removed as a director of NGTF earlier than one year after NGTF’s successful uplist to any national securities exchange, then he will receive NGTF common stock with a market value equal to $500,000 based on the average closing price for the last 10 trading days, which stock will be deemed fully earned on the date he was removed from the Board.

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

16. Other Events

On September 10, 2024, the Company announced a strategic all-stock acquisition of SWC Group Inc., doing business as CarryoutSupplies.com (“CarryOut”). CarryOut is a leading wholesaler and distributor of custom takeout packaging for the foodservice industry, with traditional, biodegradable and compostable options. Subsequently, on December 10, 2024 the Company, Future Hospitality Ventures Holdings, Inc., SWC Group, Inc., and Sugarmade, Inc. entered into an amendment (the “Amendment”) which modified certain terms of the Share Exchange Agreement (the “Agreement”). The Amendment modified the method for calculating the number of shares to be issued under the Agreement. Under the revised terms, the share issuance was required to be determined based on the 90-day Volume Weighted Average Price (VWAP) of the Company’s common stock as of December 4, 2024. On December 9, 2024, the Company issued 83,333 shares of its Series C preferred stock as the consideration required above. The issued shares are required to be returned in the event the transaction does not close as contemplated. As of the date of this report the transaction has not yet closed.

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

On October 4, 2024, the Company’s subsidiary Future Hospitality Ventures Holdings Inc. entered into a reseller agreement with Bear Robotics, Inc. for a one year term whereunder the Company has certain minimum unit purchase commitments on a quarterly and annual basis.

On November 27, 2024, the Board of Directors accepted the resignations of Dr. Thanuja Hamilton and Ms. Nisa Amoils from the Board, effective immediately.

17. Subsequent Events

On January 21, 2025, the Board of Directors (the “Board”) of Nightfood Holdings, Inc. (the “Company”) appointed Mr. Jamie Steigerwald and Mr. Christopher Dieterich as members of the Board to fill the vacancies created by the resignations of Dr. Thanuja Hamilton and Ms. Nisa Amoils, which were previously disclosed in the Company’s Form 8-K filed on December 6, 2024.

In addition, the Board designated Mr. Steigerwald as Chairman of the Board, replacing Mr. Sean Folkson, effective immediately.

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

On September 10, 2024, the Company announced the closing of its strategic all-stock acquisition of SWC Group Inc., doing business as CarryoutSupplies.com (“CarryOut”). CarryOut is a leading wholesaler and distributor of custom takeout packaging for the foodservice industry, with traditional, biodegradable and compostable options. Subsequently, on December 10, 2024 the Company, Future Hospitality Ventures Holdings, Inc., SWC Group, Inc., and Sugarmade, Inc. entered into an amendment (the “Amendment”) which modified certain terms of the Share Exchange Agreement dated September 4, 2024 (the “Agreement”). The Amendment modifies the method for calculating the number of shares to be issued under the Agreement. Under the revised terms, the share issuance will be determined based on the 90-day Volume Weighted Average Price (VWAP) of the Company’s common stock as of December 4, 2024. On December 9, 2024, the Company issued 83,333 shares of its Series C preferred stock as the consideration required above. The issued shares are required to be returned in the event the transaction does not close as contemplated. As of the date of this report the transaction had not yet closed.

Present Operations

Future Hospitality dba RoboOp365 launched in California shortly before California’s April 2024 foodservice and hospitality minimum wage increase which received significant media coverage. Future Hospitality provides artificial intelligence (AI) enabled robotic solutions that we believe deliver critical efficiencies, cost savings, and enhanced consumer experience in hospitality and food service. During the quarter ended December 31, 2024 the Company secured paid trial placements with two customers.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED DECEMBER 31, 2024 AND 2023

Revenue

For the three months ended December 31, 2024, we had revenues of $15,141 as compared to revenues of $898, for the three months ended December 31, 2023. During the three months ended December 31, 2024, due to an earlier shift from retail distribution of Nightfood snacks to direct- to-consumer, we did not incur slotting fees as compared to the three months ended December 31, 2023 when slotting fees made up a substantial cost against revenues. Our cost of product sold for the three months ended December 31, 2024 and 2023 was $10,116 and $913 respectively. The increase in cost of product sold for the three months ended December 31, 2024 is related to shipping costs which increased due to our direct to consumer business model with limited shipping costs during the three months ended December 31, 2023 and the costs of product as we transitioned from the sale of ice cream and cookies to solely marketing our cookies by way of e-commerce.

Costs and expenses

For the three months ended December 31, 2024, and 2023 we incurred operating expenses of $251,666 and $120,965 respectively.

	For the three months Ended December 31,
	2024	2023
Operating expenses
Cost of product sold	10,116	913
Advertising and promotional	12,940	3,798
Selling, general and administrative expense	61,332	41,559
Professional fees	167,278	74,695
Total operating expenses	251,666	120,965

For the three months ended December 31, 2024 and 2023, cost of product sold increased to $10,116 from $913. This is a direct result of the increase in shipping costs in the three months ended December 31, 2024 as the Company transitioned from retail sales to direct to consumer offerings. Shipping and freight costs in the three months ended December 31, 2024 totaled $4,398 and costs of cookie production totaled $5,499 while the costs of product sold in December 31, 2023 was comprised solely of limited freight costs of $913.

For the three months ended December 31, 2024 and 2023, advertising and promotional expenses increased to $12,940 (2024) from $3,798 in advertising and promotion for the three months ended December 31, 2023. This increase is largely due to increased direct-to-consumer advertising and promotional efforts during the period.

For the three-month period ended December 31, 2024 and 2023, selling, general, and administrative expenses increased from $41,559 (2023) to $61,332 (2024). The increase is related mainly to an increase in investor relations expenses of $21,338 period over period, offset by some small decreases in other selling, general and administrative expenses in the three months ending December 31, 2024.

For the three months ended December 31, 2024 and 2023, professional fees increased to $167,278 for the three months ended December 31, 2024 as compared to $74,695 in the three months ended December 31, 2023. This increase was largely due to an increase in consulting fees from approx. $29,800 (2023) to $79,609 (2024) and an increase in fees to our CEO of $30,000 (2024) with no comparable fees in the same period ended December 31, 2023 plus small increases in directors and legal fees.

Total operating expenses were $251,666 (December 31, 2024) and $120,965 (December 31, 2023) and include those expenses associated with running the operating portion of our business (such as manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company.

Other Income (Expense)

Other income (expense)	Three months ended December 31, 2024	Three months ended December 31, 2023
Interest income	29,643	-
Interest expense - debt	(211,179)	(61,596)
Interest expense – financing cost	(2,050)	(38,890)
Amortization of debt discount	(59,495)	(201,481)
Total other income (expense)	(243,081)	(301,967)

For the three months period ended December 31, 2024 and 2023, total other expenses totaled $243,081 as compared to $301,967. A major portion of these results are related to accounting treatment applied to financing costs and debt and the amortization of debt discount during the three months ended December 31, 2023. During the three months ended December 31, 2024 we recorded interest income of $29,643 with no comparable income for the three months ended December 31, 2023. During the three months period ended December 31, 2024 we had interest expenses on debt of $211,179 as compared to interest expenses of $61,596 as we increased our debt by way of loans and debentures. During the three months period ended December 31, 2024 we recorded $2,050 for interest expense related to financing costs and $59,495 as amortization of debt discounts as compared to $38,890 for interest expense on financing costs and $201,481 as amortization of debt discount for the three months ended December 31, 2023 as we applied an account treatment to these items in 2023.

Net Loss

Our net loss in the three months ended December 31, 2024 was relatively consistent with our net loss for the three months ended December 31, 2023. Net loss at December 31, 2024 totaled $479,606 as compared to a net loss of $422,034 in the three months ended December 31, 2023. The largest component of the increase to our current period net loss was an increase in operating expenses from $120,965 (2023) to $251,666 (2024) mainly due to an increase in professional fees and general and administrative expenses in the three months ended December 31, 2024, offset by a decrease in other expense to $243,081 (2024) from $301,967 (2023) which was mainly the result of a reduction of amortization in debt discount for the three months ended December 31, 2023 offset by interest expense for debt increasing in the three months ended December 31, 2024.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2024 AND 2023

Revenue

For the six months ended December 31, 2024, we had revenues of $39,595 as compared to revenues of $9,833, for the six months ended December 31, 2023. During the six months ended December 31, 2024, due to an earlier shift from retail distribution of Nightfood snacks to direct- to-consumer, we did not incur slotting fees. Our cost of product sold for the six months ended December 31, 2024 and 2023 was $27,765 and $57,576 respectively.

Costs and expenses

For the six months ended December 31, 2024, and 2023 we incurred operating expenses of $588,426 and $425,841 respectively.

	For the six months Ended December 31,
	2024	2023
Operating expenses
Cost of product sold	22,765	57,576
Advertising and promotional	28,960	1,357
Selling, general and administrative expense	156,803	79,133
Professional fees	379,898	287,775
Total operating expenses	588,426	425,841

For the six months ended December 31, 2024 and 2023, cost of product sold decreased to $22,765 from $57,576. This is a direct result of the cessation of slotting fees as the Company transitioned from retail sales to direct to consumer offerings. For the six-month period ended December 31, 2023, the slotting fees totaled $39,534, with no similar expense in the current six-month period.

For the six months ended December 31, 2024 and 2023, advertising and promotional expenses increased to $28,960 (2024) from $1,357 in advertising and promotion for the six months ended December 31, 2023.

This increase is largely due to increased direct-to-consumer advertising and promotional efforts during the period.

For the six-month period ended December 31, 2024 and 2023, selling, general, and administrative expenses increased from $79,133 (2023) to $156,803 (2024). The largest component of this increase was the result of a write down of accounts receivable and other current assets in the total amount of $48,609 plus insurance fees increased by $13,000.

For the six months ended December 31, 2024 and 2023, professional fees increased to $379,898 for the six months ended December 31, 2024 as compared to $287,775 in the six months ended December 31, 2023. This increase was largely due to a contract for CEO fees in the amount of $60,000 for the six months ended December 31, 2024 with no comparable contract in the period ended December 2023.

Total operating expenses were $588,426 (December 31, 2024) and $425,841 (December 31, 2023) and include those expenses associated with running the operating portion of our business (such as manufacturing our snacks, advertising for our product, warehousing, freight, and the like). It also includes certain cash and non-cash expenses incurred by us related to activities such as SEC compliance, fundraising activities, and maintaining our public entity in good standing. Our revenues and operations are currently limited, therefore expenses relating to financing and compliance activities make up a larger portion of our total expenses than they might in a larger company.

Other Income (Expense)

Other income (expense)	Six months ended December 31, 2024	Six months ended December 31, 2023
Interest income	45,629	-
Interest expense - debt	(408,411)	(107,059)
Interest expense – financing cost	(95,032)	(804,160)
Amortization of debt discount	(109,867)	(413,740)
Gain on debt extinguishment	(127,705)	-
Total other income (expense)	(695,386)	(1,324,959)

For the six months period ended December 31, 2024 and 2023, total other expenses totaled $695,386 as compared to $1,324,959. A major portion of these results are related to accounting treatment applied to financing costs and debt and the amortization of debt discount during the six months ended December 31, 2023. During the six months ended December 31, 2024 we recorded interest income of $45,629 with no comparable income for the six months ended December 31, 2023. During the six months period ended December 31, 2024 we had interest expenses on debt of $408,411 as compared to interest expenses on debt of $107,059 as we increased our debt by way of loans and debentures. During the six months period ended December 31, 2024 we recorded $95,032 for interest expense related to financing costs and $109,867 as amortization of debt discounts as compared to $804,160 for interest expense on financing costs and $413,740 as amortization of debt discount for the six months ended December 31, 2023 as we applied an account treatment to these items in 2023. During the six months ended December 31, 2024 we recorded $127,705 as a loss on debt extinguishment with no comparable entry for the six months ended December 31, 2023.

Net Loss

Our net loss in the six months ended December 31, 2024 ($1,244,217) was lower than with our net loss for the six months ended December 31, 2023 ($1,740,967). The largest component of this decrease was the result of accounting treatment that impacted financing costs and amortization in debt discount during the six months ended December 31, 2023, offset by an increase in interest expense and loss on debt extinguishment for December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, we had cash on hand of $17,341, receivables of $1,392, other current assets of $78,775 and inventory valued at $16,983 and a working capital deficit of $5,839,806.

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

Since inception in January 2010 through December 31, 2024, we have generated an accumulated deficit of $39,882,183. This accumulated deficit is not debt, and there is no obligation or liability associated with it. An accumulated deficit reflects a negative balance of retained earnings and an accumulation of historical losses over time, related to both operations and financing activities. It is not unusual for growing companies to have a significant accumulated deficit, even after becoming profitable. The Company’s accumulated deficit is a function of losses sustained over time, along with the costs associated with raising operating capital.

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

Cash Flow from Operating Activities

During the six months ended December 31, 2023, net cash used in operating activities was $348,749 compared to net cash used of $$270,240 for the six months ended December 31, 2024 as set out below:

CASH FLOWS FROM OPERATING ACTIVITIES:	Six months ended December 31, 2024	Six months ended December 31, 2023
Net loss	$(1,244,217)	$(1,740,967)
Adjustments to reconcile net loss to net cash used in operations activities:
Non-cash financing cost under contingent liability	92,000	-
Interest income under acquisition note	(45,629)	-
Warrants issued for services	-	84,230
Stock issued for services	995	7,800
Stock issued for financing costs	-	50,000
Amortization of debt discount	109,867	413,740
Loss on amended / extinguishment of convertible note	127,705	-
Warrants and returnable warrants issued for financing costs	-	721,470
Bad debt	48,610	-
Change in operating assets and liabilities
Change in accounts receivable	1,734	3,385
Change in inventory	8,826	(26,345)
Change in other current assets	(1,009)	(87,677)
Change in accounts payable	517,664	153,965
Change in relate party payable	113,214	71,650
Net cash used in operating activities	(270,240)	(348,749)

Cash Flow from Investing Activities

During the six months ended December 31, 2024 cash used for investing activities was comprised of acquisition costs secured by promissory notes of $223,063 and purchase of equipment of $39,700. There were no cash flows from investing activities in the six months ended December 31, 2023.

Cash Flow from Financing Activities

During the six months ended December 31, 2024, net proceeds of $402,050 was raised through the issuance of debt in the form of convertible notes and secured promissory notes. In the six months ended December 31, 2023, our financing activities provided net proceeds of $301,400 by way of proceeds raised by the issuance of debt.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended December 31, 2024.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2024 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set out below, there were no other sales of equity securities during the six months covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K or Form 10-Q filed by the Company.

On December 9, 2024, the Company issued 83,333 shares of its Series C preferred stock under the terms of a share exchange agreement entered into on September 4, 2024, as amended. The issued shares are required to be returned in the event the transaction does not close as contemplated. As of the date of this report the transaction has not yet closed.

In December 31, 2024 the Company issued 50,000 shares of is unregistered, restricted common stock to a vendor as part of an agreement to retire accounts payable.

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

On January 21, 2025, the Board of Directors (the “Board”) of Nightfood Holdings, Inc. (the “Company”) appointed Mr. Jamie Steigerwald and Mr. Christopher Dieterich as members of the Board. In addition, the Board designated Mr. Steigerwald as Chairman of the Board, replacing Mr. Sean Folkson, effective immediately.

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

Nightfood Holdings, Inc.

Dated: February 14, 2025	By:	/s/ Lei Sonny Wang
Lei Sonny Wang
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)