Form 10-Q
period 2025-03-31
NightFood Holdings, Inc.
filed 2025-06-27
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

On June 27, 2025 the issuer had 136,961,021 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Nightfood Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	June 30, 2024
		(Audited)
Assets

Current Assets
Cash and cash equivalents	$147,900	$148,294
Accounts receivable - net	84,550	22,337
Inventory	252,203	25,808
Prepaids and other	126,545	107,161
Total Current Assets	611,198	303,600

Advances receivable	103,474	441,479

Property and equipment - net	95,222	-

Goodwill	6,549,979	897,542

Intangible assets - net	2,112,965	-

Other	13,317	-

Total Assets	$9,486,155	$1,642,621

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,109,821	$1,337,451
Accounts payable and accrued expenses - related parties	427,450	295,510
Convertible notes payable - net	4,272,411	3,442,987
Derivative liabilities	1,322,309	-
Notes payable - net	30,000	-
Other	14,972	-
Total Current Liabilities	10,176,963	5,075,948

Long Term Liabilities
Convertible notes payable - net	390,294	-
Notes payable - net	17,262	-
Total Long Term Liabilities	407,556	-

Total Liabilities	10,584,519	5,075,948

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value; 1,000,000 shares authorized	-	-
Seres A Preferred stock - $0.001 par value; 10,000 shares designated 1,000 issued and outstanding, respectively	1	1
Seres B, Convertible Preferred stock - $0.001 par value; 5,000 shares designated 1,950 issued and outstanding, respectively	2	2
Seres C, Convertible Preferred stock - $0.001 par value; 500,000 shares designated 133,083 and 13,333 issued and outstanding, respectively	133	13
Seres D, Convertible Preferred stock - $0.001 par value; 100,000 shares designated 3,334 and 1,667 issued and outstanding, respectively	3	2
Common stock - $0.001 par value, 200,000,000 shares authorized 128,957,407 and 128,907,407 shares outstanding, respectively	128,957	128,907
Additional paid-in capital	41,196,265	35,064,148
Accumulated deficit	(42,423,725)	(38,626,400)
Total Stockholders’ Deficit	(1,098,364)	(3,433,327)

Total Liabilities and Stockholders’ Deficit	$9,486,155	$1,642,621

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2025	2024	2025	2024

Revenues, net of slotting and promotion	$(16,506)	$1,352	$570	$10,423

Costs and expenses
General and administrative expenses	1,579,382	475,021	2,145,289	900,423
Total costs and expenses	1,579,382	475,021	2,145,289	900,423

Loss from operations	(1,595,888)	(473,669)	(2,144,719)	(890,000)

Other income (expense)
Interest income	3,811	-	70,900	-
Loss on debt extinguishment	-	(128,330)	(113,955)	(128,330)
Derivative expense	(611,583)		(611,583)
Interest expense (including amortization of debt discount)	(337,892)	(251,249)	(986,412)	(1,575,885)
Total other income (expense) - net	(945,664)	(379,579)	(1,641,050)	(1,704,215)

Net loss	$(2,541,552)	$(853,248)	$(3,785,769)	$(2,594,215)

Deemed dividend on Series B Preferred Stock	-	(48,410)	(11,566)	(69,181)

Net loss available to common stockholders	$(2,541,552)	$(804,838)	$(3,774,203)	$(2,525,034)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares - basic and diluted	128,957,407	127,688,758	128,945,181	126,540,836

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended March 31, 2025

(Unaudited)

	Series A		Series B - Convertible		Series C - Convertible		Series D - Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

June 30, 2024	1,000	$1	1,950	$2	13,333	$13	1,667	$2	128,907,407	$128,907	$35,064,148	$(38,626,400)	$(3,433,327)

Common stock issued for services	-	-	-	-	-	-	-	-	50,000	50	945	-	995

Loss on debt extinguishment	-	-	-	-	-	-	1,667	1	-	-	113,954	-	113,955

Deemed dividend - Series B preferred stock - warrant dilution adjustment	-	-	-	-	-	-	-	-	-	-	11,556	(11,556)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(764,611)	(764,611)

September 30, 2024	1,000	1	1,950	2	13,333	13	3,334	3	128,957,407	128,957	35,190,603	(39,402,567)	(4,082,988)

Deposit on future acquisition of SWC	-	-	-	-	83,333	84	-	-	-	-	-	-	84

Net loss	-	-	-	-	-	-	-	-	-	-	-	(479,606)	(479,606)

December 31, 2024	1,000	1	1,950	2	96,666	97	3,334	3	128,957,407	128,957	35,190,603	(39,882,173)	(4,562,510)

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	-	-	26,417	26	-	-	-	-	1,077,774	-	1,077,800

Acquisition of SWC	-	-	-	-	-	-	-	-	-	-	4,399,898	-	4,399,898

Acquisition of Skytech	-	-	-	-	10,000	10	-	-	-	-	527,990	-	528,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,541,552)	(2,541,552)

March 31, 2025	1,000	$1	1,950	$2	133,083	$133	3,334	$3	128,957,407	$128,957	$41,196,265	$(42,423,725)	$(1,098,364)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended March 31, 2024

(Unaudited)

	Series A		Series B - Convertible		Series C - Convertible		Series D - Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	(Restated)	(Restated)	(Restated)

June 30, 2023	1,000	$1	1,950	$2	-	$-	-	$-	123,587,968	$123,588	$33,112,935	$(35,306,788)	$(2,070,262)

Common stock issued as financing costs	-	-	-	-	-	-	-	-	3,333,333	3,333	46,667	-	50,000

Warrants issued as consulting fee	-	-	-	-	-	-	-	-	-	-	84,230	-	84,230

Warrants issued as financing cost	-	-	-	-	-	-	-	-	-	-	707,620	-	707,620

Warrants issued associated with promissory notes	-	-	-	-	-	-	-	-	-	-	9,878	-	9,878

Deemed dividend associated with preferred B stock dilutive warrant adjustments	-	-	-	-	-	-	-	-	-	-	20,771	(20,771)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,318,933)	(1,318,933)

September 30, 2023	1,000	1	1,950	2	-	-	-	-	126,921,301	126,921	33,982,101	(36,646,492)	(2,537,467)

Shares issued as consulting fee	-	-	-	-	-	-	-	-	300,000	300	7,500	-	7,800

Warrants issued as financing costs	-	-	-	-	-	-	-	-	-	-	13,850	-	13,850

Net loss	-	-	-	-	-	-	-	-	-	-	-	(422,034)	(422,034)

December 31, 2023	1,000	1	1,950	2	-	-	-	-	127,221,301	127,221	34,003,451	(37,068,526)	(2,937,851)

Shares issued for acquisition	-	-	-	-	13,333	13	-	-	-	-	-	-	13

Shares issued for amended convertible note	-	-	-	-	-	-	1,667	2	-	-	-	-	2

Warrants exercise, cashless	-	-	-	-	-	-	-	-	686,106	686	(686)	-	-

Deemed dividend associated with preferred B stock dilutive warrant adjustments	-	-	-	-	-	-	-	-	-	-	48,410	(48,410)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(853,248)	(853,248)

March 31, 2024	1,000	$1	1,950	$2	13,333	$13	1,667	$2	127,907,407	$127,907	$34,051,175	$(37,970,184)	$(3,791,084)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2025	2024

Operating activities
Net loss	$(3,785,769)	$(2,594,215)
Adjustments to reconcile net loss to net cash used in operations
Warrants issued for services	-	84,230
Warrants issued for financing cost	-	721,470
Depreciation and amortization	3,970	-
Impairment of inventory	-	251,010
Impairment of other current assets		46,130
Loss on debt extinguishment	113,955	128,330
Derivative expense	611,583	-
Amortization of debt discount	186,318	578,853
Bad debt expense	48,801	-
Stock issued for services	995	7,800
Stock issued for financing costs	-	50,000
Vesting of Series C - preferred stock - issued as compensation	1,077,800	-
Interest expense incurred in connection with increase in debt principal	73,750	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(28,512)	7,738
Inventory	25,808	(10,650)
Prepaids and other	91,906	(140,628)
Increase (decrease) in
Accounts payable and accrued expenses	1,527,617	293,277
Accounts payable and accrued expenses - related party	(613,476)	127,475
Net cash used in operating activities	(665,254)	(449,180)

Investing activities
Cash acquired in acquisitions	28,253	-
Acquisition of property and equipment	(39,700)	-
Advances receivable	(283,343)	(149,990)
Acquisition costs secured by debt	-	(176,000)
Net cash used in investing activities	(294,790)	(325,990)

Financing activities
Proceeds from notes payable	-	917,055
Proceeds from convertible notes payable	959,650	-
Net cash provided by financing activities	959,650	917,055

Net increase (decrease) in cash	(394)	141,885

Cash - beginning of period	148,294	44,187

Cash - end of period	$147,900	$186,072

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Deemed dividend associated with Series B, convertible preferred stock - dilutive warrant adjustments	$11,556	$69,181
Issuance of Series C - convertible preferred stock in connection with acquisition of SWC	$4,399,982	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of Skytech	$528,000	$-
Net equity of SWC acquired	$2,575,187	$-
Net equity of Skytech acquired	$262,150	$-
Par value true up in connection with acquisition of SWC	$83	$-
Common stock issued in connection with conversion of preferred stock	$-	$686
Debt discount in connection with the issuance of convertible notes payable	$855,076	$171,711
Series A, preferred stock issued in connection with acquisition of FHVH	$-	$435,729
Series C, convertible preferred stock issued in connection with acquisition of FHVH	$-	$868,708
Series D, convertible preferred stock issued in connection with conversion of debt	$-	$113,955
Increase in debt principal	$-	$14,375
Acquisition of debt in acquisition	$-	$126,000

 The accompanying notes are an integral part of these consolidated financial statements

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Nightfood Holdings, Inc. and its subsidiaries (“Nightfood”, “NGTF”, “we,” “our,” or the “Company”) operate as a food service and hospitality technology and asset acquisition company. The Company’s activities are focused on the integration of AI-powered service robotics and the ownership and operation of hospitality-related real estate.

The Company’s operations are organized into two principal business segments:

1.	Robotics-as-a-Service (RaaS): The Company expects to develop and provide automation solutions intended to improve efficiency and reduce labor demands in food service and hospitality environments, with an emphasis on tasks that are labor-intensive or repetitive.

2.	Hospitality Asset Ownership: The Company plans to acquire, own, and operate hotel properties. These assets may also serve as deployment sites for the Company’s automation technologies, where operational efficiencies may be evaluated and implemented.

The Company also has nominal operations related to the legacy sale of snacks and beverages, which are not expected to contribute materially to future revenues.

Fiscal Year

The Company’s fiscal year end is June 30.

Organizational Structure

Company Name		Incorporation Date	State of Incorporation

Nightfood Holdings, Inc. (“NGTF”)		November 22, 2022	Nevada
Nightfood, Inc. (“Nightfood”)		January 14, 2010	New York
Future Hospitality Ventures Holdings, Inc. (“FHVH”)		October 25, 2024	Nevada
SWC Group, Inc. (“SWC”)	*	July 19, 2004	California
Skytech Automated Solutions, Inc. (“Skytech”)	*	October 6, 2023	Delaware

*Acquired on March 31, 2025.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the SEC on December 27, 2024.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended March 31, 2025, the Company had:

●	Net loss available to common stockholders of $3,785,769; and
●	Net cash used in operations was $665,254

Additionally, at March 31, 2025, the Company had:

●	Accumulated deficit of $42,423,725
●	Stockholders’ deficit of $1,098,364; and
●	Working capital deficit of $9,565,765

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. Historically, the Company has relied on third party and related party debt based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital, capital expenditures and future acquisitions. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings.

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $147,900 at March 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Expand into new and existing markets;
●	Obtain additional debt and/or equity based financing for growth;
●	Collaborations with other operating businesses for strategic opportunities; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

In accordance with ASC 810-10, consolidation applies to:

●	Entities with more than 50% voting interest, unless control is not with the Company; and
●	Variable Interest Entities (VIEs), where the Company is the primary beneficiary, possessing both (i) power over significant activities and (ii) the obligation to absorb losses or receive benefits.

All intercompany transactions and balances are eliminated in consolidation per ASC 810-10-45. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

Business Combinations and Asset Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, “Business Combinations,” and applicable SEC reporting requirements under Regulation S-X, Rule 3-05 and Regulation S-K, Items 101 and 303. Transactions qualifying as business combinations are accounted for under the acquisition method, while those classified as asset acquisitions follow the guidance in ASC 805-50. Additionally, the Company evaluates whether a transaction qualifies as a reverse acquisition under ASC 805-40 and applies the appropriate accounting and disclosure requirements.

Business Combinations

For transactions classified as business combinations, the Company:

●	Recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests at their fair values at the acquisition date (ASC 805-20-25-1).
●	Records goodwill as the excess of the fair value of consideration transferred over the fair value of net assets acquired, including any previously held equity interests (ASC 805-30-30-1).
●	Expenses acquisition-related costs as incurred, per ASC 805-10-25-23.
●	Uses preliminary purchase price allocations, with adjustments permitted within the measurement period (not exceeding one year) per ASC 805-10-25-13. Adjustments beyond the measurement period are recorded in earnings.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Significant judgments in fair value determinations include:

●	Intangible asset valuations, based on estimates of future cash flows and discount rates.
●	Useful life assessments, impacting amortization and financial results.
●	Contingent consideration, which is remeasured at fair value through earnings per ASC 805-30-35-1.

For SEC registrants, Regulation S-X, Rule 3-05 may require audited financial statements of the acquired business if the acquisition is significant. The determination of significance follows Rule 1-02(w) of Regulation S-X, which considers investment, asset, and income tests.

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets (ASC 805-10-55-3A).
●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values (ASC 805-50-30-3).
●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed (ASC 805-50-25-1).

The classification between business combinations and asset acquisitions requires significant judgment, particularly when applying the screen test. Incorrect classification can materially impact:

●	The recognition of goodwill (only in business combinations).
●	The measurement and presentation of acquired assets and assumed liabilities.
●	The Company’s financial position and results of operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

●	Regulation S-X, Rule 3-05: Requires separate financial statements of the acquired business if it meets significance thresholds under Rule 1-02(w).
●	Regulation S-K, Item 101: Requires disclosure of the impact of material acquisitions on the Company’s business operations.
●	Regulation S-K, Item 303: Mandates discussion of the impact of acquisitions on the Company’s financial condition and results of operations in Management’s Discussion and Analysis (MD&A).
●	Regulation S-X, Article 11: Requires pro forma financial statements if the acquisition is significant.
●	Form 8-K, Item 2.01: Immediate reporting requirements for material acquisitions, including reverse mergers.

The Company continuously evaluates acquisitions to ensure proper classification and compliance with ASC 805, SEC reporting requirements, and regulatory guidance.

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

ASC 280-10-50-1 states that an operating segment is a component of a public entity that:

●	Engages in business activities from which it may earn revenues and incur expenses;
●	Has operating results that are regularly reviewed by the Chief Operating Decision Maker (“CODM,” which is our Chief Executive Officer) to make decisions about resource allocation and performance assessment; and
●	Has discrete financial information available.

The Company has determined that it operates and manages its business as a single operating segment. In accordance with ASC 280-10-50-11, the chief operating decision maker (CODM) reviews financial information and makes resource allocation and performance assessment decisions on a consolidated basis.

Further, in accordance with ASC 280-10-50-5, the Company is required to disclose segment-level information only to the extent such measures are regularly reviewed by the CODM. The CODM does not review disaggregated expense information by business component, and therefore, the Company has not presented segment-level expense disclosures.

As a result, the Company has presented a single reportable segment in its consolidated financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

Changes in estimates are recorded in the period in which they become known and are accounted for prospectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company bases its estimates on historical experience, industry trends, and other relevant factors, incorporating both quantitative and qualitative assessments that it believes are reasonable under the circumstances.

Significant estimates for the nine months ended March 31, 2025 and 2024, respectively, include:

●	Allowance for doubtful accounts and other receivables
●	Inventory reserves and classifications
●	Valuation of goodwill and intangible assets (acquired in an acquisition)
●	Impairment losses related to goodwill and intangible assets
●	Valuation of loss contingencies
●	Valuation of stock-based compensation
●	Estimated useful lives of property and equipment
●	Uncertain tax positions
●	Valuation allowance on deferred tax assets

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense market dynamics, shifting consumer demand, and economic fluctuations. The Company’s operations are exposed to significant financial, operational, and strategic risks, including potential business disruptions, supply chain constraints, and liquidity challenges.

In accordance with ASC 275, “Risks and Uncertainties,” the Company evaluates and discloses risks that could materially affect its financial condition, results of operations, and business outlook. Key factors contributing to variability in sales and earnings include:

1.	Industry Cyclicality – The Company’s financial performance is affected by industry trends, seasonality, and shifts in market demand.
2.	Macroeconomic Conditions – Economic downturns, inflationary pressures, interest rate changes, and geopolitical risks may impact consumer purchasing behavior and the Company’s revenue streams.
3.	Pricing Volatility – The cost and availability of raw materials, supply chain disruptions, and competitive pricing pressures can lead to fluctuations in gross margins and profitability.

Given these uncertainties, the Company faces challenges in accurately forecasting financial performance and may experience material risks affecting liquidity, business continuity, and long-term strategic growth. The Company continuously assesses these risks and implements measures to mitigate their potential impact.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on the Company’s principal market or, if none exists, the most advantageous market for the asset or liability.

Fair Value Hierarchy

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

●	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable.
●	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

The classification of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Level 3 valuations generally require more judgment and complexity, often involving a combination of cost, market, or income approaches, as well as assumptions about market conditions, pricing, and other factors.

Fair Value Determination and Use of External Advisors

The Company assesses the fair value of its financial instruments and, where appropriate, may engage external valuation specialists to assist in determining fair value. While management believes that recorded fair values are reasonable, they may not necessarily reflect net realizable values or future fair values.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable and accrued expenses (including related party balances), and certain debt instruments—are recorded at historical cost. As of March 31, 2025 and June 30, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Fair Value Option Under ASC 825

ASC 825-10, Financial Instruments, permits entities to elect the fair value option for certain financial assets and liabilities. This election is made on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If elected, unrealized gains and losses are recognized in earnings at each reporting date. The Company has not elected the fair value option for any of its outstanding financial instruments.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2025 and June 30, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2025 and June 30, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

The Company accounts for accounts receivable in accordance with FASB ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances.

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Allowance for Doubtful Accounts

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

●	A review of outstanding accounts,
●	Historical collection experience, and
●	Current economic conditions

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible.

Applicability of ASC 326 (“CECL”)

The Company has assessed the applicability of ASC 326, Financial Instruments—Credit Losses, which requires the use of an expected credit loss model for financial assets measured at amortized cost. This guidance applies to a broad range of entities, including those with trade receivables.

The Company’s accounts receivable consist primarily of short-term trade receivables that fall within the scope of ASC 326-20. Accordingly, the Company estimates expected credit losses using a simplified approach permitted for trade receivables, which considers historical loss experience, current conditions, and reasonable and supportable forecasts.

The following is a summary of the Company’s accounts receivable at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024

Accounts receivable	$96,917	$22,337
Less: allowance for doubtful accounts	12,367	-
Accounts receivable - net	$84,550	$22,337

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

For the three and nine months ended March 31, 2025 and 2024, bad debt was as follows:

3 Months Ended	3 Months Ended
March 31, 2025	March 31, 2024
$12,367	$-

9 Months Ended	9 Months Ended
March 31, 2025	March 31, 2024
$61,167	$-

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

The Company accounts for inventory in accordance with FASB ASC 330, Inventory. Inventory consists solely of snacks and related ingredients and packaging, and is stated at the lower of cost or net realizable value (“LCNRV”) using the first-in, first-out (FIFO) method.

Inventory Valuation and Reserve Assessment

The Company sells packaged snack products and evaluates the recoverability of its inventory at each reporting period.

Management assesses whether reserves are necessary for slow-moving, obsolete, or impaired inventory.

In performing this assessment, the Company considers various factors, including:

●	Market conditions impacting demand and pricing of snack food products;
●	Net realizable value estimates based on current and forecasted selling prices, net of estimated costs to complete and sell
●	Inventory turnover rates, aging trends, and sell-through performance by product category

For the three and nine months ended March 31, 2025 and 2024, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At March 31, 2025 and June 30, 2024, the Company had inventory of $252,203 and $25,808, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Concentrations

The Company evaluates concentrations of risk in accordance with ASC 275-10, Risks and Uncertainties. A concentration exists when a single customer, supplier, geographic region, or other external factor accounts for a significant portion of revenues, receivables, or supply chain activity (typically >10%).

Disclosure is required only when it is reasonably possible that such concentration could result in a severe near-term impact on the Company’s financial position, results of operations, or cash flows.

As of March 31, 2025 and June 30, 2024, the Company has evaluated its customer, supplier, and geographic exposures and determined that no such concentrations exist that meet the threshold for disclosure.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation, in accordance with ASC 360, “Property, Plant, and Equipment.” Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Repairs and maintenance expenditures that do not materially extend the useful life of an asset are expensed as incurred. Significant improvements or upgrades that increase the asset’s productivity, efficiency, or useful life are capitalized.

Upon disposal or sale of property and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the statement of operations.

The Company evaluates the carrying value of property and equipment whenever events or changes in circumstances indicate that the asset may be impaired. If impairment indicators exist, the Company assesses recoverability based on the undiscounted future cash flows expected from the use and disposition of the asset. If the carrying amount exceeds the estimated recoverable amount, an impairment loss is recognized.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets, including identifiable intangible assets, in accordance with FASB ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

An impairment review is triggered when events or circumstances indicate that the carrying value of an asset group may not be recoverable. Factors considered include, but are not limited to:

●	Significant changes in expected performance compared to prior forecasts,
●	Changes in asset utilization, including discontinued or modified use,
●	Negative industry or economic trends that impact asset value, and
●	Strategic shifts in the Company’s business operations.

Impairment Assessment Process

When impairment indicators exist, the Company performs a recoverability test by comparing the undiscounted future cash flows expected to be generated from the use and ultimate disposition of the asset group to its carrying amount.

●	If the undiscounted cash flows exceed the carrying amount, no impairment is recognized.
●	If the undiscounted cash flows are less than the carrying amount, an impairment loss is recognized, measured as the excess of the carrying amount over the fair value of the asset.

Impairment Results

For the three and nine months ended March 31, 2025 and 2024, the Company did not record any impairment losses.

Derivative Liabilities

The Company evaluates financial instruments containing characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.

Accounting for Derivative Liabilities

Derivative liabilities are revalued at fair value at each reporting period, with changes in fair value recognized in the results of operations as a gain or loss on derivative remeasurement. The Company uses a Black-Scholes option pricing model to determine the fair value of these instruments.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option (e.g., convertible debt or warrants) is converted into shares of common stock or repaid, the Company:

●	Records the newly issued shares at fair value;
●	Derecognizes all related debt, derivative liabilities, and unamortized debt discounts; and
●	Recognizes a gain or loss on debt extinguishment, if applicable.

For equity-based derivative liabilities (e.g., warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital.

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria under ASC 815-40-25. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings.

Derivative Liability Balances

As of March 31, 2025 and June 30, 2024, the Company had derivative liabilities of $1,322,309 and $0, respectively.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts (OID) and other debt discounts in accordance with FASB ASC 835-30, Interest—Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar.

Original Issue Discounts (OID)

For certain notes issued, the Company may provide the debt holder with an original issue discount (OID), which is recorded as a debt discount, reducing the face value of the note. The discount is amortized to interest expense over the term of the debt in the Consolidated Statements of Operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Stock and Other Equity Issued with Debt

The Company may issue common stock or other equity instruments in connection with debt issuance. When stock is issued, it is recorded at fair value and treated as a debt discount, reducing the carrying amount of the note. These discounts are amortized to interest expense over the life of the debt.

The combined debt discounts, including OID and stock-related discounts, cannot exceed the face amount of the debt.

Debt Issuance Costs

Debt issuance costs, including fees paid to lenders or third parties, are capitalized as a debt discount and amortized to interest expense over the life of the debt. These costs are presented as a direct deduction from the carrying amount of the debt liability rather than as a separate asset.

Right of Use Assets and Lease Obligations

The Company accounts for right-of-use (ROU) assets and lease liabilities in accordance with FASB ASC 842, Leases. These amounts reflect the present value of the Company’s estimated future minimum lease payments over the lease term, including any reasonably certain renewal options, discounted using a collateralized incremental borrowing rate.

The Company classifies its leases as either operating or finance leases based on the criteria outlined in ASC 842-10-25-2. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the consolidated balance sheet.

Short-Term Leases

The Company has elected the short-term lease exemption, whereby leases with a term of 12 months or less are not recorded on the balance sheet. Instead, lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised. Factors considered include:

●	The useful life of leasehold improvements relative to the lease term,
●	The economic performance of the business at the leased location,
●	The comparative cost of renewal rates versus market rates, and
●	The presence of any significant economic penalties for non-renewal.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

If a renewal option is deemed reasonably certain to be exercised, the ROU asset and lease liability reflect those additional future lease payments. The Company’s operating leases contain renewal options with no residual value guarantees. Currently, management does not expect to exercise any renewal options, which are therefore excluded in the measurement of lease obligations.

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment.

Lease Impairment

In accordance with ASC 360-10-35, the Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three and nine months ended March 31, 2025 and 2024, respectively.

At March 31, 2025 and June 30, 2024, the Company did not have any long term leases requiring disclosure.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, as amended by ASU 2014-09. Revenue is recognized when control of the promised goods is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods.

The Company generates revenue primarily through the sale of packaged snack products to retailers, distributors, and wholesalers. Control generally transfers to the customer upon shipment or delivery, depending on the terms of the sale.

Revenue is reported net of slotting fees, trade promotions, discounts, and other sales incentives. These components are considered variable consideration under ASC 606 and are estimated using historical experience, contractual terms, and current promotional strategies. The Company updates estimates each reporting period and recognizes revenue only to the extent it is probable that a significant reversal will not occur.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company follows the five-step revenue recognition model:

1. Identify the Contract with a Customer

A contract exists when:

●	The agreement creates enforceable rights and obligations;
●	It has commercial substance;
●	Payment terms are defined and consideration is determinable;
●	Collection is probable

The Company’s sales agreements with customers meet these criteria. Customer credit risk is assessed at contract inception and updated periodically.

2. Identify the Performance Obligations

Each sale of snack products represents a distinct performance obligation. Products are capable of being distinct and are distinct in the context of the contract.

3. Determine the Transaction Price

The transaction price includes:

●	Fixed consideration, based on list or contract pricing;
●	Variable consideration, including slotting fees, discounts, trade promotions, and rebates.

The Company applies the expected value method or most likely amount, as appropriate, and applies the constraint to avoid significant revenue reversal.

No significant financing components are present, as payments are typically due upon delivery or within standard credit terms.

4. Allocate the Transaction Price

The contracts contain only a single performance obligation (i.e., product delivery), the full transaction price is allocated to that obligation.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

5. Recognize Revenue When (or As) Performance Obligations Are Satisfied

Revenue is recognized at the point in time when control of the snack goods transfers to the customer. This occurs upon delivery.

The Company does not recognize revenue based on invoicing or payment dates, but rather upon satisfaction of the performance obligation.

Principal vs. Agent Considerations

In evaluating whether the Company acts as a principal or an agent in its snack food sales transactions, the Company applies the guidance in ASC 606-10-55-36 through 55-40. The Company has determined that it is the principal in these transactions based on the following factors:

●	The Company controls the inventory before it is transferred to the customer,
●	The Company has discretion in pricing, as it sets the selling price of the snacks,
●	The Company is responsible for fulfilling the obligation of delivering the snacks to the customer; and
●	The Company is exposed to inventory risk, as it procures and holds the snacks before sale.

Based on these factors, the Company recognizes revenue on a gross basis, as it is the principal in snack food transactions.

Summary of Compliance with ASC 606 and ASU Updates

Revenue Stream	Performance Obligation	Recognition Timing	Consideration Type

Snack sales	Delivery to customer	At time of delivery	Fixed price

Contract Liabilities (Deferred Revenue)

Contract liabilities represent amounts received from customers before the satisfaction of performance obligations, which are subsequently recognized as revenue upon delivery.

As of March 31, 2025 and June 30, 2024, the Company had $0 in deferred revenue.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The following represents the Company’s disaggregation of revenues for the nine months ended March 31, 2025 and 2024:

	Nine Months Ended March 31,
	2025		2024
	Revenue	% of Revenues	Revenue	% of Revenues

Snack food	$570	100.00%	$10,423	100.00%
Total revenues - net	$570	100.00%	$10,423	100.00%

Revenue is presented net of slotting fees, trade promotions, and other variable consideration. In limited circumstances, particularly when promotional incentives or slotting fees exceed gross sales within a given period or customer arrangement, this may result in the presentation of negative revenue. Such presentation reflects the economic substance of the arrangement and aligns with the guidance on variable consideration and the constraint provisions under ASC 606.

Cost of Sales

Cost of sales consists of direct costs incurred to produce and deliver the Company’s snack products. These costs are recognized in the same period as the related revenue, in accordance with FASB ASC 705, Cost of Sales and Services.

Cost components primarily include:

●	Raw Materials and Packaging – Ingredients, packaging materials, and other inputs required to manufacture finished snack products.
●	Manufacturing and Co-packing Fees – Third-party production costs incurred under co-packing or contract manufacturing arrangements.
●	Freight and Distribution – Outbound shipping costs, including freight carriers, warehouse handling, and fuel surcharges associated with delivering goods to customers.
●	Inventory Overhead and Allocation – Labor, utilities, and facility expenses allocated to inventory based on standard costing methods.

The Company regularly evaluates its cost structure to optimize margins, monitor commodity pricing trends, and manage production and logistics efficiency.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Cost of sales for the three and nine months ended March 31, 2025 and 2024, respectively, were insignificant, have been reported as a component of general and administrative expenses.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These deferred amounts are measured using enacted tax rates expected to apply in the periods when the temporary differences are expected to reverse.

The effect of a change in tax law or tax rates on deferred tax balances is recognized in the period in which the change is enacted.

All deferred tax assets and liabilities are presented as noncurrent in the Company’s consolidated balance sheet, regardless of the classification of the related asset or liability for financial reporting purposes.

Uncertain Tax Positions

The Company evaluates uncertain tax positions, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of March 31, 2025 and June 30, 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations (ASC 740-10-45-25). No interest and penalties were recorded for the three and nine months ended March 31, 2025 and 2024, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. Under ASC 740-10-30-5, a valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Factors Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

●	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)
●	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions
●	Statutory carryforward periods for net operating losses and other deferred tax assets
●	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets
●	Nature and predictability of temporary differences and the timing of their reversal
●	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

At March 31, 2025 and June 30, 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Advertising Costs

Advertising costs are expensed as incurred, in accordance with ASC 720-35, “Advertising Costs.” These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the consolidated statements of operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company recognized marketing and advertising costs during the three and nine months ended March 31, 2025 and 2024, respectively as follows:

	3 months	3 months
	March 31, 2025	March 31, 2024

Total Sales and Marketing	$13,038	$6,453

	9 months	9 months
	March 31, 2025	March 31, 2024

Total Sales and Marketing	$41,998	$6,044

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation,” using the fair value-based method. Under this guidance, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, typically the vesting period.

ASC 718 establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. It also applies to transactions where an entity incurs liabilities based on the fair value of its equity instruments or liabilities that may be settled using equity instruments.

In compliance with ASU 2018-07, the Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period in accordance with ASC 718.

The Company determines the fair value of stock options using the Black-Scholes option pricing model, considering the following key assumptions:

●	Exercise price – The agreed-upon price at which the option can be exercised.
●	Expected dividends – The anticipated dividend yield over the expected life of the option.
●	Expected volatility – Based on historical stock price fluctuations.
●	Risk-free interest rate – Derived from U.S. Treasury securities with similar maturities.
●	Expected life of the option – Estimated based on historical exercise patterns and contractual terms.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Additionally, the Company follows the guidance under ASU 2016-09, which introduced amendments to simplify certain accounting aspects of share-based compensation, including:

●	The treatment of tax benefits and tax deficiencies in income tax reporting.
●	The option to recognize forfeitures as they occur rather than estimating them upfront.
●	Cash flow classification for certain tax-related transactions.

The Company continues to evaluate and apply the latest Accounting Standards Updates (ASUs) and interpretive releases related to stock-based compensation to ensure compliance with evolving financial reporting requirements.

Stock Warrants

In connection with certain financing transactions (debt or equity), consulting arrangements, or strategic partnerships, the Company may issue warrants to purchase shares of its common stock. These standalone warrants are not puttable or mandatorily redeemable by the holder and are classified as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model. However, if warrants meet the definition of derivative liabilities under ASC 815, “Derivatives and Hedging,” fair value is determined using a binomial pricing model or other appropriate valuation techniques, as required by ASC 815-40-15.

Accounting Treatment of Warrants

●	Warrants issued in conjunction with common stock issuance are initially recorded at fair value as a reduction in Additional Paid-In Capital (APIC),
●	Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists; and
●	Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings.

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share.” The calculation of basic EPS follows the two-class method and is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding, including certain other shares committed to be issued.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Basic Earnings Per Share (EPS)

Basic EPS is calculated using the two-class method, and is computed as follows:

●	Net earnings available to common shareholders represent net earnings to common shareholders, adjusted for the allocation of earnings to participating securities.
●	Losses are not allocated to participating.
●	The denominator includes common shares outstanding and certain other shares committed to be issued, such as restricted stock and restricted stock units (“RSUs”), for which no future service is required.

Diluted Earnings Per Share (EPS)

Diluted EPS is calculated under both the two-class method and the treasury stock method, and the more dilutive result is reported.

●	Diluted EPS is computed by taking the sum of:

○	Net earnings available to common shareholders
○	Dividends on preferred shares
○	Dividends on dilutive mandatorily redeemable convertible preferred shares
○	Divided by the weighted average number of common shares outstanding and certain other shares committed to be issued, plus all dilutive common stock equivalents during the period, such as:

■	Stock options
■	Warrants
■	Convertible preferred stock
■	Convertible debt

●	Preferred shares and unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) qualify as participating securities under the two-class method.

Net Loss Per Share Considerations

In computing net loss per share, unvested shares of common stock are excluded from the denominator.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable.

The following potentially dilutive equity securities outstanding for the nine months ended March 31, 2025 and 2024, were as follows:

	March 31, 2025	March 31, 2024
Convertible debt	347,064,656	-
Series B, preferred stock (5,000:1)	9,750,000	9,750,000
Series C, preferred stock (6,000:1)	798,498,000	79,998,000
Series D, preferred stock (6,000:1)	20,004,000	10,002,000
Warrants (vested)	191,996,343	190,083,199
Total common stock equivalents	1,367,312,999	289,833,199

Warrants included as common stock equivalents represent those that are fully vested and exercisable. See Note 8.

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

●	Principal owners of the Company.
●	Members of management (including directors, executive officers, and key employees).
●	Immediate family members of principal owners and members of management.
●	Entities affiliated with principal owners or management through direct or indirect ownership.
●	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company discloses all material related party transactions, including:

●	The nature of the relationship between the parties.
●	A description of the transaction(s), including terms and amounts involved.
●	Any amounts due to or from related parties as of the reporting date.
●	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

●	See Note 4 for accrued liabilities – related parties.

Recent Accounting Standards

Adopted Accounting Standards

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 to improve disclosures related to reportable segments. The standard requires:

●	Enhanced disclosure of significant segment expenses regularly reviewed by the Chief Operating Decision Maker (CODM), even if those expenses are not allocated in segment profit or loss.
●	More detailed descriptions of how segment profit or loss is measured, and how reported measures align with internal management reporting.

The Company adopted ASU 2023-07 on January 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Recently Issued Accounting Standards Not Yet Adopted

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures Issued in December 2023, ASU 2023-09 enhances income tax disclosures by:

●	Requiring standardized disaggregation of the effective tax rate reconciliation into prescribed categories.
●	Mandating jurisdictional disclosure of income taxes paid, broken out by federal, state, and significant foreign jurisdictions.
●	Expanding narrative explanations for reconciling items and effective tax rate fluctuations.

The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and entities may apply the amendments on a prospective or retrospective basis.

The Company is currently evaluating the impact of ASU 2023-09 and expects may result in enhanced disclosures but does not anticipate a material impact on its financial condition or results of operations.

ASU 2024-03 — Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which requires greater disaggregation of certain income statement expense categories, including:

●	Inventory purchases
●	Employee compensation
●	Depreciation and amortization
●	Selling expenses, including a definition of what is included in that category

The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted.

The Company is currently assessing the impact of ASU 2024-03 on its financial statement presentation and footnote disclosures. The standard is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flows.

Other Accounting Standards Updates

The FASB has issued other technical corrections and narrow-scope amendments across various accounting topics. These updates are not expected to have a material impact on the Company’s consolidated financial statements.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

These reclassifications had no impact on the Company’s consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	March 31, 2025	June 30, 2024	Lives (Years)
Office furniture	19,392	-	5
Office equipment	9,013	-	5
Warehouse equipment	248,763	-	5
Vehicles	107,527	-	5
Accumulated depreciation	(289,473)	-	5
Total property and equipment - net	$95,222	$-

Assets Acquired in Business Combinations

In connection with the acquisitions of SWC and Skytech on March 31, 2025, the Company acquired property and equipment with an aggregate net book value of $59,492 as of the acquisition date.

In accordance with ASC 805, Business Combinations, the Company measured acquired property and equipment at fair value as of the acquisition date. The fair value assigned to these assets was determined based on a combination of market comparables and replacement cost methodologies, depending on the asset class.

Any difference between the fair value of the assets acquired and their respective historical net book values was recognized as part of the purchase price allocation. The excess of the total consideration transferred over the fair value of net identifiable assets acquired, including property and equipment, was recorded as goodwill.

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024, was $1,985 and $0, respectively.

Depreciation and amortization expense for the nine months ended March 31, 2025 and 2024, was $3,970 and $0, respectively.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at March 31, 2025 and June 30, 2024, respectively:

	March 31, 2025	June 30, 2024
Accounts payable and accrued liabilities	$2,987,122	$902,916
Accrued interest payable	1,122,699	434,535
Total accounts payable and accrued liabilities	$4,109,821	$1,337,451

	March 31, 2025	June 30, 2024
Accrued liabilities	$200,300	$238,510
Accrued director fees	117,150	57,000
Accrued bonues	110,000	-
Total accounts payable and accrued liabilities - related parties	$427,450	$295,510

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable and convertible notes payable) at March 31, 2025 and June 30, 2024:

	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	Conversion Price	Debt Type
Loan #1	September 22, 2022	February 6, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #2	February 5, 2023	February 5, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #3	February 28, 2023	February 28, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #4	March 24, 2023	March 24, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #5	April 17, 2023	April 17, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #6	June 1, 2023	June 1, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #7	October 5, 2023	October 5, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #8	November 17, 2023	November 17, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #9	December 6, 2023	December 6, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #10	January 24, 2024	January 24, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #11	March 13, 2024	March 13, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #12	May 5, 2024	May 5, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #13	September 24, 2024	September 24, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #14	February 19, 2025	February 19, 2026	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #15	March 13, 2025	March 13, 2027	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #16	June 29, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.033	Convertible Note Payable
Loan #17	August 28, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.033	Convertible Note Payable
Loan #18	January 23, 2025	August 31, 2025	17.50%	4.5%/month	Unsecured	No	N/A	Notes Payable
Loan #19	September 10, 2024	September 10, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #20	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #21	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #22	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #23	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #24	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #25	September 4, 2025	September 5, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #26	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicle	No	N/A	Notes Payable
Loan #27	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicle	No	N/A	Notes Payable

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The following represents a summary of the Company’s convertible notes payable:

June 30, 2023	$1,549,366
Proceeds	1,473,888
Non-cash increase of principal	12,500
Debt discount	(230,961)
Amortization of debt discount	638,194
June 30, 2024	3,442,987
Proceeds	1,104,000
Debt discount - notes payable	(855,076)
Amortization of debt discount	186,318
Non-cash increase of principal	73,750
Debt acquired in acquisition of SWC	710,726
March 31, 2025	$4,662,705

The following represents a detail of the Company’s convertible notes payable at March 31, 2025 and June 30, 2024:

	June 30, 2023	Face amount of note	Debt discount	Amortization of debt discount	Non-cash increase of debt	Repayments	June 30, 2024
Loan #1	$685,256	$-	$-	$53,214	$-	$-	$738,470
Loan #2	376,569	-	-	242,431	-	-	619,000
Loan #3	94,058	-	-	66,883	-	-	160,941
Loan #4	89,170	-	-	71,771	-	-	160,941
Loan #5	86,253	-	-	74,688	-	-	160,941
Loan #6	172,081	-	-	27,919	-	-	200,000
Loan #7	-	62,000	(9,300)	6,621	-	-	59,321
Loan #8	-	62,000	(9,300)	5,477	-	-	58,177
Loan #9	-	170,588	(25,588)	13,781	-	-	158,781
Loan #10	-	388,300	(58,245)	23,329	-	-	353,384
Loan #11	-	336,000	(50,400)	6,422	-	-	292,022
Loan #12	-	395,000	(59,250)	7,759	-	-	343,509
Loan #16	45,979	-	-	-	25,521	-	71,500
Loan #17	-	60,000	-	-	6,000	-	66,000
Total	$1,549,366	$1,473,888	$(212,083)	$600,295	$31,521	$-	$3,442,987

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

		Nine Months Ended March 31, 2025
		June 30, 2024	Face amount of note	Debt acquired in acquisitions		Debt discount	Amortization of debt discount	Non-cash increase of debt	Repayments	March 31, 2025	Short Term	Long Term	In Default
Loan #1		$738,470	$-	$-		$-	$-	$-	$-	$738,470	$738,470	$-	$738,470
Loan #2		619,000	-	-		-	-	-	-	619,000	$619,000	-	619,000
Loan #3		160,941	-	-		-	-	-	-	160,941	160,941	-	160,941
Loan #4		160,941	-	-		-	-	-	-	160,941	160,941	-	160,941
Loan #5		160,941	-	-		-	-	-	-	160,941	160,941	-	160,941
Loan #6		200,000	-	-		-	-	-	-	200,000	200,000	-	200,000
Loan #7		59,321	-	-		-	2,679	-	-	62,000	62,000	-	62,000
Loan #8		58,177	-	-		-	3,823	-	-	62,000	62,000	-	62,000
Loan #9		158,781	-	-		-	11,807	-	-	170,588	170,588	-	170,588
Loan #10		353,384	-	-		-	34,916	-	-	388,300	388,300	-	388,300
Loan #11		292,022	-	-		-	43,978	-	-	336,000	336,000	-	336,000
Loan #12		343,509	-	-		-	44,914	-	-	388,423	388,423	-	-
Loan #13		-	473,000	-		(70,950)	33,484	-	-	435,534	435,534	-	-
Loan #14		-	206,000	-		(30,900)	2,923	-	-	178,023	178,023	-	-
Loan #15		-	425,000	-		(42,500)	7,794	-	-	390,294	-	390,294	-
Loan #16		71,500	-	-		-	-	37,150	-	108,650	108,650	-	-
Loan #17		66,000	-	-		-	-	36,600	-	102,600	102,600	-	-
Loan #19	*	-		180,154	**	(180,154)	-	-	-	-	-	-	-
Loan #20	*	-		102,289	**	(102,289)	-	-	-	-	-	-	-
Loan #21	*	-		124,221	**	(124,221)	-	-	-	-	-	-	-
Loan #22	*	-		133,700	**	(133,700)	-	-	-	-	-	-	-
Loan #23	*	-		30,000	**	(30,000)	-	-	-	-	-	-	-
Loan #24	*	-		85,519	**	(85,519)	-	-	-	-	-	-	-
Loan #25	*	-		54,843	**	(54,843)	-	-	-	-	-	-	-
Total		$3,442,987	$1,104,000	$710,726		$(855,076)	$186,318	$73,750	$-	$4,662,705	$4,272,411	$390,294	$3,059,181

*	In connection with the acquisition of SWC on March 31, 2025, the Company acquired convertible notes payable with an aggregate fair value of $710,726.

**

The debt discounts recorded for these convertible notes were based on a commitment date valuation of the embedded derivative liabilities. The debt discount was limited to the face amount of the respective notes pursuant to ASC 470-20-25, with any excess fair value recognized as derivative expense.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Loan #16/17 – Amendments

On February 1, 2024 (fiscal year end June 30, 2024), the Company amended the terms of these notes to remove the right to adjust the conversion price. In exchange, the Company increased the amount due under the notes by 10%, and issue 1,667 shares of Series D, convertible preferred stock.

Upon amendment of terms, the Company evaluated the changes under ASC 470-50-40, Debt Modifications and Extinguishments, and determined the modification constituted a substantial change, resulting in a loss on debt extinguishment as follows:

In connection with this transaction, the Company recorded a loss on debt extinguishment as follows:

Fair value of debt (10% increase) and Series D, preferred stock on extinguishment date	$128,330
Loss on debt extinguishment	$128,330

On July 23, 2024 (fiscal year end June 30, 2025), the Company further amended the terms of these notes to remove the right to adjust the conversion price. In exchange, the Company increased the amount due under the notes by 10%, and issue 1,667 shares of Series D, convertible preferred stock.

Upon amendment of terms, the Company evaluated the changes under ASC 470-50-40, Debt Modifications and Extinguishments, and determined the modification constituted a substantial change, resulting in a loss on debt extinguishment as follows:

In connection with this transaction, the Company recorded a loss on debt extinguishment as follows:

Fair value of debt (10% increase) and Series D, preferred stock on extinguishment date	$113,955
Loss on debt extinguishment	$113,955

See Note 8 for additional information regarding the issuance of the Series D, convertible preferred stock in connection with these debt extinguishments.

In April 2025, the maturity date of the notes was extended from April 2025 to November 2025. No additional consideration was paid in connection with the extensions. In accordance with ASC 470-50-40, the Company evaluated the terms of the modification and concluded that the changes did not result in a substantially different instrument. As a result, the modification was accounted for as a continuation of the existing debt arrangement, with no gain or loss recognized and no impact on the consolidated financial statements.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

See Note 13 regarding debt conversions.

The following represents a summary of the Company’s notes payable:

June 30, 2024	$-
Debt acquired in acquisition	47,262
March 31, 2025	$47,262

The following represents a detail of the Company’s notes payable at March 31, 2025 and June 30, 2024:

	Nine Months Ended March 31, 2025
	June 30, 2024	Debt acquired in acquisitions	March 31, 2025	Short Term	Long Term
Loan #18	$-	$30,000	$30,000	$30,000	$-
Loan #26	-	8,631	8,631	-	8,631
Loan #27	-	8,631	8,631	-	8,631
Total	$-	$47,262	$47,262	$30,000	$17,262

*	In connection with the acquisition of Skytech on March 31, 2025, the Company acquired notes payable with an aggregate fair value of $47,262.

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ended June 30,	Convertible Notes Payable	Notes Payable	Total

2025 (3 months)	$3,457,270	$-	$3,457,270
2026	890,250	30,000	920,250
2027	425,000	17,262	442,262
2028	710,725	-	710,725
Total	5,483,245	47,262	5,530,507
Less: unamortized debt discount	(820,540)	-	(820,540)
Net amount due	$4,662,705	$47,262	$4,709,967

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. See Note 12.

Note 7 – Commitments and Contingencies

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of March 31, 2025 and June 30, 2024, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Stockholders’ Deficit

As of March 31, 2025, the Company had six (6) classes of stock, detailed as follows:

Preferred Stock

The Company’s preferred stock is as follows.

●	Authorized Shares: 1,000,000
●	Par Value: $0.001 per share

The Board of Directors has the authority to issue preferred stock in one or more series and determine the rights, privileges, and restrictions of each series without further stockholder approval.

Series A, Convertible Preferred Stock

●	Designated Shares: 1,000
●	Issued & Outstanding: 1,000 shares as of March 31, 2025 and June 30, 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: None
●	Dividend Provisions: None
●	Voting Rights: Equal to the number of votes on an as converted basis of all other classes of securities plus one (1)
●	Liquidation Preference: None
●	Redemption Rights: None

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series A, Convertible Preferred Stock does not meet the definition of a derivative liability since it has no variable equity conversion feature.

Series B, Convertible Preferred Stock

●	Designated Shares: 5,000
●	Issued & Outstanding: 1,950 shares as of March 31, 2025 and June 30, 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 5,000 shares of common stock and 5,000 warrants with an exercise price of $0.033/share.
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series B, Convertible Preferred Stock and related warrants do not meet the definition of a derivative liability due to a fixed conversion price and no variable equity conversion features.

Deemed Dividends – Series B Convertible Preferred Stock

In connection with the issuance of Series B Convertible Preferred Stock, the Company recognizes deemed dividends due to periodic reductions in the conversion price, which increased the intrinsic value of the shares issuable upon conversion. These adjustments effectively conveyed additional value to the preferred stockholders and were accounted for as deemed dividends.

The deemed dividends were recorded as a reclassification from additional paid-in capital to accumulated deficit. This treatment did not affect total stockholders’ deficit but did reduce income available to common shareholders for purposes of earnings per share.

During the nine months ended March 31, 2025, and the year ended June 30, 2024, the Company recorded additional deemed dividends of $11,566 and $84,106, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Series C, Convertible Preferred Stock

●	Designated Shares: 500,000
●	Issued & Outstanding: 133,083 and 13,333 shares as of March 31, 2025 and June 30, 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Rank junior to Series B, convertible preferred stock
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series C, Convertible Preferred Stock does not meet the definition of a derivative liability since it has no variable equity conversion features.

Preferred Stock Transactions for the Nine Months Ended March 31, 2025

Series C, Convertible Preferred Shares Issued for Services

On March 25, 2025, the Company granted 94,250 shares of Series C, convertible preferred stock to several service providers as compensation. The fair value of the Series C shares was based on the quoted closing trading price of $0.0068/share. Applying the 6,000:1 conversion ratio, the grant equates to 565,500,000 common shares on an as-converted basis, resulting in a total fair value of $3,845,400.

Pursuant to the applicable service agreements, vesting is contingent upon the achievement of the following milestones:

1.	Closing of the acquisitions of both SWC and Skytech – 1/3 vested on March 31, 2025.
2.	Successful uplisting of the Company’s common stock to a national securities exchange (e.g., NYSE or Nasdaq) – 1/3 to vest upon such uplisting.
3.	Achievement of total stockholders’ equity of $40 million – final 1/3 to vest upon this milestone.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

In the event that one or more of the remaining milestones are not achieved, the unvested portion of the award will vest ratably over a 20-month period (April 2025 – November 2026).

Unvested Series C, Convertible Preferred Stock – Compensation

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
Balance - June 30, 2024	-	-
Granted	94,250	0.0068
Vested	(26,417)	0.0068
Cancelled/Forfeited	-	-
Balance - March 31, 2025	67,833	0.0068

Unrecognized compensation	$2,767,600

Weighted average remaining period (years)	1.67

During the three and nine months ended March 31, 2025, respectively, the Company recognized $1,077,800 of compensation expense related to vesting.

Shares Issued in Acquisitions

On March 31, 2025, the Company completed the acquisitions of SWC and Skytech. In connection with these transactions, the Company issued 83,333 and 10,000 shares of Series C, convertible preferred stock, respectively, as part of the purchase consideration.

Contingent Compensation Related to the Skytech Acquisition

In connection with the Skytech acquisition, certain additional equity awards may be issued to the sellers contingent upon achieving specified revenue and/or EBITDA milestones. These awards are structured as compensation for post-combination services and are not considered part of the purchase price under ASC 805, Business Combinations. Accordingly, any related expense will be recognized in the Company’s consolidated statement of operations in accordance with ASC 718, Compensation – Stock Compensation.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Performance-Based Equity Awards

These awards are each to be granted once, are independent and cumulative, and are to be measured based on a 30-day volume-weighted average price (VWAP) of the Company’s common stock as of the applicable measurement date.

The Company will evaluate the fair value of these awards and recognize compensation expense over the requisite service periods in accordance with ASC 718, based on the probability of achieving the specified performance conditions.

Revenue-Based Equity Awards

Sellers are eligible to receive awards of restricted stock with an aggregate maximum value of $35 million, based on the following revenue milestones:

Company Revenue	Restricted Stock Award (% of equity)

$50,000,000	3.0%
$100,000,000	3.5%
$150,000,000	4.0%
$200,000,000	4.5%
$300,000,000	5.0%

EBITDA-Based Equity Awards

Sellers are eligible to receive additional restricted stock with an aggregate maximum value of $18.11 million, based on the following EBITDA thresholds:

Company EBITDA	Restricted Stock Award (% of equity)

$1,000,000	2%
$3,000,000	3%
$5,000,000	4%
$10,000,000	5%
$20,000,000	6%
$30,000,000	7%
$50,000,000	8%
$100,000,000	10%

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

These awards will be allocated pro rata among eligible recipients and are subject to continued service through each measurement date. The Company will recognize compensation expense over the vesting periods based on the estimated fair value of awards deemed probable of vesting.

Lock-Up Restrictions

Pursuant to the acquisition agreement, each Seller is subject to a lock-up period restricting the sale, transfer, pledge, or other disposition of any equity securities received as part of the transaction (“Restricted Buyer Securities”) for a period of six (6) months following the closing date. During this period, Sellers are prohibited from transferring or encumbering such securities or entering into agreements that would transfer economic ownership, except in limited circumstances where transferees agree to be bound by the same restrictions.

The Company and its transfer agent are authorized to block any transfer in violation of this restriction. The lock-up may be terminated earlier at the sole discretion of the Company.

Seniority of Series B, Convertible Preferred Stock

The Sellers acknowledged that the Series C, convertible preferred stock issued in connection with the acquisition is subordinate to the Company’s Series B preferred stock in terms of liquidation preference, dividend rights, and any other rights or entitlements. This subordination may affect the timing or amount of future distributions or conversions for the holders of Series C shares. See Note 9 for acquisitions of SWC and Skytech.

Series D, Convertible Preferred Stock

●	Designated Shares: 100,000
●	Issued & Outstanding: 3,334 and 1,667 shares as of March 31, 2025 and June 30, 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

●	Rank junior to Series B, convertible preferred stock
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series C, Convertible Pref erred Stock does not meet the definition of a derivative liability since it has no variable equity conversion features.

Series D, Convertible Preferred Stock Transactions for the Nine Months Ended March 31, 2025:

On July 22, 2024, the Company issued an additional 1,667 shares of Series D, Convertible Preferred Stock in connection with the modification of an existing debt arrangement. In accordance with ASC 470-50, the transaction was evaluated to determine whether it represented a modification or an extinguishment of debt. Based on the terms and quantitative assessment, the transaction qualified as an extinguishment, and a loss was recognized accordingly.

The fair value of the equity issued was estimated to be $113,955, based on the as-converted value of the underlying common stock, adjusted for a restricted stock discount to reflect lack of marketability and transfer restrictions. This valuation was conducted pursuant to guidance in ASC 718-10-30, and supported by an independent third-party valuation report.

See Note 5 for additional discussion regarding debt and related calculation of loss on debt extinguishment.

Series D, Convertible Preferred Stock Transactions for the Year Ended June 30, 2024:

On February 7, 2024, the Company issued 1,667 shares of Series D, Convertible Preferred Stock in connection with the modification of an existing debt arrangement. In accordance with ASC 470-50, the transaction was evaluated to determine whether it represented a modification or an extinguishment of debt. Based on the terms and quantitative assessment, the transaction qualified as an extinguishment, and a loss was recognized accordingly.

The fair value of the equity issued was estimated to be $113,955, based on the as-converted value of the underlying common stock, adjusted for a restricted stock discount to reflect lack of marketability and transfer restrictions. This valuation was conducted pursuant to guidance in ASC 718-10-30, and supported by an independent third-party valuation report.

See Note 5 for additional discussion regarding debt and related calculation of loss on debt extinguishment.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Common Stock

●	Authorized Shares: 200,000,000
●	Issued & Outstanding:

○	128,957,407 shares as of March 31, 2025
○	128,907,407 shares as of June 30, 2024

●	Par Value: $0.001 per share
●	Voting Rights: 1 vote per share

Equity Transactions for the Nine Months Ended March 31, 2025

Stock Issued for Services

The Company issued 50,000 shares of common stock to consultants for services rendered, having a fair value of $995 ($0.0199/share), based upon the quoted closing trading price.

Equity Transactions for the Year Ended June 30, 2024

Stock Issued for Services

The Company issued 3,633,333 shares of common stock to consultants for services rendered, having a fair value of $57,800 ($0.015 - $0.026/share), based upon the quoted closing trading price.

Exercise of Warrants – Cashless

The Company issued 686,106 shares of common stock in connection with the cashless exercise of 1,818,182 warrants ($0.001/share). The transaction had a net effect of $0 on stockholders’ deficit. See warrant table below.

Stock Issued in Connection with Settlement of Accrued Liabilities

The Company issued 1,000,000 shares of common stock having a fair value of $16,400 ($0.164/share), based upon the quoted closing trading price, in connection with the settlement of accrued interest ($31,250) and other accrued expenses ($1,750) for a total of $33,000. The Company recorded a gain of $16,600.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Warrants

Warrant activity for the nine months ended March 31, 2025 and the year ended June 30, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - June 30, 2023	113,836,388	$0.07	5.00	$4,215,000
Exercisable - June 30, 2023	113,836,388	$0.07	5.00	$4,215,000
Granted	80,181,068	$0.03
Exercised	(1,818,182)	$0.03
Cancelled/Forfeited	(400,000)	$0.30
Outstanding - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Exercisable - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Granted	2,068,869	$0.10
Exercised	-	$-
Cancelled/Forfeited	(1,871,800)	$0.16
Outstanding - March 31, 2025	191,996,343	$0.05	2.46	$-
Exercisable - March 31, 2025	191,996,343	$0.05	2.46	$-

Note 9 – Acquisitions and Unaudited Pro-Forma Financial Information

Nine Months Ended March 31, 2025

Acquisition of SWC

On March 31, 2025, the Company completed the acquisition of SWC through a share exchange agreement, acquiring 100% of the issued and outstanding equity interests of SWC. As consideration, the Company issued 83,333 shares of its Series C Convertible Preferred Stock, having an estimated fair value of $4,399,982, based on the as-converted value of the underlying common shares as of the acquisition date.

SWC is a leading provider of customized disposable packaging solutions serving the food service and hospitality industries. The Company believes the acquisition will provide strategic benefits, including:

●	Expand its presence across the hospitality value chain,
●	Operational synergies with Skytech’s automation platform;
●	Immediate recurring revenue through packaging supply contracts; and
●	A fully integrated solutions offering for hotels, resorts, and food service operators.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The Company has provisionally allocated the purchase price to the estimated fair value of assets acquired and liabilities assumed based on currently available information. The purchase price allocation (“PPA”) is subject to revision as the Company finalizes its valuation analyses and post-closing adjustments. Any such revisions could result in changes to the values assigned to the acquired tangible and intangible assets, liabilities assumed, and the resulting goodwill.

In connection with the acquisition of SWC, there were no additional transaction costs incurred.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The following table summarizes the preliminary estimate of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The estimated fair values were derived from an independent third-party valuation report as follows:

Consideration
Series C - convertible preferred stock - 83,333 shares	$4,399,982

Fair value of consideration transferred	4,399,982

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	28,253
Accounts receivable	63,252
Prepaids and other	111,291
Inventory	252,203
Property and equipment - net	26,942
Operating lease - right - of -use asset	13,317
Total assets acquired	495,258

Accounts payable and accrued expenses	2,297,486
Notes payable	47,261
Convertible note payable	710,726
Operating lease liability	14,972
Total liabilities assumed	3,070,445

Total identifiable net liabilities assumed	(2,575,187)

Allocation required for identifiable intangible assets and goodwill	6,975,169

Trade names/trademarks	957,569
Customer relationships	1,155,396
Total identifiable intangible assets	2,112,965

Goodwill (including assembled workforce)	$4,862,204

The Company expects to recognize goodwill primarily attributable to anticipated synergies, enhanced automation capabilities, and future economic benefits that do not qualify for separate recognition. The goodwill is expected to be non-deductible for tax purposes.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Supplemental Pro-Forma Information (Unaudited)

The unaudited pro-forma information for the periods set forth below gives effect to the acquisition had the transaction occurred on July 1, 2023 (1st day of the fiscal year ended June 30, 2024) as well as for the nine months ended March 31, 2025. This pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time. The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the transactions.

	Nine Months Ended	Year Ended
	March 31, 2025	June 30, 2024

Revenues - net	$1,303,213	$1,869,961

Net loss	$(4,309,710)	$(3,777,985)

Loss per share - basic	$(0.03)	$(0.03)

Loss per share - diluted	$(0.03)	$(0.03)

Weighted average number of shares - basic	128,945,181	126,540,836

Weighted average number of shares - diluted	128,945,181	126,540,836

Acquisition of Skytech

On March 31, 2025, the Company closed on a share exchange agreement and acquired Skytech. The Company issued 10,000 shares of Series C, convertible preferred stock, having a fair value of $528,000 (valuation based on an as-converted basis), in exchange for 100% of the issued and outstanding equity of Skytech.

Skytech is best known for its Laundry Helper robot, which has been successfully deployed across a growing number of hotel properties. With a proven track record in delivering scalable, AI-powered service automation, Skytech’s technology and expertise align seamlessly with the Company’s integrated business model that combines hotel ownership with Robotics-as-a-Service (RaaS) solutions.

With Skytech’s smart service technologies now part of the Company’s platform, we can deliver end-to-end automation, from behind-the-scenes robotics like laundry and cleaning to guest-facing solutions that enhance customer experience and operational efficiency.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company expects a strategic impact that will:

●	Enhance the Company’s proprietary technology capabilities,
●	Accelerate integration with SWC’s packaging operations,
●	Improve customer service automation; and
●	Create cost and labor efficiencies across the Company’s product delivery chain.

The acquisition was accounted for in accordance with ASC 805, Business Combinations. The Company has provisionally allocated the purchase price to the estimated fair value of assets acquired and liabilities assumed based on currently available information. The purchase price allocation (“PPA”) is subject to revision as the Company finalizes its valuation analyses and post-closing adjustments. Any such revisions could result in changes to the values assigned to the acquired tangible and intangible assets, liabilities assumed, and the resulting goodwill.

In connection with the acquisition of Skytech, there were no additional transaction costs incurred.

The following table summarizes the preliminary estimate of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date.

Consideration
Series C - convertible preferred stock - 10,000 shares	$528,000

Fair value of consideration transferred	528,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Accounts receivable	19,250
Property and equipment - net	32,550
Total assets acquired	51,800

Accounts payable and accrued expenses	3,650
Accounts payable and accrued expenses - related parties	310,300
Total liabilities assumed	313,950

Total identifiable net liabilities assumed	(262,150)

Goodwill	$790,150

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company expects to recognize goodwill primarily attributable to anticipated synergies, enhanced automation capabilities, and future economic benefits that do not qualify for separate recognition. The goodwill is expected to be non-deductible for tax purposes.

Supplemental Pro-Forma Information (Unaudited)

The unaudited pro-forma information for the periods set forth below gives effect to the acquisition had the transaction occurred on July 1, 2023 (1st day of the fiscal year ended June 30, 2024) as well as for the nine months ended March 31, 2025. This pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time. The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the transactions.

	Nine Months Ended	Year Ended
	March 31, 2025	June 30, 2024

Revenues - net	$571	$89,272

Net loss	$(4,048,029)	$(3,235,506)

Loss per share - basic	$(0.03)	$(0.03)

Loss per share - diluted	$(0.03)	$(0.03)

Weighted average number of shares - basic	128,945,181	126,540,836

Weighted average number of shares - diluted	128,945,181	126,540,836

Year Ended June 30, 2024

Acquisition of FHVH

On February 2, 2024, the Company closed on a share exchange agreement and acquired FHVH. The Company issued 1,000 shares of Series A, preferred stock and 13,333 shares of Series C, convertible preferred stock, having a fair value of $868,708, in exchange for 100% of the issued and outstanding equity of FHVH.

Future Hospitality provides artificial intelligence (AI) enabled robotic solutions that we believe deliver critical efficiencies, cost savings, and enhanced consumer experience in hospitality and food service.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

FHVH believes it is revolutionizing the hospitality industry with plug-and-play robotics and automation solutions designed to enhance service efficiency and consistency.

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

●	Front-End Solutions: The serving robot, an advanced front-end solution, works alongside wait staff to ensure faster and more reliable service. These sever robots help streamline service delivery, enhancing guest experiences by minimizing wait times and reducing human errors.
●	Back-End Solutions: Smart cooking bots provide game-changing back-end solutions to support chefs in high-volume environments. The advanced kitchen assistant ensures consistent food quality and enables even inexperienced staff to prepare delicious meals quickly, addressing critical challenges in busy kitchens.

The table below summarizes the estimated fair value of the assets acquired and liabilities assumed at the effective acquisition date.

Consideration
Series A - preferred stock - 1,000 shares	$-
Series C - convertible preferred stock - 13,333 shares	868,708

Fair value of consideration transferred	868,708

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	111,863
Other assets	126,000
Total assets acquired	237,863

Accounts payable and accrued expenses	4,845
Other current liabilities	261,852
Total liabilities assumed	266,697

Total identifiable net liabilities assumed	(28,834)

Goodwill	$897,542

The Company expects to recognize goodwill primarily attributable to anticipated synergies, enhanced automation capabilities, and future economic benefits that do not qualify for separate recognition. The goodwill is expected to be non-deductible for tax purposes.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 10 – Intangible Assets

Nine Months Ended March 31, 2025

Acquisition of SWC (See Note 9 for detailed discussion).

Intangibles consisted of the following at March 31, 2025 and June 30, 2024, respectively:

			Estimated Useful
Type	March 31, 2025	June 30, 2024	Lives (Years)

Tradenames/trademarks	$957,569	$-	N/A
Customer relationships	1,155,396	-	10
Less: accumulated amortization	-	-
Intangibles - net	$2,112,965	$-

Amortization expense for the three and nine months ended March 31, 2025 was $0, respectively.

There were no impairment losses for the three and nine months ended March 31, 2025 and 2024, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Years Ended June 30, 2025

2025 (3 Months)	$28,885
2026	115,540
2027	115,540
2028	115,540
2029	115,540
Thereafter	664,353
Total	$1,155,396

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 11 - Derivative Liabilities

The convertible notes acquired in connection with the SWC acquisition on March 31, 2025 (see Note 5), contain embedded conversion features with variable pricing terms. These features provide for conversion into an indeterminate number of common shares based on the trading price of the Company’s common stock. As a result, the embedded conversion options are not considered indexed to the Company’s own stock and require bifurcation from the host debt instrument.

The Company accounts for the embedded derivative liabilities at fair value, with subsequent remeasurement at each reporting period. The derivative liabilities are classified as Level 3 fair value measurements under the fair value hierarchy, due to the use of significant unobservable inputs.

During the nine months ended March 31, 2025, the Company used the Black-Scholes option pricing model to estimate the fair value of the embedded conversion option liabilities, both on the commitment date and the remeasurement date. The initial and remeasured fair values were $1,322,309. The model utilized the following key assumptions:

March 31, 2025

Expected term (years)	2.43
Expected volatility	208%
Expected dividends	0.00%
Risk free interest rate	3.89%

A reconciliation of the beginning and ending balances of derivative liabilities measured at fair value on a recurring basis using Level 3 inputs is presented below as of March 31, 2025:

Derivative liabilities - June 30, 2024	$-
Fair value at commitment date	1,322,309
Fair value mark to market adjustment	-
Derivative liabilities - March 31, 2025	$1,322,309

Changes in the fair value of derivative liabilities are recognized in other income (expense) in the accompanying consolidated statements of operations. For the three and nine months ended March 31, 2025, the Company recorded a change in fair value of $0.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Upon initial measurement of the derivative liabilities, the Company determined that the fair value of the embedded derivative liability exceeded the proceeds received for the convertible note host instrument. As a result, the Company recorded a debt discount equal to the face amount of the note, with the excess of $611,583 recorded as derivative expense in the consolidated statements of operations. This reflects the obligation to settle the derivative feature at a fair value greater than the consideration received for the debt host.

For the three and nine months ended March 31, 2025, the Company recognized a derivative expense of $611,583.

See Note 12 for related fair value disclosures.

Note 12 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2025:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,322,309	$1,322,309
Total	$-	$-	$1,322,309	$1,322,309

Note 13 - Subsequent Events

Subsequent to March 31, 2025, the Company had the following transactions:

Notes Payable – Future Acquisition

In April 2025 and June 2025, in connection with a potential acquisition of a hotel property (the “Target”), the Target loaned the Company an aggregate of $1,547,000 for working capital purposes. The loan is unsecured and bears interest at an annual rate of 15%.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Pursuant to the loan terms:

●	If the acquisition does not close, the loan becomes payable one year from the respective commitment date.
●	If the acquisition does close, the outstanding balance of the loan and accrued interest will be forgiven in full.

The Target has pledged its assets to a third-party lender for the benefit of the Company in connection with this arrangement.

The Company evaluated the terms of the loan under ASC 470-10 and ASC 405-20, and determined that the forgiveness provision represents a contingent gain. As of the reporting date, the Company has not recognized any gain in accordance with ASC 450-30, as realization is contingent upon the consummation of the acquisition.

Debt Conversions

Loan #2

In April 2025, the Company issued 6,000,000 shares of common stock in connection with the settlement of outstanding accrued interest of $20,963 and default interest of $175,287, respectively, plus additional fees of $1,750, on loan #2, for a total conversion of $198,000. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share.

Loan #16

In April 2025, the Company issued 1,000,170 shares of common stock in connection with the partial settlement of principal and related outstanding accrued interest on loan #16 of $7,425 and $23,831, respectively, plus additional fees of $1,750 for a total conversion of $33,006. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share.

In May 2025, the Company issued an additional 1,003,444 shares of common stock in connection with the partial settlement of principal and related outstanding accrued interest on loan #16 of $29,000 and $2,364, respectively, plus additional fees of $1,750 for a total conversion of $33,114. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share. Accordingly, no gain or loss was recorded upon debt conversion.

Debt Extinguishments

The Company accounted for these debt conversions as debt extinguishments under ASC 470-50 and ASC 405-20. As the fair value of the equity issued equaled the carrying value of the extinguished debt, no gain or loss was recognized upon conversion.

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

On February 2, 2024, the Company closed the acquisition of Future Hospitality Ventures Holdings Inc. (“FHVH” or “Future Hospitality”), a Nevada corporation and a new entrant in the Robots-as-a-Service (RaaS) space from Mr. Lei Sonny Wang, who concurrently became the Chief Executive Officer (“CEO”) of Nightfood and a member of the Company’s board of directors. Under the leadership of Mr. Wang, as of the time of this filing, Future Hospitality has secured distribution agreements with Next Robots, Inc. (formally Botín Innovations, Inc.) and Bear Robotics, Inc. and is in the process of negotiating and exploring additional supplier relationships.

On September 10, 2024, the Company announced the closing of its strategic all-stock acquisition of SWC Group Inc., doing business as CarryoutSupplies.com (“CarryOut”). CarryOut is a leading wholesaler and distributor of custom takeout packaging for the foodservice industry, with traditional, biodegradable and compostable options. Subsequently, on December 10, 2024 the Company, Future Hospitality Ventures Holdings, Inc., SWC Group, Inc., and Sugarmade, Inc. entered into an amendment (the “Amendment”) which modified certain terms of the Share Exchange Agreement dated September 4, 2024 (the “Agreement”). The Amendment modifies the method for calculating the number of shares to be issued under the Agreement. Under the revised terms, the share issuance will be determined based on the 90-day Volume Weighted Average Price (VWAP) of the Company’s common stock as of December 4, 2024. On December 9, 2024, the Company issued 83,333 shares of its Series C preferred stock as the consideration required above. The acquisition of SWC occurred on March 31, 2025.

Present Operations

Future Hospitality dba RoboOp365 launched in California shortly before California’s April 2024 foodservice and hospitality minimum wage increase which received significant media coverage. Future Hospitality provides artificial intelligence (AI) enabled robotic solutions that we believe deliver critical efficiencies, cost savings, and enhanced consumer experience in hospitality and food service. During the quarter ended March 31, 2025 the Company secured paid trial placements with two customers.

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

DEVELOPMENT PLANS

Nightfood Holdings, Inc. intends to expand its operations through the strategic acquisition of hotel and other real estate assets, along with the continued development and deployment of AI-driven service robotics within the hospitality and food service sectors. In the near term, the Company plans to integrate automation technologies into its owned or affiliated hotel properties to evaluate operational efficiencies, reduce labor costs, and support broader adoption across the industry. The Company also aims to generate recurring revenue by entering into Robotics-as-a-Service (RaaS) agreements with third-party hotel operators, leveraging management’s existing industry relationships through a leasing-based model.

The Company has entered into Letters of Intent (LOIs) to acquire two hotel assets through 100% share exchange transactions. If consummated, these acquisitions are expected to contribute substantial tangible assets to the Company’s balance sheet and approximately $9 million in annualized top-line revenue. The Company has commenced two-year financial audits of the target entities in preparation for these acquisitions, as required by the SEC.

In parallel, Nightfood is actively seeking additional real estate acquisitions, expanding its robotics product line, and pursuing organic growth through broader market adoption of its automation solutions. Management is also evaluating capital market initiatives, including a potential uplisting to a national securities exchange, to support long-term growth and enhance access to institutional investors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended March 31,		Period Change
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues, net of slotting and promotion	$(16,506)	$1,352	$(17,858)	-1321%	A
General and administrative expenses	1,579,382	475,021	1,104,361	232%	B
Loss from operations	(1,595,888)	(473,669)	(1,122,219)	237%
Other income (expense) - net	(945,664)	(379,579)	(566,085)	149%
Net Loss	$(2,541,552)	$(853,248)	$(1,688,304)	198%

(A) Revenues, Net of Slotting and Promotion

For the three months ended March 31, 2025, the Company reported negative net revenue of $(16,506), compared to positive net revenue of $1,352 for the same period in 2024, representing a decrease of $17,858, or -1,321%. The decline is primarily attributable to significant promotional discounts and slotting allowances that exceeded gross billings in the current period. These commercial deductions are netted against gross revenue in accordance with ASC 606, and in some instances may result in negative reported revenue when promotional costs exceed sales. This trend reflects the Company’s continued transition from traditional retail distribution to direct-to-consumer e-commerce channels and highlights challenges related to scaling new commercial partnerships profitably.

(B) General and Administrative Expenses

General and administrative expenses totaled $1,579,382 for the three months ended March 31, 2025, compared to $475,021 in the prior-year period, representing an increase of $1,104,361, or 232%. The increase was primarily driven by the consolidation of Future Hospitality Ventures Holdings Inc. (“FHVH”) following its acquisition on February 2, 2024. Contributing cost drivers included expanded personnel expenses, professional and legal fees, stock-based compensation, and the administrative overhead required to support new business lines and integration activities related to FHVH and SWC.

☐ Loss from Operations: Loss from operations increased by $1,122,219, or 237%, reflecting the combined impact of reduced net revenue and significantly higher operating expenses.

☐ Other Income (Expense): Other expense, net, declined by $566,085, or 149%, primarily due to insignificant interest income offset by an increase in interest expense, which included amortization of debt discount. The Company also recognized derivative expense of $611,583 in the current period.

☐ Net Loss: The net loss increased from $853,248 in Q3 2024 to $2,541,552 in Q3 2025, representing an increase of $1,688,304, or 198%. This increase is consistent with the Company’s current growth and acquisition strategy, which is expected to yield long-term benefits but has led to short-term operating inefficiencies and increased financing costs.

The combination of the Company’s acquisitions, direct-to-consumer operational costs, marketing/promotion and professional fees have increased total expense in the current period as compared to the prior period.

Collectively, these factors reflect both the scale and complexity added by recent acquisitions and strategic repositioning, with a higher proportion of the Company’s operating expenses now tied to regulatory compliance, financing activities, and expansion-related execution. As revenues grow and operations mature, the Company expects the relative proportion of financing and compliance costs to decrease.

Other Income (Expense)

	Three Months Ended March 31,		Period Change
	2025	2024	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$3,811	$-	$3,811	0%	A
Loss on debt extinguishment	-	(128,330)	128,330	-100%	B
Derivative expense	(611,583)	-	(611,583)	0%	C
Interest expense (including amortization of debt discount)	(337,892)	(251,249)	(86,643)	34%	D
Total other income (expense) - net	$(945,664)	$(379,579)	$566,085	-149%

For the three months ended March 31, 2025, other expense – net totaled $(945,664), compared to $(379,579) for the three months ended March 31, 2024, reflecting a 149% decline, or $566,085.

This change is primarily driven by the following components:

A. Interest Income

Interest income was $3,811 in the current quarter, compared to $0 in the same period of 2024.

B. Loss on Debt Extinguishment

The prior-year amount reflected a non-recurring, non-cash gain on debt extinguishment recognized in connection with the modification and settlement of certain legacy debt instruments. The absence of such a gain in the current quarter resulted in a net decrease in income of $128,330, or 100%.

C. Derivative Expense

During the quarter ended March 31, 2025, the Company recorded a derivative expense of $611,583 in connection with certain debt instruments acquired from SWC that became convertible upon the acquisition. There was no derivative expense in the prior period ended March 31, 2024.

D. Interest Expense (Including Amortization of Debt Discount)

Interest expense increased to $(337,892) in the current quarter from $(251,249) in the prior-year period, an increase of $86,643, or approximately 34%. This increase is attributable to:

●	Higher levels of outstanding debt, including convertible promissory notes and secured borrowings;
●	Amortization of debt discounts and deferred financing costs associated with new and modified financing arrangements;
●	Accrual of interest on newly issued instruments during the period.

The increase in interest expense reflects the Company’s expanded financing activities and related capital structure changes. A significant portion of these expenses are non-cash in nature

Net Loss

Three Months Ended March 31,		Period Change
2025	2024	Increase (Decrease)
Amount	Amount	$ Amount	% Change
$(2,541,552)	$(853,248)	$(1,688,304)	198%

For the three months ended March 31, 2025, the Company reported a net loss of $(2,541,552), compared to a net loss of $(853,248) for the same period in 2024, representing an increase in net loss of $1,688,304 or 198%.

The significant increase in net loss is primarily attributable to the following factors:

●	Decline in Revenues: Revenues, net of slotting fees and promotional allowances, decreased by approximately $17,858 due to the shift in the Company’s operating model and product transition.
●	Increase in Operating Expenses: General and administrative expenses rose by $1,104,361, or 232%, reflecting higher investor relations, advertising, consulting, and compensation costs as the Company expanded its direct-to-consumer operations and completed two acquisitions.
●	Elevated Interest Expense: Interest expense (including amortization of debt discounts) increased by $86,643 or 34%, due to additional financings and convertible debt issued in connection with the Company’s strategic growth.
●	Absence of Non-Recurring Gain: The prior-year quarter included a one-time loss on debt extinguishment, which was not repeated in the current period, resulting in a comparative reduction in other income of $128,330.
●	Derivative expense of $611,583 was included in the current quarter without a comparative amount in the prior period.

While the Company continues to scale operations and invest in growth initiatives, the increased net loss reflects the transition phase as strategic acquisitions, infrastructure investments, and expanded distribution channels are being integrated.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

	Nine Months Ended March 31,		Period Change
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues, net of slotting and promotion	$570	$10,423	$(9,853)	-95%	A
General and administrative expenses	2,145,289	900,423	1,244,866	138%	B
Loss from operations	(2,144,719)	(890,000)	(1,254,866)	138%
Other income (expense) - net	(1,641,050)	(1,704,215)	63,165	-4%
Net Loss	$(3,785,769)	$(2,594,215)	$(1,191,554)	46%

(A) Revenues, Net of Slotting and Promotion

For the nine months ended March 31, 2025, revenues, net of slotting and promotional allowances, were $570 compared to $10,423 for the same period in 2024, representing a decrease of $9,853, or 95%. This decline reflects the Company’s strategic transition away from retail snack distribution and into a direct-to-consumer e-commerce model. During this period, product returns and promotional allowances exceeded gross sales due to legacy product inventory clearances. In contrast, the prior-year period had modest positive revenue from retail channels and limited promotional expense.

(B) General and Administrative Expenses

General and administrative expenses increased to $2,145,289 for the nine months ended March 31, 2025, from $900,423 for the same period in 2024, an increase of $1,244,866, or 138%.

The increase was primarily due to:

●	Higher professional fees, including consulting and legal expenses associated with the Company’s acquisitions of SWC and Skytech and preparation for uplisting efforts.
●	Increased executive compensation, including CEO fees and stock-based compensation granted to key service providers.
●	Higher investor relations, acquisition related costs, and corporate compliance expenses associated with SEC reporting and public company governance requirements.

Loss from Operations:

Loss from operations increased by $1,254,719 to ($2,144,719), or 141%, from $(890,000) in the prior-year period to $(2,144,719) for the nine months ended March 31, 2025. This increase reflects the combined impact of reduced net revenue and significantly higher general and administrative expenses driven by acquisition activity, professional fees, and the shift to direct-to-consumer operations.

Other Income (Expense)

Other expense, net, improved by $63,165, or 4%, from $(1,704,215) to $(1,641,050). This improvement was primarily due to the absence of prior-year non-cash losses related to debt extinguishment, partially offset by increased interest expense, which included amortization of debt discount related to recent financing activity as well as a derivative expense recorded in connection with debt acquired from SWC which became convertible at that date.

Net Loss:

Net loss increased from $(2,594,215) to $(3,785,769), representing an increase of $1,191,554, or 46%. This increase is consistent with the Company’s current growth and acquisition strategy, which is expected to generate long-term operational benefits but has resulted in short-term increases in operating and financing costs.

The overall increase in expenses for the nine-month period reflects the operational and strategic investments associated with the Company’s transformation, including:

●	Expanded direct-to-consumer distribution efforts, which increased shipping and promotional expenses;
●	Increased professional and consulting fees related to public company compliance, audit, and acquisition support;
●	Costs associated with the integration of SWC and Skytech, including onboarding, systems, and transitional activities;
●	Higher investor relations and legal expenses related to financing and capital markets activity.

Collectively, these factors illustrate the added scale and complexity from recent acquisitions and the Company’s repositioning strategy. A larger portion of current expenditures are tied to regulatory compliance, financing activities, and M&A integration. As revenue contributions from recent acquisitions begin to scale and operations stabilize, the Company anticipates these costs will represent a smaller proportion of total operating expenses.

Other Income (Expense)

	Nine Months Ended March 31,		Period Change
	2025	2024	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$70,900	$-	$70,900	0%	A
Loss on debt extinguishment	(113,955)	(128,330)	14,375	-11%	B
Derivative expense	(611,583)	-	(611,583)	0%	C
Interest expense (including amortization of debt discount)	(986,412)	(1,575,885)	589,473	-37%	D
Total other income (expense) - net	$(1,641,050)	$(1,704,215)	$63,165	-4%

For the nine months ended March 31, 2025, total other expense, net decreased by $63,165, or -4%, from $(1,704,215) in the prior-year period to $(1,641,050) in the current period. This improvement was primarily driven by the following components:

(A) Interest Income

Other income totaled $70,900 (interest income) in the current period compared to $0 in the comparative prior period.

(B) Loss on Debt Extinguishment:

The current period reflected a loss on debt extinguishment of $113,955 as compared to $128,330 in the prior-year period, reflecting a net improvement of $14,375. The prior-year expense primarily reflected a non-cash loss on debt extinguishment related to modifications of promissory notes. The current period’s other income includes interest/other income.

C. Derivative Expense

The Company recorded a derivative expense of $611,583 in connection with certain debt instruments acquired from SWC that became convertible upon the acquisition. There was no derivative expense in the prior period ended March 31, 2024.

(D) Interest Expense (including amortization of debt discount):

Interest expense declined by $589,473, or 37%, from $(1,575,885) in the prior-year period to $(972,662) in the current period. This decrease is due to the settlement or extinguishment of certain high-interest debt instruments in fiscal 2024, resulting in a lower debt burden during the current period. Additionally, the prior-year period included significant amortization of debt discounts on convertible instruments, which were either fully amortized or eliminated following the restructuring.

This decrease in overall financing-related expense is expected to contribute to improved bottom-line results as the Company continues to streamline its capital structure. However, the Company remains focused on monitoring financing costs, including convertible instrument features, that may affect future interest expense volatility.

Net Loss

Nine Months Ended March 31,		Period Change
2025	2024	Increase (Decrease)
Amount	Amount	$ Amount	% Change
$(3,785,769)	$(2,594,215)	$(1,191,554)	46%

For the nine months ended March 31, 2025, the Company reported a net loss of $3,785,769, compared to a net loss of $2,594,215 for the same period in 2024, representing an increase of $1,191,554, or 46%.

This increase is primarily attributable to:

●	Significantly higher general and administrative expenses, which rose by $1,209,814 due to expanded operations, including costs related to acquisitions, increased marketing spend, professional fees, and investor relations activities.
●	Lower net revenue, which declined by $58,653, reflecting the ongoing transition to a direct-to-consumer model and reduced slotting and promotional revenues.
●	These impacts were partially offset by a 40% reduction in total other expense, driven by lower interest expense and the absence of the prior-year non-cash loss on debt extinguishment.

Despite the larger net loss, the decline in financing-related expenses and operational streamlining efforts are expected to improve the Company’s financial trajectory in future periods. Management believes that the investments made during the current period will drive long-term growth, brand development, and enhanced operational efficiency.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended March 31, 2025, the Company had:

●	Net loss available to common stockholders of $3,785,769; and
●	Net cash used in operations was $665,254

Additionally, at March 31, 2025, the Company had:

●	Accumulated deficit of $42,423,725
●	Stockholders’ deficit of $1,098,364; and
●	Working capital deficit of $9,565,765

The Company anticipates that it will need to raise additional capital immediately in order to continue to fund its operations. Historically, the Company has relied on third party and related party debt based funding of its operations. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its initiatives or attain profitable operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital, capital expenditures and future acquisitions. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully expand to new markets, competition, and the need to enter into collaborations with other companies or acquire other companies to enhance or complement its product and service offerings.

There can be no assurances that financing will be available on terms which are favorable, or at all. If the Company is unable to raise additional funding to meet its working capital needs in the future, it will be forced to delay, reduce, or cease its operations.

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company had cash on hand of $147,900 at March 31, 2025.

The Company has historically incurred significant losses since inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products to achieve profitable operations. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

● Expand into new and existing markets;

●	Obtain additional debt and/or equity based financing for growth;
●	Collaborations with other operating businesses for strategic opportunities; and
●	Acquire other businesses to enhance or complement our current business model while accelerating our growth.

Cash

		Period Change
		Increase (Decrease)
March 31, 2025	June 30, 2024	$ Amount	% Change
$147,900	$148,294	$(394)	-0.27%

As of March 31, 2025, the Company had cash of $147,900, a decrease of $394 or -0.27% compared to the balance of $148,294 as of June 30, 2024. The modest decline in cash was primarily the result of operating losses incurred during the period, partially offset by proceeds from debt and equity financing activities as well as investing activities related to advances and the acquisition of property and equipment.

Although the decline in cash over the period was not significant in absolute terms, the Company’s overall liquidity position remains constrained relative to its current obligations and operational needs. Management continues to closely monitor working capital requirements and is actively exploring additional sources of financing to support both near-term liquidity and longer-term strategic growth.

Summary of cash flow activities:

	Nine Months Ended March 31,		Period Change
	2025	2024	Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(665,255)	$(449,180)	$(216,075)	48.10%
Investing activities	(294,790)	(325,990)	$31,200	-9.57%
Financing activities	959,650	917,055	$42,595	4.64%
Net change in cash	$(394)	$141,885	$(142,279)	-100.28%

Cash Flow from Operating Activities

	Nine Months Ended March 31,
	2025	2024	Net Change
Operating activities
Net loss	$(3,785,769)	$(2,594,215)	$(1,191,554)
Adjustments to reconcile net loss to net cash used in operations
Warrants issued for services	-	84,230	(84,230)	A
Warrants issued for financing cost	-	721,470	(721,470)	B
Depreciation and amortization	3,970	-	3,970	C
Impairment of inventory	-	251,010	(251,010)	D
Impairment of other current assets	-	46,130	(46,130)	E
Loss on debt extinguishment	113,955	128,330	(14,375)	F
Derivative expense	611,583	-	611,583	R
Amortization of debt discount	186,318	578,853	(392,535)	G
Bad debt expense	48,801	-	48,801	H
Stock issued for services	995	7,800	(6,805)	I
Stock issued for financing costs	-	50,000	(50,000)	J
Vesting of Series C - preferred stock - issued as compensation	1,077,800	-	1,077,800	K
Interest expense incurred in connection with increase in debt principal	73,750	-	73,750	L
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(28,512)	7,738	(36,250)	M
Inventory	25,808	(10,650)	36,458	N
Prepaids and other	91,906	(140,628)	232,534	O
Increase (decrease) in
Accounts payable and accrued expenses	1,527,614	293,277	1,234,337	P
Accounts payable and accrued expenses - related party	(613,476)	127,475	(740,951)	Q
Net cash used in operating activities	$(665,254)	$(449,180)	$(216,074)

For the nine months ended March 31, 2025, net cash used in operating activities totaled $665,254, compared to $449,180 in the prior year period—an increase of $216,074, or approximately 48%. This increase in operating cash usage reflects a combination of expanded operating activity, strategic compensation adjustments, and working capital movements tied to our growth and acquisition roadmap.

Net Loss and Adjustments (A–L and R)

Our net loss increased to $3.17 million (A), up from $2.59 million in the prior-year period, driven primarily by expanded operating costs associated with acquisitions, executive compensation, and direct-to-consumer scale-up. However, the composition of this net loss and the associated non-cash adjustments shifted significantly year-over-year:

●	In the prior year, cash flow benefited from non-cash financing-related adjustments, including warrants issued for financing ($721,470, B) and services ($84,230, A), which were not repeated in 2025.
●	The absence of non-recurring impairments in 2025 (inventory and other assets totaling $297,140 in 2024, D & E) also reduced the magnitude of non-cash add-backs.
●	Similarly, amortization of debt discount decreased by $392,535 (G), reflecting reduced legacy debt instruments.
●	However, 2025 included new significant non-cash adjustments:

○	$1.08 million in Series C preferred stock vesting (K), which reflects equity-based compensation to key personnel.
○	$186,318 in debt discount amortization (G) tied to new financing arrangements.
○	$113,955 in non-cash losses from debt extinguishment (F).
$611,583 in derivative expense (R)
○	$73,750 of accrued interest expense (L), tied to increases in principal balances.
○	$48,801 in bad debt expense (H), reflecting conservative receivables management.

Together, these changes indicate a transition from traditional cash-based service and financing compensation to more equity-based structures and investment in long-term personnel alignment.

Working Capital and Operational Adjustments (M–Q)

Working capital changes also played a significant role in operating cash flow:

●	Accounts payable and accrued expenses increased by $1.53 million (P)—a strong positive cash flow driver, reflecting both increased scale and timing of payments.
●	However, this was partially offset by a $613,476 reduction in related-party payables (Q) as legacy obligations were settled or restructured.
●	Operational efficiency improvements helped:

○	Inventory increased $25,808 (N), indicating improved turnover versus prior period levels.
○	Prepaid expenses decreased by $91,906 (O), as upfront service and vendor payments declined.
○	Accounts receivable increased by $28,512 (M), reflecting a modest uptick in uncollected sales due to direct-to-consumer transactions.

These shifts reflect enhanced controls around receivables, leaner inventory, and greater cost absorption capacity driven by acquisition and integration efforts.

Management remains focused on aligning operational expenditures with revenue scalability while reducing reliance on working capital-intensive financing structures. With further integration of acquired businesses and a shift to digital-first revenue models, we anticipate improved cash efficiency in subsequent periods.

Cash Flow from Investing Activities

	Nine Months Ended March 31,
	2025	2024	Net Change
Investing activities
Cash acquired in acquisitions	$28,253	$-	$28,253	A
Acquisition of property and equipment	(39,700)	-	(39,700)	B
Advances to Future Hospitality Ventures Holdings, Inc. prior to acquisition - including interest receivable	(283,343)	(149,990)	(133,353)	C
Acquisition costs secured by debt	-	(176,000)	176,000	D
Net cash used in investing activities	$(294,790)	$(325,990)	$31,200

During the nine months ended March 31, 2025, net cash used in investing activities totaled $294,790, compared to $325,990 during the prior-year period—an improvement of $31,200, or approximately 8%. This modest improvement reflects a reallocation of investment resources as we transition from acquisition structuring into operational integration and strategic capital deployment.

(A) Cash Acquired in Acquisitions – $28,253 (Positive)

For the nine months ended March 31, 2025, the Company completed business combinations that resulted in $28,253 of cash acquired as part of acquired entity balances. This was the first period in which our acquisitions began to yield a positive impact on our consolidated cash position. These acquired balances help offset some of the Company’s upfront acquisition outflows and indicate that future acquisitions may be increasingly accretive to liquidity.

(B) Acquisition of Property and Equipment – $(39,700) (Negative)

In 2025, the Company made a strategic investment of $39,700 in capital expenditures, primarily related to infrastructure and logistics to support our direct-to-consumer delivery model. No such investments occurred in the prior-year period. These expenditures are expected to provide operational leverage and fulfillment efficiency over time.

(C) Advances to Future Hospitality Ventures Holdings, Inc. – $(283,343) vs. $(149,990)

Advances made to Future Hospitality Ventures Holdings, Inc. totaled $283,343 in 2025 (inclusive of accrued interest), an increase of $133,353 over the prior period. These cash advances represent pre-acquisition support provided to streamline closing and integrate financial systems and vendor commitments ahead of formal consolidation. While they represented a short-term drain on cash, these advances were essential to positioning the Company for successful post-acquisition onboarding and revenue conversion.

(D) Acquisition Costs Secured by Debt – $0 in 2025 vs. $(176,000) in 2024

In contrast to the prior year, in which $176,000 of acquisition-related costs were financed through third-party debt (and thus not reflected in net cash outflows), all acquisition expenses in the current period were funded directly with operating cash or equity. The shift away from debt-backed acquisition funding represents a strategic pivot to limit debt leverage, reduce future interest expense, and preserve future financing flexibility.

Cash Flow from Financing Activities

	Nine Months Ended March 31,
	2025	2024	Net Change
Financing activities
Proceeds from notes payable	$-	$917,055	$(917,055)	A
Proceeds from convertible notes payable	959,650	-	959,650	B
Net cash provided by financing activities	$959,650	$917,055	$42,595

During the nine months ended March 31, 2025, the Company did not generate any proceeds from traditional notes payable, compared to $917,055 raised through such instruments in the prior-year period. This $917,055 decrease reflects a strategic shift away from conventional debt financing as the Company seeks to diversify its capital structure and reduce reliance on short-term borrowing. Instead, the Company secured $959,650 in proceeds through convertible notes payable, a flexible financing arrangement that allows the debt to be converted into equity under certain conditions.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities.

These estimates are based on historical experience and on various other factors believed to be reasonable under the circumstances, including current economic conditions and information available at the time the financial statements are prepared. Actual results may differ materially from those estimates, and such differences could have a material impact on our financial position or results of operations.

We define our critical accounting policies as those that require significant judgment or complexity in their application and that are most important to the portrayal of our financial condition and results of operations. These policies typically require assumptions about matters that are uncertain at the time the estimate is made and could change materially in subsequent periods.

Significant estimates for the nine months ended March 31, 2025 and 2024, respectively, include the following:

●	Allowance for Doubtful Accounts and Other Receivables – Management evaluates the collectability of accounts and other receivables based on historical trends, customer-specific credit risk, aging, and current economic conditions. Adjustments to the allowance are recorded as necessary to reflect expected losses.
●	Inventory Reserves and Classifications – We assess our inventory for obsolescence, impairment, and classification between raw materials, work-in-process, and finished goods. Changes in demand forecasts, damage, or excess supply may lead to write-downs to net realizable value.
●	Valuation of Goodwill and Intangible Assets (Acquired in an Acquisition) – Goodwill and indefinite-lived intangible assets are not amortized but are tested annually for impairment, or more frequently if events or circumstances indicate possible impairment. Valuation involves estimating future discounted cash flows or applying a market-based approach.
●	Impairment Losses Related to Goodwill and Intangible Assets – We periodically assess long-lived assets and intangible assets with finite lives for impairment when indicators of impairment are present. The process includes evaluating future cash flows and other market-based factors.
●	Valuation of Loss Contingencies – We assess potential liabilities from legal proceedings, regulatory matters, and other contingencies and recognize a liability when it is both probable that a loss has been incurred and the amount can be reasonably estimated.
●	Valuation of Stock-Based Compensation – We estimate the fair value of stock-based compensation awards using appropriate valuation models (e.g., Black-Scholes), which include assumptions such as volatility, risk-free interest rate, and expected term. The resulting expense is recognized over the requisite service period.
●	Estimated Useful Lives of Property and Equipment – Depreciation is calculated using estimated useful lives of our tangible assets. These estimates reflect management’s judgment on the period the assets are expected to be used and are adjusted if conditions warrant a revision.
●	Uncertain Tax Positions – We evaluate our tax positions in accordance with ASC 740 and recognize a liability when it is more likely than not that a tax position will not be sustained upon examination by tax authorities. Estimates are updated as new information becomes available.
●	Valuation Allowance on Deferred Tax Assets – Deferred tax assets are recognized only to the extent it is more likely than not they will be realized. This assessment includes consideration of future taxable income, tax planning strategies, and historical results. A full valuation allowance remains in place as of March 31, 2025.

Please refer to Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, for a comprehensive description of these policies. There were no material changes in our critical accounting policies or estimates during the nine months ended March 31, 2025, though the Company continues to monitor the impact of business combinations, evolving market conditions, and financing transactions (including convertible debt and stock-based compensation) on the valuation of assets, liabilities, and equity-based instruments.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2025 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set out below, there were no other sales of equity securities during the nine months covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K or Form 10-Q filed by the Company.

On December 9, 2024, the Company issued 83,333 shares of its Series C, convertible preferred stock under the terms of a share exchange agreement entered into on September 4, 2024, as amended. The acquisition of SWC closed on March 31, 2025.

On March 25, 2025, the Company granted 94,250 shares of Series C, convertible preferred stock. These shares are subject to vesting provisions.

On March 31, 2025, the Company issued 10,000 shares of its Series C, convertible preferred stock under the terms of a share exchange agreement with Skytech.

During the nine months ended March 31, 2025 the Company issued 50,000 shares of is unregistered, restricted common stock to a vendor as part of an agreement to retire accounts payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 27, 2024, the Board of Directors accepted the resignations of Dr. Thanuja Hamilton and Ms. Nisa Amoils from the Board, effective immediately.

A consulting agreement entered into with Sean Folkson, director, on February 2, 2024, was automatically renewed for a further term on March 31, 2025.

On January 21, 2025, the Board of Directors (the “Board”) of Nightfood Holdings, Inc. (the “Company”) appointed Mr. Jamie Steigerwald and Mr. Christopher Dieterich as members of the Board. In addition, the Board designated Mr. Steigerwald as Chairman of the Board, replacing Mr. Sean Folkson, effective immediately.

Resignation of Sonny Wang as Chief Executive Officer

On April 30, 2025, Sonny Wang resigned from his position as Chief Executive Officer of Nightfood Holdings Inc.

Appointment of Directors and Officers

On April 29, 2025, the board of directors (the “Board”) of Nightfood Holdings Inc. (the “Company”) appointed Jimmy Chan as the replacement of Sonny Wang as the Chief Executive Officer. On the same date, the Board also appointed Sonny Wang as Chief Revenue Officer. On such date, the Board appointed Ried Floco to the Board, as a replacement for the vacancy created by Sean Folkson’s previous resignation from the Board, and Ried Floco as the President of the Company.

Director and Officer Trading Arrangements

No directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

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

Nightfood Holdings, Inc.

Dated: June 27, 2025	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

