Form 10-K
period 2025-06-30
NightFood Holdings, Inc.
filed 2025-10-14
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 000-55406

NIGHTFOOD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Registrant’s Principal Office

13501 South Main Street, Los Angeles, CA 90016

 Registrant’s telephone number, including area code:

(888-888-6444)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The aggregate market value of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,923,511.

The number of shares of the registrant’s Common Stock outstanding as of October 14, 2025 was 151,941,921 shares.

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

Item 1. Business Overview

Nightfood Holdings, Inc. dba TechForce Robotics, Inc. (“Nightfood Holdings,” together with its wholly-owned subsidiaries, “we”, “us”, “NGTF”, the “Company” or “Nightfood”) was incorporated on October 16, 2013, in the State of Nevada in connection with a reorganization of Nightfood, Inc., incorporated on January 14, 2010 as a New York corporation, whereby it became the first wholly-owned subsidiary of Nightfood Holdings. We are also the sole shareholder of MJ Munchies, Inc., currently revoked in the State of Nevada, which owns certain intellectual property, but does not have any operations as of the period covered by these financial statements.

In addition to Nightfood, Inc., Nightfood Holdings acquired two (2) additional subsidiaries during fiscal year 2025 On February 2, 2024, Nightfood Holdings closed the acquisition of Future Hospitality Ventures Holdings Inc., a Nevada corporation (“FHVH” or “Future Hospitality”), and a new entrant in the Robots-as-a-Service (“RaaS”) space. Subsequently, on March 31, 2025, Nightfood Holdings closed the acquisitions of both SWC Group, Inc. (doing business as CarryoutSupplies.com), a California corporation (“SWC”), and Skytech Automated Solutions Inc., a Delaware corporation (“Skytech”). On September 2, 2025, Skytech Automated Solutions, Inc., formally changed its name to TechForce Robotics, Inc.

Recent Development and Current Operations

Nightfood Holdings, Inc. dba TechForce Robotics (the “Company”) operates through three wholly owned subsidiaries that collectively position us to capitalize on the accelerating demand for automation and efficiency in the hospitality and foodservice industries: TechForce Robotics, Inc. (formerly Skytech Automated Solutions Inc.), Future Hospitality Ventures Holdings Inc. (d/b/a RoboOp365), and SWC Group, Inc. (d/b/a CarryOutSupplies.com).

TechForce Robotics, Inc. serves as the Company’s operational backbone, supported by a team with deep expertise in hospitality operations and a proven track record of building, managing, and scaling hotel and foodservice platforms. This operational strength enables TechForce to lead to the deployment of robotic and AI-enabled automation solutions, ensuring seamless integration into daily operations. Management believes TechForce’s depth of experience is a key differentiator that positions the Company to execute where many robotics competitors may struggle.

Future Hospitality (RoboOp365) enhances this foundation by delivering advanced AI-enabled robotic systems designed to reduce labor costs, increase efficiency, and improve consumer experience. Launched in California shortly before the state’s 2025 minimum wage increase in foodservice and hospitality, RoboOp365 has benefited from heightened industry awareness and urgency around automation. Its plug-and-play solutions are designed to integrate easily into restaurants, hotels, healthcare facilities, school cafeterias, and other foodservice environments, with exponential benefits for operators managing multiple locations is our initial strategic focus.

SWC Group, Inc. (CarryOutSupplies.com) further complements the Company’s ecosystem, having served more than 6,000 foodservice operators across the United States. As a recognized leader in custom-printed foodservice packaging, SWC generates recurring revenue while also providing a ready-made distribution and marketing channel for cross-selling our robotic solutions to an established base of industry decision-makers.

On August 27, 2025, the Company completed the acquisition of the Holiday Inn Victorville, a 155-room hotel, through a $39 million all-share exchange (216,667 shares of Series C, preferred stock). This property, one of two hotel assets recently acquired, not only strengthens our balance sheet but also provides a live testing ground for deploying our robotic solutions in a full-scale hospitality environment. Management views this acquisition as a critical milestone in validating our technology, improving operating efficiency, and incubating new concepts that can be scaled across the broader hospitality and foodservice landscape.

Looking ahead, the Company intends to extend its robotics and automation solutions beyond hospitality into other labor-intensive sectors, including healthcare facilities, convention centers, educational institutions, and large-scale entertainment venues. By combining TechForce’s operational expertise, RoboOp365’s advanced AI robotics, SWC’s extensive customer access, and our owned hotel assets as innovation test beds, the Company is building a vertically integrated platform designed to drive innovation, efficiency, and long-term shareholder value across multiple industries.

During the first fiscal quarter of 2026, the Company completed two hotel acquisitions as part of its strategy to expand its owned and operated hospitality platform in key California markets. On August 27, 2025, the Company acquired Victorville Treasure Holdings LLC, owner of a 155-room property in Victorville, California, for total consideration of approximately $39 million, satisfied through the issuance of Series C Convertible Preferred Stock. On September 30, 2025, the Company acquired Ranch Mirage Hilton LLC, owner of the Hilton Garden Inn Palm Springs – Ranch Mirage, for total consideration of approximately $24 million, also settled in Series C Convertible Preferred Stock.

Both transactions were accounted for as business combinations under ASC 805 and are expected to strengthen the Company’s hospitality operations platform, expand recurring revenue from owned properties, and create opportunities for franchise-brand leverage. The Victorville acquisition involves value-add renovation and franchise-conversion initiatives, while the Ranch Mirage Hilton acquisition adds an established, branded property expected to contribute immediate operating income.

Each acquisition included an earn-out component payable in additional Series C Convertible Preferred Stock upon achievement of defined post-closing milestones, as described in Note 8 — Stockholders’ Deficit. The Company is finalizing the valuation of identifiable tangible and intangible assets and goodwill associated with these business combinations; amounts recognized as of June 30, 2026 are provisional and will be adjusted during the measurement period as permitted under ASC 805.

Products and Services

The Company offers a comprehensive suite of products and services designed to meet the evolving needs of the hospitality and food service industries. Through TechForce Robotics, Inc., we deploy AI-powered robotic systems and automation services that handle repetitive, labor-intensive tasks such as food delivery, bussing, cleaning, and back-of-house operations. Future Hospitality (RoboOp365) provides plug-and-play robotic solutions integrated with proprietary AI software, enabling customers to improve efficiency, reduce labor costs, and enhance guest experiences across restaurants, hotels, healthcare facilities, and institutional foodservice environments. SWC Group, Inc. (CarryOutSupplies.com) complement these technological offerings with custom-printed packaging products, including cups, containers, and other foodservice supplies, giving operators both brand-enhancing packaging and a direct channel to adopt robotic solutions. Together, these subsidiaries allow the Company to provide end-to-end solutions, combining automation hardware, AI-driven software, service and maintenance, and consumable packaging products, creating a vertically integrated platform that drives operational efficiency and customer value.

TechForce Robotics

Products

The Company believes TechForce Robotics, Inc. is uniquely positioned as the operational backbone of its robotics platform, leveraging decades of hands-on hospitality and foodservice expertise to ensure the successful deployment of AI-powered automation solutions. Unlike many robotics companies that focus solely on hardware, TechForce combines robotics with deep operational know-how, enabling seamless integration of automation into real-world environments.

TechForce Robotics offers a suite of robotics and automation solutions under the Robots-as-a-Service (RaaS) model, designed to address repetitive, labor-intensive, and injury-prone tasks that are increasingly difficult for staff to manage. These solutions support both guest-facing and back-of-house operations, helping operators achieve cost savings, efficiency improvements, and enhanced service consistency.

1.

Meet Concierge – Your Smart Room Service Assistant

Concierge is the ultimate room service delivery robot for hotels and resorts. Whether delivering meals, beverages, toiletries, or special requests, Concierge ensures every order arrives quickly, securely, and contact-free. Featuring AI-powered navigation, touchless elevator and door access, and secure storage compartments, Concierge provides seamless, round-the-clock service. By reducing wait times and lightening staff workloads, Concierge enhances guest satisfaction while optimizing operations.

2.

Meet LIN-E – The Laundry Helper and Housekeeping Assistant

LIN-E is an intelligent housekeeping robot designed to handle the heavy lifting of laundry and trash management. Equipped with advanced sensors, AI navigation, and robotic arms, LIN-E autonomously transports laundry and waste, operating elevators and doors independently. Ideal for hotels, stadiums, convention centers, and large facilities, LIN-E improves efficiency, reduces physical strain on staff, and streamlines back-of-house operations.

3.

Meet Matradee – Front-of-House Food Service Assistant

Matradee is designed to assist servers in delivering meals efficiently and consistently in high-volume foodservice settings. By working alongside staff, Matradee helps minimize errors, accelerate service times, and enhance the overall dining experience for guests.

4.

Meet Dustee – The Smart Cleaning Assistant

Dustee automates sweeping and basic floor cleaning tasks, reducing the need for manual labor in maintaining clean, safe environments. By handling one of the most repetitive housekeeping functions, Dustee enables staff to focus on higher-value responsibilities.

TechForce has an established track record of building and managing more than 130 hotels and developing over 50 properties from the ground up. This operational background provides the Company with a unique advantage: the ability to test, refine, and implement robotic solutions in live hospitality environments with confidence and precision.

In recent months, TechForce has begun positioning its solutions for deployment across hotels, convention centers, healthcare facilities, and shopping malls. The Company is also using its owned hotel assets—including the recently acquired Holiday Inn Victorville—as innovation hubs to validate and showcase real-world use cases for robotics and AI-enabled automation.

The website for TechForce Robotics is www.techforcerobotics.com

Future Hospitality

Products

The Company believes it is revolutionizing the hospitality industry with plug-and-play robotics and automation solutions designed to enhance service efficiency and consistency.

Regular national media coverage highlights the ongoing labor crisis in California, which is creating massive upheaval across the food service industry. With minimum wage for all fast-food employees in California increased to $20, effective April 1, 2024, many long-standing businesses have been forced to shut down. Others are actively looking to invest in automation solutions that will allow them to remain viable now and in the future.

Future Hospitality offers two key robotics solutions through the RaaS business model, which can transform both front-end and back-end operations within the hospitality industry.

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

The website for Future Hospitality is www.roboop365.com.

CarryOutSupplies.com

Products

The Company believes CarryOutSupplies.com is one of the most recognized names in the custom-printed foodservice packaging industry, serving as both a revenue-generating subsidiary and a strategic channel for introducing our robotics and automation solutions to the market. With over 6,000 customers served across the United States since inception, CarryOutSupplies.com has established a strong reputation for quality, reliability, and service.

CarryOutSupplies.com provides a wide range of foodservice packaging products, specializing in custom printing that helps operators strengthen their brand identity while meeting day-to-day operational needs. Products include:

1.	Custom-Printed Cups – Disposable paper and plastic cups available in multiple sizes, with high-quality custom printing to promote brand visibility and enhance customer experience.
2.	Takeout Containers and Boxes – Eco-friendly and durable packaging for restaurants, caterers, and foodservice operators, designed to keep food fresh during transport while showcasing custom branding.
3.	Utensils and Accessories – Branded or generic foodservice accessories, including straws, cutlery, napkins, and lids, to provide operators with a one-stop shop for all consumable needs.
4.	Eco-Friendly Packaging Solutions – Compostable and recyclable packaging options designed to meet increasing consumer and regulatory demand for sustainable products, helping operators align with ESG and green initiatives.

In addition to providing consumables, CarryOutSupplies.com serves as a strategic sales and distribution channel for the Company’s robotics offerings. Its established relationships with thousands of foodservice operators give the Company immediate access to decision-makers who are increasingly seeking automation solutions to reduce costs and improve efficiency.

By combining consumable products with robotics cross-selling opportunities, CarryOutSupplies.com not only generates recurring revenue but also accelerates adoption of the Company’s automation technologies across the hospitality and foodservice industries.

The website for CarryOutSupplies.com is www.carryoutsupplies.com

Market Trends

In an era where the gig economy reshapes labor dynamics, minimum wages rise, and labor disputes intensify, the food service industry stands at a crucial crossroads. Service robots, such as our cutting-edge culinary assistants, are not just a nod to the future, they are a robust solution to today’s burgeoning challenges.

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

Marketing

The Company is actively marketing its products and services through a combination of direct sales efforts and referral-based introductions across its hospitality and foodservice network. To accelerate adoption of its Robots-as-a-Service (RaaS) solutions, the Company offers prospective customers free trial deployments, allowing operators to experience firsthand the value, efficiency gains, and cost savings of automation without requiring upfront financial commitments. This approach reduces adoption barriers, showcases real-world use cases, and positions the Company to convert trials into long-term service contracts.

While the Company is not yet generating significant revenue from its RaaS operations, management believes that its targeted marketing efforts, coupled with an expanding customer pipeline and the trial-to-contract model, provide a strong foundation for revenue growth in the near term.

Competition

Service robotics is still an emerging sector in the United States. While many countries have already adopted automation across a wide range of industries, the U.S. market remains several years behind and is still in the early stages of adaptation. This creates both challenges and opportunities.

Overseas manufacturers currently hold meaningful market share outside the United States; however, many have limited or no presence in the U.S. market. We believe this gap provides a unique opportunity for the Company to establish itself as a first mover in the domestic market. By combining our in-depth operational expertise with a home-field advantage in the U.S., management believes we are well positioned to capture significant market share, set industry standards, and emerge as a market leader.

Furthermore, we anticipate that our platform can become the preferred distribution and deployment channel for other robotic manufacturers and innovators seeking entry into the U.S. market. By leveraging our experience, infrastructure, and established customer relationships, we aim to accelerate adoption and build a leadership position as the U.S. service robotics industry matures.

Government Regulations

In the United States, the National Institute of Standards and Technology (NIST) has developed frameworks and guidelines to help ensure the safety, reliability, and interoperability of robotics and autonomous systems. These standards provide guidance for developing, deploying, and operating robots in a variety of applications.

The United States has been a leader in robotics innovation for several decades and is home to some of the most prominent robotics companies, including Boston Dynamics, iRobot, and Amazon Robotics (formerly Kiva Systems). The U.S. government has recognized the potential of robotics to drive economic growth, enhance productivity, and improve efficiency, and it has implemented policies and programs to support industry development.

One of the most significant initiatives is the National Robotics Initiative (NRI), launched in 2011. The NRI is a multi-agency collaboration involving the National Science Foundation, NASA, the Department of Defense, and the Department of Agriculture, among others. The program provides funding for robotics research and development across multiple industries, including manufacturing, healthcare, and transportation, with a particular focus on human–robot collaboration (“co-robotics”).

In addition, the U.S. Department of Labor has supported apprenticeship and workforce training programs in robotics and advanced manufacturing through its ApprenticeshipUSA framework and related initiatives. These programs are designed to address the skills gap in the workforce and ensure workers are trained to meet the growing demand for robotics expertise.

Beyond these initiatives, companies operating in the robotics industry must also consider data privacy, AI ethics, and workplace safety requirements under existing U.S. regulations. Compliance with standards such as OSHA guidelines, emerging AI governance frameworks, and data protection policies is expected to play an increasing role as robotics solutions scale into mainstream use.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We rely on the integrity and availability of our information technology (“IT”) systems, as well as those of certain third-party service providers, to support our operations and safeguard sensitive information. These systems may store or process confidential business data, intellectual property, financial records, and personal information.

Most of our robots leverage on-site servers, which provides greater control over data and reduces reliance on overseas or manufacturer-hosted servers often used by other robotics companies. We believe this approach enhances system security and protects sensitive operational and customer information.

We maintain security measures intended to protect against cybersecurity threats; however, no system is entirely free from risk. To date, we have not experienced any material cybersecurity incidents. We monitor applicable U.S. data privacy and cybersecurity standards and will continue to prioritize cybersecurity as a core element of our operations.

Governance and Oversight

Oversight of cybersecurity risk currently rests with department managers, who are responsible for monitoring IT systems, addressing potential risks, and reporting issues directly to senior management. At this stage, the Company has not established formal Board-level committees dedicated to cybersecurity; however, management, led by our Chief Executive Officer, President, Subsidiary Chief Executive Officers and Chairman, oversees day-to-day cybersecurity operations and engages external specialists as needed.

The Company recognizes the importance of cybersecurity governance and intends to formalize oversight structures, including establishing Board-level committees, in the near future as our operations expand.

Risk Management Approach

We have implemented, and continue to enhance, a cybersecurity risk management program designed to identify, assess, and mitigate threats to our systems and data. Current measures include:

●	Use of firewalls, antivirus and endpoint protection tools, and restricted access to critical systems;

●	Multi-factor authentication for select systems and administrative users;

●	Employee training programs focused on phishing awareness and data security practices;

●	Incident response procedures to detect, contain, and remediate security events; and

●	Engagement of third-party providers to conduct vulnerability testing and supplement technical expertise where internal resources are limited.

We are in the process of expanding our policies and procedures to better align with recognized security standards and improve documentation of our cybersecurity framework. We acknowledge that, given our size and available resources, the maturity of our program may be more limited than that of larger organizations.

Third-Party Vendor Risk

A significant portion of our data storage, communications, and operational systems are hosted or managed by third-party vendors. While we perform diligence and require certain contractual security obligations, we do not directly control these external systems. As a result, our operations may be impacted by cybersecurity vulnerabilities or incidents affecting our vendors.

Incident History

To date, we are not aware of any cybersecurity incidents that have had a material adverse effect on our operations, business, results of operations, or financial condition. We have, however, experienced routine attempted phishing attacks, malware probes, and other common malicious activity. These attempts have been contained without material impact.

Potential Risks

Cybersecurity threats, if realized, could disrupt operations, compromise sensitive data, damage our reputation, subject us to regulatory investigations or penalties, and result in significant financial losses. While we maintain processes and controls designed to prevent or mitigate such risks, no system can provide absolute assurance.

Future Enhancements

We are committed to strengthening our cybersecurity posture as our operations expand. Planned initiatives include enhancing continuous monitoring capabilities, expanding multi-factor authentication to additional systems, improving vendor oversight, and formalizing Board-level oversight of cybersecurity through dedicated committees. These steps are intended to align our practices more closely with recognized industry standards and support long-term resilience.

Item 2. Properties

Our corporate address is 13501 S Main Street, Los Angeles, CA 90016 and our telephone number is 866-291-7778.

Future Hospitality Ventures Holdings, Inc. rents office space at 177 E Colorado Blvd Ste 200, Pasadena, CA 91105 TechForce Robotics, Inc. rents office space at 42225 Remington Ave, #A15, Temecula, CA, 92590

We do not own any real estate at the above locations.

Victorville Treasure Holding, LLC is a hotel located at 15494 Palmdale Road, Victorville, California 92392. This property is owned by the Company as of August 27, 2025.

Item 3. Legal Proceedings

There are no current, past, pending or threatened legal proceedings or administrative actions either by or against the issuer that could have a material effect on the issuer’s business, financial condition, or operations. The Company is not currently aware of any creditor disputes, vendor collection actions, or shareholder claims.

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

The last reported price was $0.0493 on October 10, 2025.

Period Ending June 30, 2025	High	Low
September 30, 2024	$0.0170	$0.0150
December 31, 2024	0.0069	0.0060
March 31, 2025	0.0088	0.0706
June 30, 2025	0.0200	0.0180

Period Ending June 30, 2024:
September 30, 2023	$0.0425	$0.0400
December 31, 2023	0.0195	0.0170
March 31, 2024	0.0120	0.0110
June 30, 2024	0.0220	0.0183

b) Holders

On June 30, 2025, there are approximately 281 holders of record of our common stock. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

c) Dividends

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have the intention of paying cash dividends on our common stock in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal years ended June 30, 2025 and 2024.

e) Recent Sales of Unregistered Securities

During the Fiscal Year ended June 30, 2025, the Company issued the following equity securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Series C, Convertible Preferred Stock Issued for Services

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

Series C, Convertible Preferred Stock Issued for Services

On February 17, 2025, the Company issued 2,000 shares of Series C, convertible preferred stock to a consultant for services rendered. The fair value of the Series C shares was based on the quoted closing trading price of $0.0081/share. Applying the 6,000:1 conversion ratio, the grant equates to 12,000,000 common shares on an as-converted basis, resulting in a total fair value of $97,200.

Stock Issued for Services

The Company issued 50,000 shares of common stock to consultants for services rendered, having a fair value of $995 ($0.0199/share), based upon the quoted closing trading price.

Common Stock Issued in connection with Conversion of Convertible Notes Payable

The Company issued an aggregate 8,003,164 shares of common stock to certain convertible debt holders, having a fair value of $264,120 ($0.033/share), based upon the quoted closing trading price.

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

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith, and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward- looking statements as a result of various risks, uncertainties and other factors

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward- looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Results of Operations for the Years Ended June 30, 2025 and 2024

	Year Ended June 30,		Period Change
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues - net	$482,285	$-	$482,285	0%	A
Cost of sales	412,503	-	412,503	0%	B
Impairment of goodwill	897,542	-	897,542	0%	C
Depreciation and amortization	45,552	-	45,552	0%	D
General and administrative expenses	3,673,760	712,052	2,961,708	416%	E
Loss from operations	(4,547,072)	(712,052)	(3,789,468)	532%	F
Other income (expense) - net	(3,389,112)	(2,241,410)	1,147,702	-51%	G
Loss from continuing operations	(7,936,184)	(2,953,462)	4,982,722	-169%	H
Loss from discontinued operations	(179,694)	(282,044)	(102,350)	36%	I
Net Loss	(8,115,878)	(3,235,506)	4,880,372	-151%	J

A. Revenues - net

Revenues were $482,285 in fiscal 2025 compared to no revenues from continuing operations in fiscal 2024. The increase was attributable to (i) the launch of Foodservice Packaging Distribution following its acquisition on March 31, 2025, and (ii) the commencement of initial customer billings under the Robotics-as-a-Service (“RaaS”) segment. The absence of revenues in the prior year fully accounts for the year-over-year increase.

B. Cost of Sales

Cost of sales was $412,503 in fiscal 2025, reflecting direct product sourcing, distribution, and equipment deployment costs associated with the packaging and RaaS businesses. As both segments only commenced near the end of fiscal 2025, no comparable costs were recorded in fiscal 2024.

C. Impairment of Goodwill

In fiscal 2025, the Company recognized a full impairment charge of $897,542 related to goodwill previously assigned to the RaaS (Robotics-as-a-Service) reporting unit. The impairment was triggered by continued operating losses, minimal revenues, and the inability to achieve the planned commercialization milestones for the legacy RaaS platform.

Subsequent to the impairment, the Company initiated a strategic realignment of its robotics technology initiatives under Skytech, a newly acquired subsidiary focused on integrating advanced automation and sensor systems into its future product roadmap. The goodwill impairment relates solely to historical RaaS operations and does not affect the carrying value of assets or goodwill attributable to Skytech.

No goodwill impairment was recorded in fiscal 2024.

D. Depreciation and Amortization

Depreciation and amortization totaled $45,552 in fiscal 2025 compared to none in the prior year. The increase reflects the capitalization of property, equipment, and intangible assets acquired as part of the SWC acquisition, which support both the packaging and RaaS operations.

E. General and Administrative Expenses

General and administrative expenses were $3,673,760 in fiscal 2025, compared to $712,052 in fiscal 2024. The $2,961,708 increase reflects the build-out of corporate infrastructure to support public company compliance and governance, expansion of finance, legal, and IT functions, and personnel costs associated with scaling the RaaS business. The increase also includes nonrecurring start-up costs incurred to establish the foodservice packaging distribution business following its acquisition.

F. Loss from operations

Loss from operations was $4,547,072 in fiscal 2025, compared to $712,052 in fiscal 2024. The increase of $3,789,468 was primarily due to higher general and administrative expenses, recognition of the goodwill impairment charge, and the addition of cost of sales and depreciation related to the newly launched packaging and RaaS operations.

G. Other income (expense) – net

Other expense, net, was $3,389,112 in fiscal 2025 compared to $2,241,410 in fiscal 2024, an unfavorable change of $1,147,702. The increase in expense was driven by higher interest costs associated with financing activities, amortization of debt issuance costs, and fair value losses on financing instruments and derivatives.

H. Loss from Continuing Operations

Loss from continuing operations totaled $7,936,184 in fiscal 2025, compared to $2,953,462 in fiscal 2024. The increase of $4,982,722 reflects the combined impact of the goodwill impairment, increased general and administrative costs, and higher financing and non-operating expenses.

I. Loss from Discontinued Operations

Loss from discontinued operations, which relates to the legacy Snacks and Beverages segment, was $179,694 in fiscal 2025 compared to $282,044 in fiscal 2024. The $102,350 reduction in loss reflects lower exit-related costs as the segment continued to wind down.

J. Net Loss

Net loss was $8,115,878 in fiscal 2025 compared to $3,235,506 in fiscal 2024, an unfavorable change of $4,880,372. The larger net loss primarily reflects the launch of packaging and RaaS operations (including associated start-up losses), the recognition of the goodwill impairment, increased corporate overhead, and higher non-operating expenses. See discussion of all items above.

Other Income (Expense)

	Year Ended June 30,		Period Change
	2025	2024	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$75,119	$17,599	$57,520	327%	A
Other income	9,810	-	$9,810	0%	B
Loss on debt extinguishment	(113,955)	(111,730)	$(2,225)	2%	C
Derivative expense	(653,792)	-	$(653,792)	0%	D
Interest expense (including amortization of debt discount)	(1,526,067)	(2,147,279)	$621,212	-29%	E
Change in fair value of derivative liabilities	(190,102)	-	$(190,102)	0%	F
Loss on settlement of pre-existing assets	(1,490,803)	-	$(1,490,803)	0%	G
Gain on debt extinguishment - derivative liabilities	500,678	-	$500,678	0%	H
Total other income (expense) - net	$(3,389,112)	$(2,241,410)	$(1,147,702)	51%

Other Income (Expense) – Net

Other expense, net, was $(3,389,112) in fiscal 2025 compared to $(2,241,410) in fiscal 2024, an unfavorable change of $1,147,702 (51%). The increase in expense was primarily attributable to new acquisition-related derivative items (D and F – SWC notes acquired) and the loss on settlement of pre-existing assets (prior to acquisition of SWC) (G), partially offset by lower interest expense (E) and a gain on debt extinguishment – derivative liabilities (H).

A — Interest income. Increased $57,520, or 327%, to $75,119 in fiscal 2025 compared to $17,599 in fiscal 2024. The increase reflects accrued interest income on a higher loan balance during 2025.

B — Other income. Increased $9,810 in fiscal 2025 due to miscellaneous, non-recurring receipts; there was no comparable item in 2024.

C — Loss on debt extinguishment. Increased slightly by $2,225, to $(113,955) in fiscal 2025 from $(111,730) in fiscal 2024. In both years, this line item reflected one-time non-cash losses related to modifications and settlements of debt instruments.

D — Derivative expense. New non-cash charge of $(653,792) in fiscal 2025, compared to none in 2024. This arose from debt instruments acquired with SWC that became convertible upon closing on March 31, 2025, triggering recognition of an embedded derivative liability at fair value. The excess of the derivative’s initial fair value over proceeds was expensed immediately.

E — Interest expense (including amortization of debt discount). Decreased $621,212, or 29%, to $(1,526,067) in fiscal 2025 from $(2,147,279) in fiscal 2024. The decrease was primarily due to lower non-cash amortization of debt discounts ($332,021 in 2025 versus $638,194 in 2024) and the settlement of higher-cost debt.

F — Change in fair value of derivative liabilities. New non-cash loss of $(190,102) in fiscal 2025, arising from period-end remeasurement of embedded conversion features on SWC-related convertible notes. No comparable item existed in 2024.

G — Loss on settlement of pre-existing assets. New $(1,490,803) non-cash loss in fiscal 2025, recognized upon settlement of intercompany advances among SWC, FHVH, and NGTF, such pre-existing relationships are measured and recognized separately from the business combination.

H — Gain on debt extinguishment – derivative liabilities. New gain of $500,678 in fiscal 2025, resulting from the remeasurement of the derivative liability upon repayment and conversion of principal on a convertible note (Loan #17), consistent with ASC 470-50.

Net Loss

Year Ended June 30,		Period Change
2025	2024	Increase (Decrease)
Amount	Amount	$ Amount	% Change
$(8,115,878)	$(3,235,506)	$(4,880,372)	151%

Net loss for the year ended June 30, 2025, was $8,115,878, compared to a net loss of $3,235,506 for the year ended June 30, 2024. This represents an increase in net loss of $4,880,372, or 151%.

The increase in net loss was primarily the result of:

1.	Higher general and administrative expenses – General and administrative expenses increased by $2,961,708, reflecting the expansion of corporate overhead to support public company compliance, additional headcount and infrastructure to scale the RaaS business, and start-up costs to establish the packaging business following its March 31, 2025 acquisition. These expenses were not present in the prior year and account for a significant portion of the increase in net loss.
2.	Recognition of goodwill impairment – The Company recorded a $897,542 impairment charge in fiscal 2025, fully writing off goodwill associated with part of the RaaS reporting unit (FHVH). This non-cash charge did not occur in fiscal 2024.
3.	Increased other expense – net – Other expense, net, rose by $1,147,702, largely reflecting acquisition-related non-cash charges in fiscal 2025, including:

○	Derivative expense of $653,792,
○	Loss on settlement of pre-existing assets of $1,490,803, and
○	Change in fair value of derivative liabilities of $190,102.
These were partially offset by a $500,678 gain on debt extinguishment – derivative liabilities and a $621,212 reduction in interest expense from the settlement of higher-cost debt obligations.

4.	New operating costs – Fiscal 2025 included $412,503 of cost of sales and $45,552 of depreciation and amortization attributable to the acquired packaging and robotics operations. These expenses did not exist in the prior year.
5.	Partially offsetting factors – The overall increase in net loss was mitigated by the Company’s first year of continuing operations revenues ($482,285 in fiscal 2025), which partially offset the additional costs and charges recognized during the year.

The majority of the year-over-year increase in net loss reflects the Company’s strategic acquisitions of SWC and Foodservice Packaging and the integration of those businesses, coupled with acquisition-related financing structures. Many of these charges were non-cash and non-recurring in nature but were necessary to position the Company for future growth.

Liquidity and Capital Resources

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended June 30, 2025, the Company had:

●	Net loss available to common stockholders of $8,127,444; and
●	Net cash used in operations was $1,634,483

Additionally, at June 30, 2025, the Company had:

●	Accumulated deficit of $46,753,844
●	Stockholders’ deficit of $(17,332,174)
●	Working capital deficit of $10,688,767; and
●	Cash on hand of $350,231

Following its recent acquisitions of SWC and Skytech, the Company has initiated early customer deployments under its Robotics-as-a-Service (“RaaS”) model and commenced revenue-generating activities. While these deployments represent an important step toward building recurring revenue, revenues to date are not sufficient to fund ongoing operations. Based on current operating levels and cash usage forecasts, existing cash resources are not sufficient to fund operations for the twelve months following the issuance of these financial statements without additional financing.

Historically, the Company has relied on third-party and related-party debt financing. There is no assurance that additional financing will be available on commercially acceptable terms, or at all. Furthermore, there is no assurance that any funds raised will be sufficient to enable the Company to complete its initiatives or achieve profitable operations.

The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the ability to successfully scale both its Foodservice Packaging and RaaS businesses, expand into new markets, respond to competitive pressures, and pursue strategic opportunities. Current capital needs reflect investments in:

Our capital needs reflect investments in:

●	Scaling RaaS deployments to new customers and markets;
●	Maintaining and upgrading robotic systems in the field; and
●	Supporting working capital and day-to-day operations

While the Company sees significant opportunity to grow recurring revenue through RaaS, its ability to execute on this opportunity depends on securing additional financing. If sufficient capital is not raised, the Company may be required to slow expansion plans, reduce operating activities, or adjust its overall strategy.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern and have been prepared on a basis that assumes the Company will continue as a going concern and realize assets and satisfy liabilities in the ordinary course of business.

Management’s strategic plans to address these matters include the following:

●	Expand into new and existing markets, with a focus on Robotics as a Service;
●	Obtain additional debt and/or equity financing to support working capital and growth;
●	Pursuing collaborations with other operating businesses for strategic opportunities; and
●	Selectively evaluating acquisitions to enhance or complement the current business model.

Cash

			Period Change
			Increase (Decrease)
	June 30, 2025	June 30, 2024	$ Amount	% Change
Cash	$350,231	$137,660	$212,571	154.42%

Cash increased by $212,571, or 154%, to $350,231 at June 30, 2025, from $137,660 at June 30, 2024. The increase was primarily attributable to net proceeds from financing activities, including borrowings under new debt arrangements entered into to fund operations and acquisition-related integration costs. These inflows were partially offset by cash used in operating activities to support expanded infrastructure, integration of the Foodservice Packaging and RaaS businesses, and servicing of debt obligations.

While operating losses expanded during fiscal 2025 due to acquisition-related expenditures and higher ongoing corporate costs, management believes that the successful execution of the acquisitions, combined with prudent liquidity management, positions the Company to leverage these transactions for future revenue growth and improved cash flows.

The Company does not have any cash equivalents.

Other Matters:

Cash Needs and Runway

Based on our current operating plan, we estimate that our existing cash resources are sufficient to fund operations for approximately 3 months from the balance sheet date of June 30, 2025. We expect to require additional financing immediately to support our working capital requirements and planned growth initiatives.

Dilution Considerations

On March 25, 2025, we issued Series C Convertible Preferred Stock with a conversion feature into 565.5 million shares of common stock. The conversion of these instruments, together with other convertible securities, will significantly dilute our existing stockholders and may adversely affect the market price of our common stock.

Acquisition Financing

We have executed non-binding letters of intent to acquire hotel properties. These transactions are subject to financing and other contingencies, and there is no assurance they will close. Any financing secured for acquisitions may include additional equity issuances or debt arrangements, which could increase our leverage and/or dilute our stockholders.

Summary of Cash Flow Activities

	Year Ended June 30,
	2025	2024	Period Change
			Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(1,634,483)	$(709,990)	$(924,493)	130.21%
Investing activities	(602,118)	(447,870)	$(154,248)	34.44%
Financing activities	2,449,172	1,252,805	$1,196,367	95.50%
Net change in cash	$212,571	$94,945	$117,626	123.89%

Cash Flow from Operating Activities

	Year Ended June 30,
	2025	2024
Operating activities
Net loss	$(8,115,878)	$(3,235,506)
Less: net loss - discontinued operations	(179,694)	(282,044)
Net loss - continuing operations	(7,936,184)	(2,953,462)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash financing cost under contingent liability	-	278,200	A
Interest income under acquisition note	-	(17,599)	B
Warrants issued for services	-	84,230	C
Warrants issued for financing cost	-	721,470	D
Depreciation and amortization	45,552	-	E
Impairment of inventory	-	4,803	F
Loss on debt extinguishment	113,955	111,730	G
Loss on settlement of pre-existing assets	1,490,803	-	H
Derivative expense	653,792	-	I
Change in fair value of derivative liabilities	190,102	-	J
Gain on debt extinguishment - derivative liabilities	(500,678)	-	K
Amortization of debt discount	332,021	638,194	L
Bad debt expense	201,859	2,054	M
Stock issued for services	98,195	7,800	N
Stock issued for financing costs	-	50,000	O
Vesting of Series C - preferred stock - issued as compensation	1,521,840	-	P
Interest expense incurred in connection with increase in debt principal	73,750	-	Q
Impairment of goodwill	897,542	-	R
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(66,141)	(2,054)	S
Inventory	(67,288)	11,549	T
Prepaids and other	123,983	(104,134)	U
Increase (decrease) in
Accounts payable and accrued expenses	1,495,231	839,797	V
Accounts payable and accrued expenses - related party	(282,910)	153,300	W
Deferred revenues	45,029	(392,902)	Z
Net cash used in operating activities - continuing operations	(1,569,547)	(567,024)
Net cash used in operating activities - discontinued operations	(64,936)	(142,966)	X
Net cash used in operating activities	(1,634,483)	(709,990)

Operating Activities

Net cash used in operating activities was $(1,634,483) in fiscal 2025, compared to $(709,990) in fiscal 2024, an increase in cash outflows of $924,493. The increase primarily reflects the higher net loss from continuing operations, partially offset by non-cash adjustments and changes in working capital accounts. Key year-over-year variances are discussed below.

Adjustments to Reconcile Net Loss to Net Cash Used in Operations

●	A – Non-cash financing cost under contingent liability decreased $278,200, as no contingent liability financing costs were recorded in fiscal 2025 compared to the prior year.
●	B – Interest income under acquisition note increased $17,599, reflecting accrued interest income earned on a note receivable post-acquisition.
●	C & D – Warrants issued for services and financing costs decreased by a combined $805,700, as no warrants were issued in fiscal 2025 compared to the prior year.
●	E – Depreciation and amortization increased $45,552 due to the addition of tangible and intangible assets acquired in the SWC transaction.
●	F – Impairment of inventory decreased $4,803, reflecting the absence of write-downs in fiscal 2025.
●	G – Loss on debt extinguishment was relatively flat year-over-year, with a $2,225 increase.
●	H – Loss on settlement of pre-existing assets of $1,490,803 was recognized in fiscal 2025, arising from settlement of intercompany balances under ASC 805 prior to the acquisition of SWC; no comparable item existed in fiscal 2024.
●	I – Derivative expense increased $653,792 due to the recognition of embedded conversion features on SWC-related notes payable which, when acquired became convertible.
●	J – Change in fair value of derivative liabilities of $190,102 was recognized in 2025 from period-end remeasurement of derivative liabilities.
●	K – Gain on debt extinguishment – derivative liabilities of $(500,678) reflects a one-time gain in 2025 related to the remeasurement of derivative liabilities and upon partial repayment and conversion debt.
●	L – Amortization of debt discount decreased $306,173, primarily because prior-period discounts reached full amortization and fewer new debt instruments required discount amortization in 2025.
●	M – Bad debt expense increased $199,805, reflecting higher doubtful accounts associated with receivables from acquired operations.
●	N – Stock issued for services increased $90,395, representing higher share-based compensation for consultants.
●	O – Stock issued for financing costs decreased $50,000, as no such issuances occurred in 2025.
●	P – Vesting of Series C preferred stock contributed a significant non-cash charge of $1,521,840 in 2025, related to the vesting of previously granted preferred shares issued as compensation.
●	Q – Interest expense incurred in connection with debt principal was $73,750 in 2025, representing a new charge tied to a third-party lending arrangement.
●	R – Impairment of goodwill of $897,542 was recorded in fiscal 2025, reducing goodwill associated with the RaaS reporting unit (FHVH).

Changes in Operating Assets and Liabilities

●	S – Accounts receivable increased $66,141, reflecting higher outstanding receivables generated by new operations.
●	T – Inventory increased $67,288, due to items acquired and used post-acquisition of SWC to support packaging distribution sales.
●	U – Prepaids and other increased $123,983, reflecting higher deposits and advance payments for operating needs post-acquisition.
●	V – Accounts payable and accrued expenses increased $1,495,231, primarily from timing of payments and obligations related to integration of acquired businesses.
●	W – Accounts payable and accrued expenses – related party decreased $282,910, reflecting reductions in related-party balances settled during the year.
●	X - Net cash used in operating activities from discontinued operations was $(64,936) for the year ended June 30, 2025, compared to $(142,966) for the year ended June 30, 2024. The $78,030 improvement primarily reflects the wind-down of the legacy Snacks and Beverages business, which required fewer operating expenditures in 2025 as compared to the prior year.
●	Z - Deferred revenue changes are generally based on timing of payments as compared to when services are provided.

The overall increase in net cash used in operating activities reflects higher operating losses from newly acquired and expanded operations, non-cash charges related to acquisitions and financing structures, and integration-related expenditures. These were partially offset by favorable changes in accounts payable and the reduction in cash usage from discontinued operations as the legacy business was wound down.

Cash Flow from Investing Activities

	Year Ended June 30,
	2025	2024
Investing activities
Cash and debt acquired in acquisitions	$28,340	$-	A
Acquisition of property and equipment	(200,851)	-	B
Advances to future targets - including interest receivable	(429,607)	(149,990)	C
Acquisition costs secured by debt	-	(297,880)	D
Net cash used in investing activities	$(602,118)	$(447,870)

Net cash used in investing activities was $(602,118) for the year ended June 30, 2025, compared to $(447,870) in the prior year, an increase in cash outflows of $154,248. The change primarily reflects higher property and equipment purchases and increased advances to potential acquisition targets, partially offset by the absence of debt-financed acquisition costs in 2025.

A – Cash and debt acquired in acquisitions.

The Company recorded a net inflow of $28,340 in fiscal 2025, reflecting cash balances acquired (net of assumed debt) in connection with the Foodservice Packaging acquisition. No comparable inflows occurred in fiscal 2024.

B – Acquisition of property and equipment.

The Company invested $(200,851) in fiscal 2025 in property and equipment to support the launch and scaling of its packaging and RaaS businesses. No comparable purchases were made in fiscal 2024.

C – Advances to future targets – including interest receivable.

Cash outflows for advances to potential acquisition targets increased to $(429,607) in fiscal 2025, compared to $(149,990) in fiscal 2024. The increase reflects additional promissory note advances, including balances that accrue interest, made as part of the Company’s M&A strategy.

D – Acquisition costs secured by debt.

In fiscal 2024, the Company recorded $(297,880) of acquisition-related costs that were financed directly with debt. No such debt-financed acquisition costs were recorded in fiscal 2025, as all acquisition expenditures were funded through cash and equity consideration.

Cash Flow from Financing Activities

	Year Ended June 30,
	2025	2024
Financing activities
Proceeds from notes payable	$1,547,000	$1,252,805	A
Repayments on notes payable	(23,988)	-	B
Proceeds from convertible notes payable	959,650	-	C
Repayments on convertible notes payable	(33,490)	-	D
Net cash provided by financing activities	$2,449,172	$1,252,805

Net cash provided by financing activities was $2,449,172 in fiscal 2025 compared to $1,252,805 in fiscal 2024, an increase of $1,196,367. The increase reflects higher borrowings under both notes payable and convertible notes payable, partially offset by repayments during the current year.

A – Proceeds from notes payable.

The Company received $1,547,000 in proceeds from notes payable during fiscal 2025, compared to $1,252,805 in fiscal 2024. The increase reflects additional debt financing arrangements entered into during 2025 to fund operating losses, acquisition-related integration costs, and working capital needs.

B – Repayments on notes payable.

Cash outflows of $(23,988) were made in fiscal 2025 for scheduled repayments of notes payable. No comparable repayments occurred in fiscal 2024.

C – Proceeds from convertible notes payable.

In fiscal 2025, the Company raised $959,650 in cash proceeds from the issuance of convertible notes. No comparable proceeds were recognized in fiscal 2024.

D – Repayments on convertible notes payable.

Repayments of $(33,490) were made in fiscal 2025 on convertible note obligations. No comparable repayments occurred in fiscal 2024.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Consolidated Financial Statements.

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

All intercompany transactions and balances are eliminated in consolidation. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

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

Business Combinations

For transactions classified as business combinations, the Company:

●	Recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests at their fair values at the acquisition.
●	Records goodwill as the excess of the fair value of consideration transferred over the fair value of net assets acquired, including any previously held equity interests.
●	Expenses acquisition-related costs as incurred.
●	Uses preliminary purchase price allocations, with adjustments permitted within the measurement period (not exceeding one year). Adjustments beyond the measurement period are recorded in earnings.

Significant judgments in fair value determinations include:

●	Intangible asset valuations, based on estimates of future cash flows and discount rates.
●	Useful life assessments, impacting amortization and financial results.
●	Contingent consideration, which is remeasured at fair value through earnings.

For SEC registrants, Regulation S-X, Rule 3-05 may require audited financial statements of the acquired business if the acquisition is significant. The determination of significance follows Rule 1-02(w) of Regulation S-X, which considers investment, asset, and income tests.

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets.
●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values.
●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed.

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

The Company continuously evaluates acquisitions, to ensure proper classification and compliance with ASC 805, SEC reporting requirements, and regulatory guidance.

Goodwill and Impairment

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment at least annually (in the fourth quarter) or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

For impairment testing purposes, goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the acquisition. The Company performs either a qualitative assessment (“Step 0”) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, or a quantitative assessment when required.

●	If the qualitative assessment indicates potential impairment, the Company estimates the fair value of the reporting unit and compares it with its carrying amount, including goodwill.
●	If the carrying amount exceeds fair value, an impairment charge is recognized for the difference, not to exceed the carrying value of goodwill.

Significant judgments in goodwill impairment testing include:

●	Determining the appropriate reporting units.
●	Forecasting future cash flows.
●	Selecting appropriate discount rates and market multiples.
●	Assessing macroeconomic factors, industry trends, and Company-specific performance.

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

Reportable Segments

Beginning in fiscal year 2025, following the acquisition of SWC Group, Inc. (d/b/a CarryOutSupplies.com) and the commencement of commercial activities under the Robotics-as-a-Service (RaaS) model, management determined that the Company operates in two reportable segments:

1.	Foodservice Packaging Distribution

○	Conducted through SWC Group, Inc.
○	Provides wholesale distribution of disposable foodservice packaging products, including printed paper cups, plastic cups, food containers, bags, and related consumables.

2.	Robotics-as-a-Service (RaaS)

○	Conducted through Skytech Automated Solutions, Inc. and Future Hospitality Venture Holdings, Inc.
○	Provides automation solutions to foodservice and hospitality environments through non-cancellable lease and service arrangements.

The CODM evaluates operating performance and allocates resources at the segment level.

Accordingly, the Company has concluded that Foodservice Packaging Distribution and RaaS represent separate reportable segments.

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

Significant estimates for the years ended June 30, 2025 and 2024, respectively, include:

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

Inventory

The Company accounts for inventory in accordance with ASC 330, Inventory. Inventory consists solely of snacks and related ingredients and packaging, and is stated at the lower of cost or net realizable value (“LCNRV”) using the first-in, first-out (FIFO) method.

Continuing Operations

As of June 30, 2025, inventory consisted primarily of:

●	Foodservice Packaging Distribution: Finished goods including paper cups, plastic cups, food containers, bags, and related consumables.
●	Robotics-as-a-Service (RaaS): None.

Management evaluates inventories each reporting period to assess whether reserves are necessary for slow-moving, obsolete, or impaired items. In performing this assessment, management considers market conditions, expected demand, aging trends, turnover rates, and estimated net realizable value.

Discontinued Operations

Inventories related to the Company’s legacy Snacks and Beverages business are classified within assets of discontinued operations in the consolidated balance sheets.

For the years ended June 30, 2025 and 2024, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At June 30, 2025 and 2024, the Company had inventory of $319,491 and $0, respectively.

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

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, as amended. Revenue is recognized when control of promised goods or services transfers to customers, in an amount that reflects the consideration expected to be received.

Revenue Streams

The Company currently generates revenue primarily from the following two (2) sources:

1.	Foodservice Packaging – The wholesale distribution of disposable foodservice packaging products, including custom-printed and stock paper cups, plastic cups, food containers, bags, and related consumables, primarily through the Company’s e-commerce platform.
2.	Robotics-as-a-Service (RaaS) – Multi-year service arrangements for automation solutions in the foodservice and hospitality industries. These generate recurring monthly service revenues, supplemented by implementation and integration services, ongoing maintenance, and technical support.

The Company previously generated revenues from the sale of packaged snack and beverage products. This activity has been discontinued and is presented separately as discontinued operations (see Note 14 – Discontinued Operations).

To provide further clarity on the nature, timing, and recognition of revenue, the Company’s revenue streams are discussed below:

A. Foodservice Packaging Distribution

Revenue from the distribution of disposable foodservice packaging products is derived exclusively from business customers on a wholesale basis through the Company’s e-commerce platform and direct sales channels. Customer contracts typically contain a single performance obligation: delivery of the ordered products. Shipping and handling activities that occur after the customer obtains control are accounted for as fulfillment costs and not as separate performance obligations. Because sales are exclusively to registered businesses, the Company collects and remits sales taxes where required; sales to businesses are exempt only when valid resale/exemption certificates are obtained.

B. Robotics as a Service

Revenue from Robotics-as-a-Service (“RaaS”) arrangements is recognized over time as services are provided under multi-year customer service agreements, which typically follow an initial pilot and site preparation period. Contracts generally include a recurring monthly service fee covering access to robotic equipment, automation software, monitoring, and support services. Although agreements are typically multi-year in duration, the related performance obligation is the continuous provision of RaaS services, and revenue is recognized ratably each month as services are delivered.

The Company owns and deploys all robotic equipment, including hardware, software, and related components, which remain the property of the Company. Customers do not obtain control over the units; instead, the Company retains responsibility for operation, servicing, refurbishment, and replacement as necessary. Management evaluated these arrangements under ASC 842 Leases and concluded they do not contain a lease because customers do not control the use of the robotic units. Accordingly, revenue is recognized under ASC 606 Revenue from Contracts with Customers.

Certain arrangements may include one-time activities such as installation, integration, or training. These activities are not distinct performance obligations and are accounted for as part of the overall service contract, with related fees recognized over the contract term. Ongoing support includes remote technical assistance, software updates, and maintenance, all of which are included in the recurring service fee.

The Company generally invoices customers monthly, with payments due monthly. As a result, contract assets and contract liabilities (deferred revenue) are not significant.

C. Snacks and Beverages (Discontinued Operations)

The Company previously generated revenue from the sale of snack and beverage products. This activity has been discontinued and is presented as discontinued operations in the accompanying consolidated financial statements.

For periods prior to discontinuation, revenue was recognized net of slotting fees, trade promotions, discounts, and other sales incentives, which were classified as variable consideration. Variable consideration was estimated based on historical experience, contractual terms, and current promotional strategies. Estimates were reviewed and updated each reporting period, and revenue was recognized only to the extent it was probable that a significant reversal would not occur.

No revenues or expenses from this activity are expected to contribute to the Company’s future results.

The Company follows the five-step revenue recognition model:

1. Identify the Contract with a Customer

A contract exists when:

●	The agreement creates enforceable rights and obligations;
●	It has commercial substance;
●	Payment terms are defined and consideration is determinable;
●	Collection is probable

Customer credit risk is assessed at contract inception and updated periodically.

For Robotics-as-a-Service (“RaaS”) contracts, agreements are non-cancellable for an initial 36-month term (except for breach), and automatically renew for one-year periods unless terminated. Management accounts for renewals as new contracts.

2. Identify the Performance Obligations

Foodservice Packaging – Each order represents a single performance obligation: shipment or delivery of the ordered goods.

Robotics-as-a-Service (RaaS) – Robotics-as-a-Service (RaaS) – Each contract contains a single bundled performance obligation, representing the continuous provision of robotic equipment and related services, including installation, integration, training, maintenance, and technical support. Installation and training are not distinct, as customers cannot benefit from the robots without integration. One-time implementation activities, when billed, are included in the overall service obligation and recognized over the contract term.

Snacks and Beverages (Discontinued) – Historically, each sale represented a single performance obligation for delivery of products. These activities were discontinued as of June 30, 2025, and results are presented as discontinued operations.

3. Determine the Transaction Price

Foodservice Packaging – Transaction price consists primarily of fixed consideration based on contract or list pricing.

RaaS – Transaction price consists of fixed monthly service fees over the 36-month initial term. Invoices are issued monthly, and payments are generally due as services are provided.

Contracts do not include material variable consideration, and the Company historically has not collected consideration prior to performance. As a result, contract liabilities (deferred revenue) are not significant.

Snacks and Beverages (Discontinued) – Transaction price included fixed consideration plus variable consideration such as slotting fees, promotions, and rebates.

1. Allocate the Transaction Price

Contracts generally contain only a single performance obligation (product delivery for Packaging, or continuous service provision (monthly) for RaaS). Accordingly, the entire transaction price is allocated to that performance obligation.

5. Recognize Revenue When (or As) Performance Obligations Are Satisfied

Foodservice Packaging – Revenue is recognized at a point in time, when control of the goods transfers to the customer (generally upon shipment or delivery).

RaaS – Revenue is recognized over time, ratably each month, as customers simultaneously receive and consume the benefits of the continuous service.

Snacks and Beverages (Discontinued) – Revenue was historically recognized at a point in time upon shipment or delivery.

Principal vs. Agent Considerations

In accordance with ASC 606-10-55-36 through 55-40, the Company evaluated whether it acts as principal or agent in each of its revenue streams. The assessment considers whether the Company (i) obtains control of goods or services before transfer to the customer, (ii) has discretion in establishing pricing, (iii) is primarily responsible for fulfillment, and (iv) is exposed to inventory or service-level risks.

Based on this analysis, the Company reached the following conclusions:

1. Foodservice Packaging Distribution

The Company acts as a principal in foodservice packaging sales.

●	The Company designs, sources, and controls products prior to transfer.
●	The Company has discretion in pricing.
●	The Company is responsible for fulfillment, including warehousing and logistics.
●	The Company bears inventory risk prior to transfer.

Revenue is recognized on a gross basis for foodservice packaging sales.

2. Robotics-as-a-Service (RaaS)

The Company acts as a principal in RaaS arrangements.

●	The Company provides customers with continuous access to robotic equipment and related services.
●	The Company controls the equipment and services before and during the transfer period.
●	The Company has discretion over pricing and contract terms.
●	The Company is responsible for providing and maintaining the service throughout the contract term.

Revenue is recognized on a gross basis for RaaS service contracts.

3. Snacks and Beverages (Discontinued Operations)

Prior to discontinuation, the Company acted as a principal in snack and beverage sales.

●	The Company controlled inventory prior to transfer.
●	The Company set pricing at its discretion.
●	The Company was responsible for fulfillment of its performance obligations.
●	The Company bore inventory risk until sale.

Revenue was recognized on a gross basis for snack and beverage sales, prior to classification as discontinued operations.

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

The Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period.

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

The Company adopted ASU 2023-07 on July 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted ASU 2023-09 on July 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Adopted Accounting Standards (Not Yet Adopted)

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

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted.

Accordingly, the Company will adopt ASU 2025-05 for its fiscal year beginning July 1, 2026.

The Company has evaluated ASU 2025-05 and does not expect the standard to have a material impact on its financial condition, results of operations, or cash flows.

Other Accounting Standards Updates

The FASB has issued other technical corrections and narrow-scope amendments across various accounting topics. These updates are not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s consolidated results of operations, stockholders’ deficit, or cash flows.

As a result of the classification of the Company’s Snacks and Beverages segment as discontinued operations, prior-period amounts in the consolidated statements of operations and related disclosures have been reclassified to conform to the current-year presentation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Disclosure in response to this Item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, the notes thereto, and the report thereon, appear commencing on page F-1 of this Annual Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

Nightfood Holdings, Inc. and Subsidiaries

DBA TechForce Robotics

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nightfood Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nightfood Holdings, Inc. (“the Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Business Combinations – Refer to Note 9 to the financial statements.

Critical Audit Matter Description

As discussed in Note 9, on March 31, 2025, the Company entered into share exchange agreements whereby the Company agreed to acquire SWC Group, Inc. (“SWC”) and Skytech Automated Solutions, Inc. (“Skytech”) through a share exchange and SWC and Skytech became wholly-owned subsidiaries. We identified the evaluation of these business combinations as a critical audit matter. The recognition and measurement of business combinations require management to exercise significant judgment in:

●	Determining whether the transactions meet the definition of a business combination under ASC 805, Business Combinations;

●	Selecting and applying appropriate valuation methodologies to estimate the acquisition-date fair value of consideration transferred and the fair value of assets acquired and liabilities assumed, including intangible assets and contingent consideration;

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the business combinations included, among others, the following:

●	We obtained and read the executed share exchange agreements.

●	We evaluated whether the acquisitions met the definition of a business combination under ASC 805, including the identified accounting acquirer, acquiree, and acquisition date.

●	We inspected supporting documents for equity instruments issued and reconciled them to the Company’s stock records.

●	We tested the valuation and recognition of consideration paid, including assessing the reasonableness of valuation techniques and related inputs on the acquisition date.

●	We assessed the recognition of identifiable intangible assets, goodwill, and liabilities assumed pursuant to ASC 805.

●	We evaluated the adequacy and completeness of the Company’s financial statement disclosures regarding the business combinations.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2024.
Spokane, Washington
October 13, 2025

Nightfood Holdings, Inc. and Subsidiaries

DBA TechForce Robotics

Consolidated Balance Sheets

	June 30, 2025	June 30, 2024

Assets

Current Assets
Cash	$350,231	$137,660
Accounts receivable - net	46,215	-
Inventory	319,491	-
Prepaids and other	61,529	72,577
Assets of discontinued operations	-	93,363
Total Current Assets	777,466	303,600

Advances receivable	-	441,479

Property and equipment - net	240,824	-

Goodwill	4,504,177	897,542

Intangible assets - net	1,802,067	-

Total Assets	$7,324,534	$1,642,621

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,156,258	$367,145
Accounts payable and accrued expenses - related parties	322,900	295,510
Deferred revenue	557,725	512,696
Convertible notes payable - net	4,271,103	3,442,987
Derivative liabilities	1,102,992	-
Notes payable - net	1,576,250	-
Liabilities of discontinued operations	479,005	457,610
Total Current Liabilities	11,466,233	5,075,948

Long Term Liabilities
Convertible notes payable - net	467,390	-
Notes payable - net	14,024	-
Total Long Term Liabilities	481,414	-

Total Liabilities	11,947,647	5,075,948

Commitments and Contingencies

Temporary Equity
Seres B, Convertible Preferred stock - $0.001 par value; 5,000 shares designated 1,950 issued and outstanding, respectively	5,065,421	5,053,855
Seres C, Convertible Preferred stock - $0.001 par value; 500,000 shares designated 145,966 and 13,333 issued and outstanding, respectively	7,415,730	868,708
Seres D, Convertible Preferred stock - $0.001 par value; 100,000 shares designated 3,334 and 1,667 issued and outstanding, respectively	227,910	113,955
Total Temporary Equity	12,709,061	6,036,518

Stockholders’ Deficit
Preferred stock - $0.001 par value; 1,000,000 shares authorized	-	-
Seres A Preferred stock - $0.001 par value; 1,000 shares designated 1,000 issued and outstanding, respectively	1	1
Common stock - $0.001 par value, 200,000,000 shares authorized 136,961,021 and 128,907,407 shares outstanding, respectively	136,961	128,907
Additional paid-in capital	29,284,708	29,027,647
Accumulated deficit	(46,753,844)	(38,626,400)
Total Stockholders’ Deficit	(17,332,174)	(9,469,845)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$7,324,534	$1,642,621

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA TechForce Robotics

Consolidated Statements of Operations

	For the Year Ended June 30,
	2025	2024

Revenues - net	$482,285	$-

Costs and expenses
Cost of sales	412,503	-
Impairment of goodwill	897,542	-
Depreciation and amortization	45,552	-
General and administrative expenses	3,673,760	712,052
Total costs and expenses	5,029,357	712,052

Loss from operations	(4,547,072)	(712,052)

Other income (expense)
Interest income	75,119	17,599
Other income	9,810	-
Loss on debt extinguishment	(113,955)	(111,730)
Derivative expense	(653,792)	-
Interest expense (including amortization of debt discount)	(1,526,067)	(2,147,279)
Change in fair value of derivative liabilities	(190,102)	-
Loss on settlement of pre-existing assets	(1,490,803)	-
Gain on debt extinguishment - derivative liabilities	500,678	-
Total other income (expense) - net	(3,389,112)	(2,241,410)

Net loss from continuing operations	(7,936,184)	(2,953,462)

Net loss from discontinued operations	(179,694)	(282,044)

Net loss before provision for income taxes	(8,115,878)	(3,235,506)

Provision for income taxes	-	-

Net loss	$(8,115,878)	$(3,235,506)

Deemed dividend on Series B Preferred Stock	(11,566)	(84,106)

Net loss available to common stockholders	$(8,127,444)	$(3,319,612)

Loss per share - basic and diluted - continuing operations	$(0.06)	$(0.02)
Loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)
Loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average number of shares - basic and diluted	130,384,336	126,540,836

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA TechForce Robotics

Consolidated Statement of Changes in Stockholders’ Deficit

For the Year Ended June 30, 2025

	Preferred Stock - Classified as Temporary Equity
	Series B - Convertible		Series C - Convertible		Series D - Convertible		Additional	Total	Series A				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Temporary	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

June 30, 2024	1,950	$2	13,333	$13	1,667	$2	$6,036,501	$6,036,518	1,000	$1	128,907,407	$128,907	$29,027,647	$(38,626,400)	$(9,469,845)

Common stock issued for services	-	-	-	-	-	-	-	-	-	-	50,000	50	945	-	995

Series C - convertible preferred stock issued for services	-	-	2,000	2	-	-	97,198	97,200	-	-	-	-	-	-	-

Loss on debt extinguishment	-	-	-	-	1,667	1	113,954	113,955	-	-	-	-	-	-	-

Deemed dividend - Series B convertible preferred stock - warrant dilution adjustment	-	-	-	-	-	-	11,566	11,566	-	-	-	-	-	(11,566)	(11,566)

Acquisition of SWC	-	-	83,333	83	-	-	4,399,899	4,399,982	-	-	-	-	-	-	-

Acquisition of Skytech	-	-	10,000	10	-	-	527,990	528,000	-	-	-	-	-	-	-

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	37,300	38	-	-	1,521,802	1,521,840	-	-	-	-	-	-	-

Common stock issued in connection with conversion of convertible notes payable	-	-	-	-	-	-	-	-	-	-	8,003,614	8,004	256,116	-	264,120

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(8,115,878)	(8,115,878)

June 30, 2025	1,950	$2	145,966	$146	3,334	$3	$12,708,910	$12,709,061	1,000	$1	136,961,021	$136,961	$29,284,708	$(46,753,844)	$(17,332,174)

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA TechForce Robotics

Consolidated Statement of Changes in Stockholders’ Deficit

For the Year Ended June 30, 2024

	Preferred Stock - Classified as Temporary Equity
	Series B - Convertible		Series C - Convertible		Series D - Convertible		Additional	Total	Series A				Additional Paid-in	Accumulated	Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Temporary	Preferred Stock		Common Stock		Capital	Deficit	Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Shares	Amount	Shares	Amount	(Restated)	(Restated)	(Restated)

June 30, 2023	1,950	$2	-	$-	-	$-	$4,969,747	$4,969,749	1,000	$1	123,587,968	$123,588	$28,143,188	$(35,306,788)	$(7,040,011)

Common stock issued as financing costs	-	-	-	-	-	-	-	-	-	-	3,333,333	3,333	46,667	-	50,000

Shares issued in connection with debt conversion	-	-	-	-	-	-	-	-	-	-	1,000,000	1,000	15,400	-	16,400

Shares issued as consulting fee	-	-	-	-	-	-	-	-	-	-	300,000	300	7,500	-	7,800

Warrants issued as consulting fee	-	-	-	-	-	-	-	-	-	-	-	-	84,230	-	84,230

Warrants issued as financing cost	-	-	-	-	-	-	-	-	-	-	-	-	721,470	-	721,470

Warrants issued associated with promissory notes	-	-	-	-	-	-	-	-	-	-	-	-	9,878	-	9,878

Deemed dividend associated with preferred B stock dilutive warrant adjustments	-	-	-	-	-	-	84,106	84,106	-	-	-	-	-	(84,106)	(84,106)

Shares issued for acquisition	-	-	13,333	13	-	-	868,695	868,708	-	-	-	-	-	-	-

Shares issued for amended convertible note	-	-	-	-	1,667	2	113,953	113,955	-	-	-	-	-	-	-

Warrants exercise, cashless	-	-	-	-	-	-	-	-	-	-	686,106	686	(686)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,235,506)	(3,235,506)

June 30, 2024	1,950	$2	13,333	$13	1,667	$2	$6,036,501	$6,036,518	1,000	$1	128,907,407	$128,907	$29,027,647	$(38,626,400)	$(9,469,845)

The accompanying notes are an integral part of these consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA TechForce Robotics

Consolidated Statements of Cash Flows

	For the Year Ended June 30,
	2025	2024

Operating activities
Net loss	$(8,115,878)	$(3,235,506)
Less: net loss - discontinued operations	(179,694)	(282,044)
Net loss - continuing operations	(7,936,184)	(2,953,462)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash financing cost under contingent liability	-	278,200
Interest income under acquisition note	-	(17,599)
Warrants issued for services	-	84,230
Warrants issued for financing cost	-	721,470
Depreciation and amortization	45,552	-
Impairment of inventory	-	4,803
Loss on debt extinguishment	113,955	111,730
Loss on settlement of pre-existing assets	1,490,803	-
Derivative expense	653,792	-
Change in fair value of derivative liabilities	190,102	-
Gain on debt extinguishment - derivative liabilities	(500,678)	-
Amortization of debt discount	332,021	638,194
Bad debt expense	201,859	2,054
Stock issued for services	98,195	7,800
Stock issued for financing costs	-	50,000
Vesting of Series C - preferred stock - issued as compensation	1,521,840	-
Interest expense incurred in connection with increase in debt principal	73,750	-
Impairment of goodwill	897,542	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(66,141)	(2,054)
Inventory	(67,288)	11,549
Prepaids and other	123,983	(104,134)
Increase (decrease) in
Accounts payable and accrued expenses	1,495,231	839,797
Accounts payable and accrued expenses - related party	(282,910)	153,300
Deferred revenues	45,029	(392,902)
Net cash used in operating activities - continuing operations	(1,569,547)	(567,024)
Net cash used in operating activities - discontinued operations	(64,936)	(142,966)
Net cash used in operating activities	(1,634,483)	(709,990)

Investing activities
Cash and debt acquired in acquisitions	28,340	-
Acquisition of property and equipment	(200,851)	-
Advances to future targets - including interest receivable	(429,607)	(149,990)
Acquisition costs secured by debt	-	(297,880)
Net cash used in investing activities	(602,118)	(447,870)

Financing activities
Proceeds from notes payable	1,547,000	1,252,805
Repayments on notes payable	(23,988)	-
Proceeds from convertible notes payable	959,650	-
Repayments on convertible notes payable	(33,490)	-
Net cash provided by financing activities	2,449,172	1,252,805

Net increase in cash	212,571	94,945

Cash - beginning of year	137,660	53,349

Cash - end of year	$350,231	$148,294

Supplemental disclosure of cash flow information
Cash paid for interest	$32,802	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Deemed dividend associated with Series B, convertible preferred stock - dilutive warrant adjustments	$11,566	$69,181
Issuance of Series C - convertible preferred stock in connection with acquisition of SWC	$4,399,982	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of Skytech	$528,000	$-
Net equity of SWC acquired	$1,142,145	$-
Net equity of Skytech acquired	$262,150	$-
Debt discount in connection with the issuance of convertible notes payable	$904,126	$171,711
Common stock issued in connection with conversion of convertible notes payable	$264,120	$-
Common stock issued in connection with conversion of preferred stock	$-	$686
Series A, preferred stock issued in connection with acquisition of FHVH	$-	$435,729
Series C, convertible preferred stock issued in connection with acquisition of FHVH	$-	$868,708
Series D, convertible preferred stock issued in connection with conversion of debt	$-	$113,955
Increase in debt principal	$-	$14,375
Common stock issued to settle accounts payable and accrued expenses	$-	$33,000
Acquisition of debt in acquisition	$-	$126,000

The accompanying notes are an integral part of these consolidated financial statements

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Nightfood Holdings, Inc. and its subsidiaries (“Nightfood”, “NGTF”, “we,” “our,” or the “Company”) operate as a food service and hospitality technology and asset acquisition company. The Company’s activities are focused on the integration of AI-powered service robotics and future ownership and operation of hospitality-related real estate.

The Company’s operations are or will be organized into three (3) principal business segments:

1.	Foodservice Packaging:

Through its wholly owned subsidiary SWC Group, Inc. (d/b/a CarryOutSupplies.com), the Company operates as a business-to-business (“B2B”) enterprise focused on the wholesale distribution of disposable foodservice packaging products.

Product offerings include printed paper cups, plastic cups, food containers, bags, and related consumables for restaurants, cafés, and other foodservice establishments. Operations are conducted primarily through the Company’s e-commerce platform, www.carryoutsupplies.com, which serves customers across the United States.

Activities include product design, sourcing from domestic and international manufacturers, quality control, warehousing, and fulfillment. Customers are primarily small to mid-sized businesses in the hospitality and food service industries, with no material dependence on any single customer or supplier.

This segment began operations in connection with the acquisition on March 31, 2025.

2.	Robotics-as-a-Service (RaaS):

Through its subsidiaries, Skytech Automated Solutions, Inc. (“Skytech”) and Future Hospitality Venture Holdings, Inc. (“FHVH”), the Company develops and delivers automation solutions aimed at enhancing efficiency and reducing labor dependency in foodservice and hospitality operations. These solutions focus on automating routine and repetitive tasks to improve service quality and operating margins.

On February 2, 2024, FHVH began using a DBA – RoboOp365.

On September 2, 2025, Skytech changed its name to TechForce Robotics, Inc.

Business Model

The Company offers its automation solutions under a Robotics-as-a-Service (RaaS) model, generally structured as multi-year lease and service agreements following an initial pilot and site preparation period. Under these arrangements, customers pay a recurring monthly fee for deployed equipment and related services. Fees may vary depending on the scale of deployment, number of units, and customer-specific requirements. The Company recognizes revenue on a monthly basis as services are rendered.

Equipment and Ownership

The Company owns and deploys its equipment, including robotics hardware, software, and related components. All deployed units remain the property of the Company, which is also responsible for equipment replacement and refurbishment as necessary.

Support and Maintenance

The Company provides ongoing support to ensure equipment performance, including remote technical assistance, software updates, and periodic inspections. In the event of equipment failure, replacement units are deployed to minimize customer disruption. To date, customer support needs have been minimal.

Operating Costs

Recurring operating costs consist primarily of equipment maintenance, software servicing, and connectivity. These costs are integrated into the overall RaaS model and managed as part of the Company’s service delivery.

Current Status

As of June 30, 2025, the Company had initiated early customer deployments under this model and commenced revenue-generating activities.

3.	Hospitality Asset Ownership (Planned):

The Company intends to acquire, own, and operate hotel properties. These assets are expected to serve as both revenue-generating hospitality operations and deployment sites for the Company’s automation technologies, where operational efficiencies can be tested and scaled. This segment is not yet active.

See Note 16 for acquisitions of hotels on August 27, 2025 and September 30, 2025.

4.	Snack and Beverages (Discontinued Operations):

The Company previously operated a small legacy business related to the sale of snacks and beverages. These activities have since been discontinued and will not contribute to future revenues. Accordingly, revenues from this line are presented within discontinued operations and excluded from the Company’s disclosure of continuing revenue streams.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Discontinued Operations – Snack and Beverages Legacy Line

Management’s Decision

Effective June 30, 2025, the Company’s management elected to discontinue its nominal operations related to the legacy sale of snacks and beverages. This decision was made as part of a broader strategic reassessment of the Company’s business lines and a reaffirmation of management’s focus on its core revenue-generating operations. The Chief Operating Decision Maker (“CODM,” our Chief Executive Officer) had periodically evaluated the financial contribution of this line and determined that its continued operation was not aligned with the Company’s long-term strategic objectives.

Discontinued Operations Assessment (ASC 205-20)

The Company evaluated whether the discontinuation of its Snack and Beverages legacy business meets the criteria for classification as a discontinued operation. ASU 2014-08 provides that a discontinued operation must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

Although the Snack and Beverages line generated only a quantitatively immaterial contribution to consolidated revenues and assets, management determined that the exit nonetheless represents a strategic shift under ASC 205-20 for the following reasons:

●	Qualitative Materiality: As referenced in SEC Staff Accounting Bulletin (SAB) Topic 1.M, Materiality, the evaluation of materiality requires consideration of both quantitative and qualitative factors. While the revenues and assets associated with the discontinued business are not significant in magnitude, the discontinuation is qualitatively material because it marks the complete exit from a non-core, consumer-oriented business activity that differs fundamentally from the Company’s current focus on technology-driven operations.

●	Strategic Realignment: The Snack and Beverages activity was a legacy line of business, not aligned with the Company’s current and expected future strategy. Its discontinuation evidences management’s focus on refining the Company’s business model around its primary service offerings.

●	Distinct Nature of Operations: The product-based consumer business model of the Snack and Beverages activity was markedly different from the service-oriented and technology-enabled activities that form the basis of the Company’s continuing operations. Discontinuation therefore represents a qualitative shift in the scope and nature of the Company’s operations.

●	ASC 205-20 Criteria: While the quantitative impact does not by itself meet the “major effect” threshold, the qualitative considerations described above support classification as a discontinued operation consistent with the intent of ASC 205-20 and ASU 2014-08.

Accordingly, the Company has concluded that the discontinuation of its Snack and Beverages legacy business qualifies for presentation as a discontinued operation in the consolidated financial statements. The results of this activity will therefore be presented separately from continuing operations in the accompanying financial statements, with prior-period amounts reclassified for comparability.

Segment Reporting (ASC 280) Considerations

The Snack and Beverages activity was never managed or evaluated as a separate operating segment by the CODM, as the Company has historically operated and reported as a single segment. Accordingly, it was not disclosed as a reportable segment.

However, in connection with the discontinuation, management determined that this activity, while not separately reportable, represents a strategic shift away from a legacy business that is qualitatively distinct from the Company’s continuing operations.

In light of this discontinuation and the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective July 1, 2024, the Company has reviewed its segment disclosures and determined:

●	Significant Expense Disclosures: The Snack and Beverages activity did not generate significant expenses regularly reviewed by the CODM. Therefore, no incremental expense disclosures are required under the new guidance.
●	Other Disclosures: The Company will continue to present the historical results of this activity as discontinued operations, separate from continuing operations, and will provide appropriate narrative disclosures to describe the composition of “Other” activities, consistent with the requirements of ASC 280 and ASU 2023-07.

Accounting and Financial Statement Impact

Because the activity is being abandoned rather than sold, it does not qualify as “held for sale”. However, the Company has concluded that the discontinuation represents a discontinued operation and will present the historical results of the Snack and Beverages line separately from continuing operations in the consolidated financial statements.

The Company does not anticipate recognizing any material exit costs, impairment losses, or restructuring charges associated with the discontinuation. Any remaining minor assets or liabilities will be derecognized in accordance with applicable accounting guidance.

Future Business Operations

The Snack and Beverages activity had no dedicated workforce, significant customer base, or ongoing contractual commitments. Its discontinuation will not result in employee layoffs, customer transitions, or contract terminations. The exit reflects management’s strategic decision to eliminate a non-core, consumer product line and to reinforce focus on the Company’s core operations, which generate the substantial majority of revenues and are expected to drive sustainable long-term growth.

See Note 14 for summary of the Company’s discontinue operations for the years ended June 30, 2025 and 2024, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Fiscal Year

The Company’s fiscal year end is June 30.

Organizational Structure

Company Name		Incorporation Date	State of Incorporation

Nightfood Holdings, Inc. (“NGTF”)		November 22, 2022	Nevada
Nightfood, Inc. (“Nightfood”)	**	January 14, 2010	New York
Future Hospitality Ventures Holdings, Inc. (“FHVH”)		October 25, 2024	Nevada
SWC Group, Inc. (“SWC”)	*	July 19, 2004	California
Skytech Automated Solutions, Inc. (“Skytech”)	*	October 6, 2023	Delaware

*	Acquired on March 31, 2025.
**	Discontinued operations effective June 30, 2025

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”).

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the year ended June 30, 2025, the Company had:

●	Net loss available to common stockholders of $8,127,444; and
●	Net cash used in operations was $1,634,483

Additionally, at June 30, 2025, the Company had:

●	Accumulated deficit of $46,753,844
●	Stockholders’ deficit of $17,332,174,
●	Working capital deficit of $10,688,767; and
●	Cash on hand of $350,231

Following its recent acquisitions of SWC and Skytech, the Company has initiated early customer deployments under its Robotics-as-a-Service (“RaaS”) model and commenced revenue-generating activities. While these deployments represent an important step toward building recurring revenue, revenues to date are not sufficient to fund ongoing operations. Based on current operating levels and cash usage forecasts, existing cash resources are not sufficient to fund operations for the twelve months following the issuance of these financial statements without additional financing.

Historically, the Company has relied on third-party and related-party debt financing. There is no assurance that additional financing will be available on commercially acceptable terms, or at all. Furthermore, there is no assurance that any funds raised will be sufficient to enable the Company to complete its initiatives or achieve profitable operations.

The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the ability to successfully scale both its Foodservice Packaging and RaaS businesses, expand into new markets, respond to competitive pressures, and pursue strategic opportunities. Current capital needs reflect investments in:

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Our capital needs reflect investments in:

●	Scaling RaaS deployments to new customers and markets;
●	Maintaining and upgrading robotic systems in the field; and
●	Supporting working capital and day-to-day operations

While the Company sees significant opportunity to grow recurring revenue through RaaS, its ability to execute on this opportunity depends on securing additional financing. If sufficient capital is not raised, the Company may be required to slow expansion plans, reduce operating activities, or adjust its overall strategy.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern and have been prepared on a basis that assumes the Company will continue as a going concern and realize assets and satisfy liabilities in the ordinary course of business.

Management’s strategic plans to address these matters include the following:

●	Expand into new and existing markets, with a focus on Robotics as a Service;
●	Obtain additional debt and/or equity financing to support working capital and growth;
●	Pursuing collaborations with other operating businesses for strategic opportunities; and
●	Selectively evaluating acquisitions to enhance or complement the current business model.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

All intercompany transactions and balances are eliminated in consolidation. The Company continuously evaluates its investments and relationships to assess consolidation requirements.

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

Business Combinations

For transactions classified as business combinations, the Company:

●	Recognizes and measures identifiable assets acquired, liabilities assumed, and noncontrolling interests at their fair values at the acquisition.
●	Records goodwill as the excess of the fair value of consideration transferred over the fair value of net assets acquired, including any previously held equity interests.
●	Expenses acquisition-related costs as incurred.
●	Uses preliminary purchase price allocations, with adjustments permitted within the measurement period (not exceeding one year). Adjustments beyond the measurement period are recorded in earnings.

Significant judgments in fair value determinations include:

●	Intangible asset valuations, based on estimates of future cash flows and discount rates.
●	Useful life assessments, impacting amortization and financial results.
●	Contingent consideration, which is remeasured at fair value through earnings.

For SEC registrants, Regulation S-X, Rule 3-05 may require audited financial statements of the acquired business if the acquisition is significant. The determination of significance follows Rule 1-02(w) of Regulation S-X, which considers investment, asset, and income tests.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Asset Acquisitions

For transactions classified as asset acquisitions under ASC 805-50, the Company:

●	Applies the “screen test” to determine whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or group of similar assets.
●	Allocates the purchase price using a cost accumulation model, assigning costs to acquired assets based on their relative fair values.
●	Capitalizes direct acquisition costs as part of the asset’s cost, unlike business combinations where such costs are expensed.

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

The Company continuously evaluates acquisitions, to ensure proper classification and compliance with ASC 805, SEC reporting requirements, and regulatory guidance.

Goodwill and Impairment

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized, but is reviewed for impairment at least annually (in the fourth quarter) or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

For impairment testing purposes, goodwill is assigned to the reporting unit(s) expected to benefit from the synergies of the acquisition. The Company performs either a qualitative assessment (“Step 0”) to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, or a quantitative assessment when required.

●	If the qualitative assessment indicates potential impairment, the Company estimates the fair value of the reporting unit and compares it with its carrying amount, including goodwill.
●	If the carrying amount exceeds fair value, an impairment charge is recognized for the difference, not to exceed the carrying value of goodwill.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Significant judgments in goodwill impairment testing include:

●	Determining the appropriate reporting units.
●	Forecasting future cash flows.
●	Selecting appropriate discount rates and market multiples.
●	Assessing macroeconomic factors, industry trends, and Company-specific performance.

Impairment Charges

The Company recorded a goodwill impairment charge of $897,542 for the year ended June 30, 2025, and no impairment for the year ended June 30, 2024, respectively.

The 2025 impairment charge relates to goodwill arising from the acquisition of FHVH (recorded during the fiscal year ended June 30, 2024), which was determined to be not recoverable based on the Company’s annual impairment testing under ASC 350, Intangibles—Goodwill and Other. The impairment was recognized after management concluded that the carrying amount of the related reporting unit exceeded its fair value.

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

Reportable Segments

Beginning in fiscal year 2025, following the acquisition of SWC Group, Inc. (d/b/a CarryOutSupplies.com) and the commencement of commercial activities under the Robotics-as-a-Service (RaaS) model, management determined that the Company operates in two reportable segments:

1.	Foodservice Packaging Distribution

○	Conducted through SWC Group, Inc.
○	Provides wholesale distribution of disposable foodservice packaging products, including printed paper cups, plastic cups, food containers, bags, and related consumables.

2.	Robotics-as-a-Service (RaaS)

○	Conducted through Skytech Automated Solutions, Inc. and Future Hospitality Venture Holdings, Inc.
○	Provides automation solutions to foodservice and hospitality environments through non-cancellable lease and service arrangements.

The CODM evaluates operating performance and allocates resources at the segment level.

Accordingly, the Company has concluded that Foodservice Packaging Distribution and RaaS represent separate reportable segments.

See Note 13 - Segment Information.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Discontinued Operations

The Company’s legacy Snacks and Beverages activity has been discontinued. The results of this activity are presented separately from continuing operations.

Segment Expense Disclosure and ASU 2023-07

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective January 1, 2024. This guidance requires disclosure of significant segment expenses that are regularly provided to the CODM. The CODM reviews financial results at the segment level for revenues and operating income but does not review disaggregated expenses below the segment operating results.

Accordingly, no additional segment-level expense disclosures are presented beyond the revenue and operating results included in the Company’s segment footnote tables.

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

Significant estimates for the years ended June 30, 2025 and 2024, respectively, include:

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

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable and accrued expenses (including related party balances), and certain debt instruments—are recorded at historical cost. As of June 30, 2025 and 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2025 and 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2025 and 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

The Company accounts for accounts receivable in accordance with ASC 310, Receivables. Receivables are recorded at their net realizable value, which represents the amount management expects to collect from outstanding customer balances.

The Company extends credit to customers based on an evaluation of their financial condition and other factors. The Company does not require collateral, and interest is not accrued on overdue accounts receivable.

Allowance for Credit Losses

Management periodically assesses the collectability of accounts receivable and establishes an allowance for doubtful accounts as needed. The allowance is determined based on:

●	A review of outstanding accounts,
●	Historical collection experience, and
●	Current economic conditions

Accounts deemed uncollectible are written off against the allowance when determined to be uncollectible.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Allowance for credit losses was $51,962 and $0, for the years ended June 30, 2025 and 2024, respectively.

Applicability of ASC 326 (“CECL”) to Accounts Receivable

Accounts receivable consist primarily of short-term trade receivables arising from the sale of goods and services. These receivables are carried at amortized cost and are subject to the expected credit loss model under ASC 326, Financial Instruments—Credit Losses.

The Company estimates expected credit losses using a provision matrix based on historical loss experience, adjusted for current economic conditions and reasonable and supportable forecasts. Receivables with similar risk characteristics are evaluated collectively.

The allowance for credit losses is presented as a contra-asset to accounts receivable on the consolidated balance sheet, and changes in the allowance are recognized in selling, general, and administrative expenses . Accounts are written off when collection efforts are exhausted and the receivable is deemed uncollectible.

The following is a summary of the Company’s accounts receivable at June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

Accounts receivable	$98,177	$-
Less: allowance for credit losses	51,962	-
Accounts receivable - net	$46,215	$-

Bad Debt Expense

For the years ended June 30, 2025 and 2024, bad debt was as follows:

	Year Ended June 30,
	2025	2024
Bad debt expense	$153,059	$-

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Bad debt expense related to the discontinued Snack and Beverages business, has been presented within discontinued operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Inventory

The Company accounts for inventory in accordance with ASC 330, Inventory. Inventory consists solely of snacks and related ingredients and packaging, and is stated at the lower of cost or net realizable value (“LCNRV”) using the first-in, first-out (FIFO) method.

Continuing Operations

As of June 30, 2025, inventory consisted primarily of:

●	Foodservice Packaging Distribution: Finished goods including paper cups, plastic cups, food containers, bags, and related consumables.
●	Robotics-as-a-Service (RaaS): None.

Management evaluates inventories each reporting period to assess whether reserves are necessary for slow-moving, obsolete, or impaired items. In performing this assessment, management considers market conditions, expected demand, aging trends, turnover rates, and estimated net realizable value.

Discontinued Operations

Inventories related to the Company’s legacy Snacks and Beverages business are classified within assets of discontinued operations in the consolidated balance sheets.

For the years ended June 30, 2025 and 2024, respectively, the Company did not record any provisions for inventory obsolescence or impairment.

At June 30, 2025 and 2024, the Company had inventory of $319,491 and $0, respectively. Included in these amounts were $92,513 and $0 of inventory in transit, respectively.

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

As of June 30, 2025 and 2024, the Company has evaluated its customer, supplier, and geographic exposures and determined that no such concentrations exist that meet the threshold for disclosure.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Impairment Results

For the years ended June 30, 2025 and 2024, the Company did not record any impairment losses.

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

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Derivative Liability Balances

As of June 30, 2025 and 2024, the Company had derivative liabilities of $1,102,992 and $0, respectively.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

The Company classifies its leases as either operating or finance leases. The Company’s leases primarily consist of operating leases, which are included as Right-of-Use Assets and Operating Lease Liabilities on the consolidated balance sheets.

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

Lease Impairment

The Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the years ended June 30, 2025 and 2024, respectively.

At June 30, 2025 and 2024, the Company did not have any long term leases requiring disclosure.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, as amended. Revenue is recognized when control of promised goods or services transfers to customers, in an amount that reflects the consideration expected to be received.

Revenue Streams

The Company currently generates revenue primarily from the following two (2) sources:

1.	Foodservice Packaging – The wholesale distribution of disposable foodservice packaging products, including custom-printed and stock paper cups, plastic cups, food containers, bags, and related consumables, primarily through the Company’s e-commerce platform.
2.	Robotics-as-a-Service (RaaS) – Multi-year service arrangements for automation solutions in the foodservice and hospitality industries. These generate recurring monthly service revenues, supplemented by implementation and integration services, ongoing maintenance, and technical support.

The Company previously generated revenues from the sale of packaged snack and beverage products. This activity has been discontinued and is presented separately as discontinued operations (see Note 14 – Discontinued Operations).

To provide further clarity on the nature, timing, and recognition of revenue, the Company’s revenue streams are discussed below:

A. Foodservice Packaging Distribution

Revenue from the distribution of disposable foodservice packaging products is derived exclusively from business customers on a wholesale basis through the Company’s e-commerce platform and direct sales channels. Customer contracts typically contain a single performance obligation: delivery of the ordered products. Shipping and handling activities that occur after the customer obtains control are accounted for as fulfillment costs and not as separate performance obligations. Because sales are exclusively to registered businesses, the Company collects and remits sales taxes where required; sales to businesses are exempt only when valid resale/exemption certificates are obtained.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

B. Robotics as a Service

Revenue from Robotics-as-a-Service (“RaaS”) arrangements is recognized over time as services are provided under multi-year customer service agreements, which typically follow an initial pilot and site preparation period. Contracts generally include a recurring monthly service fee covering access to robotic equipment, automation software, monitoring, and support services. Although agreements are typically multi-year in duration, the related performance obligation is the continuous provision of RaaS services, and revenue is recognized ratably each month as services are delivered.

The Company owns and deploys all robotic equipment, including hardware, software, and related components, which remain the property of the Company. Customers do not obtain control over the units; instead, the Company retains responsibility for operation, servicing, refurbishment, and replacement as necessary. Management evaluated these arrangements under ASC 842 Leases and concluded they do not contain a lease because customers do not control the use of the robotic units. Accordingly, revenue is recognized under ASC 606 Revenue from Contracts with Customers.

Certain arrangements may include one-time activities such as installation, integration, or training. These activities are not distinct performance obligations and are accounted for as part of the overall service contract, with related fees recognized over the contract term. Ongoing support includes remote technical assistance, software updates, and maintenance, all of which are included in the recurring service fee.

The Company generally invoices customers monthly, with payments due monthly. As a result, contract assets and contract liabilities (deferred revenue) are not significant.

C. Snacks and Beverages (Discontinued Operations)

The Company previously generated revenue from the sale of snack and beverage products. This activity has been discontinued and is presented as discontinued operations in the accompanying consolidated financial statements.

For periods prior to discontinuation, revenue was recognized net of slotting fees, trade promotions, discounts, and other sales incentives, which were classified as variable consideration. Variable consideration was estimated based on historical experience, contractual terms, and current promotional strategies. Estimates were reviewed and updated each reporting period, and revenue was recognized only to the extent it was probable that a significant reversal would not occur.

No revenues or expenses from this activity are expected to contribute to the Company’s future results.

The Company follows the five-step revenue recognition model:

1. Identify the Contract with a Customer

A contract exists when:

●	The agreement creates enforceable rights and obligations;
●	It has commercial substance;
●	Payment terms are defined and consideration is determinable;
●	Collection is probable

Customer credit risk is assessed at contract inception and updated periodically.

For Robotics-as-a-Service (“RaaS”) contracts, agreements are non-cancellable for an initial 36-month term (except for breach), and automatically renew for one-year periods unless terminated. Management accounts for renewals as new contracts.

2. Identify the Performance Obligations

Foodservice Packaging – Each order represents a single performance obligation: shipment or delivery of the ordered goods.

Robotics-as-a-Service (RaaS) – Robotics-as-a-Service (RaaS) – Each contract contains a single bundled performance obligation, representing the continuous provision of robotic equipment and related services, including installation, integration, training, maintenance, and technical support. Installation and training are not distinct, as customers cannot benefit from the robots without integration. One-time implementation activities, when billed, are included in the overall service obligation and recognized over the contract term.

Snacks and Beverages (Discontinued) – Historically, each sale represented a single performance obligation for delivery of products. These activities were discontinued as of June 30, 2025, and results are presented as discontinued operations.

3. Determine the Transaction Price

Foodservice Packaging – Transaction price consists primarily of fixed consideration based on contract or list pricing.

RaaS – Transaction price consists of fixed monthly service fees over the 36-month initial term. Invoices are issued monthly, and payments are generally due as services are provided.

Contracts do not include material variable consideration, and the Company historically has not collected consideration prior to performance. As a result, contract liabilities (deferred revenue) are not significant.

Snacks and Beverages (Discontinued) – Transaction price included fixed consideration plus variable consideration such as slotting fees, promotions, and rebates.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

4. Allocate the Transaction Price

Contracts generally contain only a single performance obligation (product delivery for Packaging, or continuous service provision (monthly) for RaaS). Accordingly, the entire transaction price is allocated to that performance obligation.

5. Recognize Revenue When (or As) Performance Obligations Are Satisfied

Foodservice Packaging – Revenue is recognized at a point in time, when control of the goods transfers to the customer (generally upon shipment or delivery).

RaaS – Revenue is recognized over time, ratably each month, as customers simultaneously receive and consume the benefits of the continuous service.

Snacks and Beverages (Discontinued) – Revenue was historically recognized at a point in time upon shipment or delivery.

Principal vs. Agent Considerations

In accordance with ASC 606-10-55-36 through 55-40, the Company evaluated whether it acts as principal or agent in each of its revenue streams. The assessment considers whether the Company (i) obtains control of goods or services before transfer to the customer, (ii) has discretion in establishing pricing, (iii) is primarily responsible for fulfillment, and (iv) is exposed to inventory or service-level risks.

Based on this analysis, the Company reached the following conclusions:

1. Foodservice Packaging Distribution

The Company acts as a principal in foodservice packaging sales.

●	The Company designs, sources, and controls products prior to transfer.
●	The Company has discretion in pricing.
●	The Company is responsible for fulfillment, including warehousing and logistics.
●	The Company bears inventory risk prior to transfer.

Revenue is recognized on a gross basis for foodservice packaging sales.

2. Robotics-as-a-Service (RaaS)

The Company acts as a principal in RaaS arrangements.

●	The Company provides customers with continuous access to robotic equipment and related services.
●	The Company controls the equipment and services before and during the transfer period.
●	The Company has discretion over pricing and contract terms.
●	The Company is responsible for providing and maintaining the service throughout the contract term.

Revenue is recognized on a gross basis for RaaS service contracts.

3. Snacks and Beverages (Discontinued Operations)

Prior to discontinuation, the Company acted as a principal in snack and beverage sales.

●	The Company controlled inventory prior to transfer.
●	The Company set pricing at its discretion.
●	The Company was responsible for fulfillment of its performance obligations.
●	The Company bore inventory risk until sale.

Revenue was recognized on a gross basis for snack and beverage sales, prior to classification as discontinued operations.

Summary of Compliance with ASC 606 and ASU Updates

Revenue Stream	Entity	Performance Obligation	Recognition Timing	Consideration Type

Foodservice Packaging	SWC	Shipment to customer	Point in time upon shipment	Fixed price (wholesale contracts); excludes sales tax

Robotics as a Service (RaaS)	Skytech and FHVH	Provision of robotics services over the contract term	Over time on a monthly basis	Fixed monthly consideration, billed in advance Non-cancellable 36-month contracts with auto renewals

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Contract Liabilities (Deferred Revenue)

Contract liabilities represent amounts received in advance of performance obligations being satisfied. As RaaS and other services are generally invoiced and paid monthly as performed, deferred revenue balances are not material.

As of June 30, 2025 and 2024, the Company had deferred revenue of $557,725 and $512,696, respectively.

The following represents the Company’s disaggregation of revenues for the years ended June 30, 2025 and 2024:

	Year Ended June 30,
	2025		2024
	Revenue	% of Revenues	Revenue	% of Revenues

Foodservice Packaging	$466,633	96.75%	$-	0.00%
Robotics as a Service (RaaS)	15,652	3.25%	-	0.00%
Total revenues - net	$482,285	100.00%	$-	0.00%

Revenue from foodservice packaging is recognized at the point in time when control transfers to the customer, generally upon shipment.

RaaS revenues are recognized over time, on a straight-line basis, as services are provided (monthly) during the contract term.

Consideration under both revenue streams is substantially fixed, and the Company does not have material variable consideration.

The Company did not generate revenues from continuing operations during the year ended June 30, 2024.

Revenues from discontinued snack and beverage operations are presented separately in Note 14.

Cost of Sales

1. Continuing Operations – Cost of Sales

Foodservice Packaging

Cost of sales for foodservice packaging consists of direct costs incurred to source, warehouse, and distribute packaging products. These costs are recognized in the same period as the related revenue.

Cost components primarily include:

●	Purchased Materials – Packaging products sourced from third-party manufacturers and suppliers.
●	Freight and Distribution – Outbound shipping costs, warehouse handling, and fuel surcharges.
●	Warehousing and Logistics – Facility, labor, and utilities associated with storage and inventory management.

Robotics-as-a-Service (RaaS)

Cost of sales for RaaS consists of direct costs incurred to provide robotic services under multi-year service contracts. These costs are recognized in the same period as the related revenue.

Cost components primarily include:

●	Equipment Depreciation – Depreciation of robotic units deployed to customer sites.
●	Installation and Training Costs – Initial setup, integration, and training services provided to customers.
●	Maintenance and Support – Ongoing technical support, repair, and software updates.
●	Hosting and Connectivity – Cloud infrastructure and communication costs to enable remote monitoring and performance of robots.

These costs are recognized ratably over the contract term, consistent with the recognition of RaaS revenue.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

2. Discontinued Operations – Cost of Sales

Cost of sales related to the Company’s legacy Snacks and Beverages business is presented within discontinued operations and excluded from the amounts above.

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

As of June 30, 2025 and 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations. No interest and penalties were recorded for the years ended June 30, 2025 and 2024, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. A valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Valuation Allowance Determination

At June 30, 2025 and 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Advertising Costs

Advertising costs are expensed as incurred, “Advertising Costs.” These costs are recognized as operating expenses in the period in which they are incurred and are classified within general and administrative expenses in the consolidated statements of operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Advertising expense related to the discontinued Snack and Beverages business, has been presented within discontinued operations.

The Company recognized marketing and advertising costs during the years ended June 30, 2025 and 2024, respectively as follows:

	Year Ended June 30,
	2025	2024

Total Sales and Marketing	$20,595	$18,624

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

The Company applies the fair value method for equity instruments granted to both employees and non-employees, aligning non-employee share-based payment accounting with that of employees. The fair value of stock-based compensation is determined as of the grant date or the measurement date (i.e., when the performance obligation is completed) and is recognized over the vesting period.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model. However, if warrants meet the definition of derivative liabilities under ASC 815, “Derivatives and Hedging,” fair value is determined using a binomial pricing model or other appropriate valuation techniques.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

The following potentially dilutive equity securities outstanding for the years ended June 30, 2025 and 2024, were as follows:

	June 30, 2025	June 30, 2024
Convertible debt	246,690,974	108,932,424
Series B, convertible preferred stock (5,000:1)	9,750,000	9,750,000
Series C, convertible preferred stock (6,000:1)	875,796,000	79,998,000
Series D, convertible preferred stock (6,000:1)	20,004,000	10,002,000
Warrants	191,996,343	191,799,274
Total common stock equivalents	1,344,237,317	400,481,698

Warrants included as common stock equivalents represent those that are fully vested and exercisable.

As of June 30, 2025, the total potential common stock equivalents (as shown above) exceeded the Company’s 200,000,000 authorized common shares, resulting in an insufficiency of authorized shares to settle all potential conversions or exercises. Because certain instruments cannot currently be settled solely in shares, they are not entirely within the Company’s control for share settlement.

In accordance with ASC 480-10-S99-3A and ASC 815-40-25, the Company has classified its Series B, Series C, and Series D Convertible Preferred Stock as temporary equity (mezzanine equity) in the consolidated balance sheets.

These instruments are not redeemable, but are presented outside of permanent equity due to the Company’s current lack of sufficient authorized shares to permit full conversion. The Company’s convertible debt remains classified as a liability, and its warrants are classified within equity, each in accordance with the relevant accounting guidance.

The Company intends to seek stockholder approval to amend its Certificate of Incorporation to increase the number of authorized common shares. Upon approval and filing of the amendment with the Nevada Secretary of State, and provided no other provisions outside the Company’s control exist, the Series B, Series C, and Series D Convertible Preferred Stock will be reclassified from temporary equity to permanent stockholders’ equity.

(See also Note 8 — Stockholders’ Deficit and Note 1 — Temporary Equity for additional information.)

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

●	See Note 4 for accrued liabilities – related parties.

Temporary Equity

The Company classifies certain equity instruments outside of permanent stockholders’ equity when required by applicable accounting guidance. In accordance with ASC 480-10-S99-3A and ASC 815-40-25, instruments are presented as temporary equity (mezzanine equity) if they are redeemable or if settlement in the Company’s common shares is not solely within the Company’s control.

Temporary equity generally includes convertible or equity-linked instruments that, under certain conditions, may require cash settlement or cannot be fully settled in shares due to limitations such as insufficient authorized stock. Instruments classified as temporary equity are remeasured or reassessed each reporting period and are reclassified to permanent equity when the conditions requiring temporary presentation are resolved.

(See Note 8 — Stockholders’ Deficit and Note 1 — Earnings Per Share for additional information.)

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

The Company adopted ASU 2023-07 on July 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

The Company adopted ASU 2023-09 on July 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

Adopted Accounting Standards (Not Yet Adopted)

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

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted.

Accordingly, the Company will adopt ASU 2025-05 for its fiscal year beginning July 1, 2026.

The Company has evaluated ASU 2025-05 and does not expect the standard to have a material impact on its financial condition, results of operations, or cash flows.

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

These reclassifications had no material impact on the Company’s consolidated results of operations, stockholders’ deficit, or cash flows.

As a result of the classification of the Company’s Snacks and Beverages segment as discontinued operations, prior-period amounts in the consolidated statements of operations and related disclosures have been reclassified to conform to the current-year presentation.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	June 30, 2025	June 30, 2024	Lives (Years)
Office furniture	19,392	-	5
Office computers and equipment	36,765	-	5
Warehouse equipment	31,340	-	5
Vehicles	107,527	-	5
Robots/Tray Bins	205,650	-	5
Production molds	145,173	-	5
Accumulated depreciation	(305,023)	-	5
Total property and equipment - net	$240,824	$-

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

Depreciation and amortization expense for the years ended June 30, 2025 and 2024, was $19,519 and $0, respectively.

Depreciation and amortization are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities were as follows at June 30, 2025 and 2024, respectively:

	June 30, 2025	June 30, 2024
Accounts payable and accrued liabilities	$1,941,068	$309,373
Accrued interest payable	1,215,190	57,772
Total accounts payable and accrued liabilities	$3,156,258	$367,145

	June 30, 2025	June 30, 2024
Accrued liabilities	$95,750	$238,510
Accrued director fees	117,150	57,000
Accrued bonuses	110,000	-
Total accounts payable and accrued liabilities - related parties	$322,900	$295,510

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Note 5 – Debt

The following represents a summary of the Company’s debt (notes payable and convertible notes payable) at June 30, 2025 and 2024:

	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	Conversion Price	Debt Type
Loan #1	September 22, 2022	February 6, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #2	February 5, 2023	February 5, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #3	February 28, 2023	February 28, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #4	March 24, 2023	March 24, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #5	April 17, 2023	April 17, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #6	June 1, 2023	June 1, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #7	October 5, 2023	October 5, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #8	November 17, 2023	November 17, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #9	December 6, 2023	December 6, 2024	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #10	January 24, 2024	January 24, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #11	March 13, 2024	March 13, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #12	May 5, 2024	May 5, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #13	September 24, 2024	September 24, 2025	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #14	February 19, 2025	February 19, 2026	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #15	March 13, 2025	March 13, 2027	15.00%	24.00%	All assets	No	$0.033	Convertible Note Payable
Loan #16	June 29, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.033	Convertible Note Payable
Loan #17	August 28, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.033	Convertible Note Payable
Loan #18	January 23, 2025	August 31, 2025	17.50%	4.5%/month	Unsecured	No	N/A	Notes Payable
Loan #19	September 10, 2024	September 10, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #20	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #21	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #22	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #23	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #24	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #25	September 4, 2025	September 5, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #26	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicle	No	N/A	Notes Payable
Loan #27	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicle	No	N/A	Notes Payable
Loan #28	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Convertible Note Payable
Loan #29	June 15, 2018	June 21, 2024	18.00%	0.00%	Unsecured	No	N/A	Notes Payable
Loan #30	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Notes Payable
Loan #31	September 4, 2024	September 4, 2027	15.00%	0.00%	Unsecured	No	35% discount	Notes Payable

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

The following represents a summary of the Company’s convertible notes payable at June 30, 2025 and 2024:

June 30, 2023	$1,549,366
Face amount of debt	1,473,888
Non-cash increase of principal	12,500
Debt discount	(230,961)
Amortization of debt discount	638,194
June 30, 2024	3,442,987
Face amount of debt	1,104,000
Debt discount - notes payable	(904,126)
Amortization of debt discount	332,021
Non-cash increase of principal	73,750
Repayments	(33,490)
Conversion to common stock (principal)	(36,425)
Debt acquired in acquisition of SWC	759,776
June 30, 2025	$4,738,493

The following represents a detail of the Company’s convertible notes payable at June 30, 2025 and 2024:

	Year Ended June 30, 2024
	June 30, 2023	Proceeds	Debt discount	Amortization of debt discount	Non-cash increase of debt	Repayments	June 30, 2024
Loan #1	$685,256	$-	$-	$53,214	$-	$-	$738,470
Loan #2	376,569	-	-	242,431	-	-	619,000
Loan #3	94,058	-	-	66,883	-	-	160,941
Loan #4	89,170	-	-	71,771	-	-	160,941
Loan #5	86,253	-	-	74,688	-	-	160,941
Loan #6	172,081	-	-	27,919	-	-	200,000
Loan #7	-	62,000	(9,300)	6,621	-	-	59,321
Loan #8	-	62,000	(9,300)	5,477	-	-	58,177
Loan #9	-	170,588	(25,588)	13,781	-	-	158,781
Loan #10	-	388,300	(58,245)	23,329	-	-	353,384
Loan #11	-	336,000	(50,400)	6,422	-	-	292,022
Loan #12	-	395,000	(59,250)	7,759	-	-	343,509
Loan #16	45,979	-	-	-	25,521	-	71,500
Loan #17	-	60,000	-	-	6,000	-	66,000
Total	$1,549,366	$1,473,888	$(212,083)	$600,295	$31,521	$-	$3,442,987

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

	Year Ended June 30, 2025
	June 30, 2024	Proceeds	Debt acquired in acquisitions		Debt discount	Amortization of debt discount	Non-cash increase of debt	Repayments	Conversion to Common Stock	June 30, 2025	Short Term	Long Term	In Default
Loan #1	$738,470	$-	$-		$-	$3,090	$-	$-	$-	$741,560	$741,560	$-	$741,560
Loan #2	619,000	-	-		-	-	-	-	-	619,000	$619,000	-	619,000
Loan #3	160,941	-	-		-	-	-	-	-	160,941	160,941	-	160,941
Loan #4	160,941	-	-		-	-	-	-	-	160,941	160,941	-	160,941
Loan #5	160,941	-	-		-	-	-	-	-	160,941	160,941	-	160,941
Loan #6	200,000	-	-		-	-	-	-	-	200,000	200,000	-	200,000
Loan #7	59,321	-	-		-	2,679	-	-	-	62,000	62,000	-	62,000
Loan #8	58,177	-	-		-	3,823	-	-	-	62,000	62,000	-	62,000
Loan #9	158,781	-	-		-	11,807	-	-	-	170,588	170,588	-	170,588
Loan #10	353,384	-	-		-	34,916	-	-	-	388,300	388,300	-	388,300
Loan #11	292,022	-	-		-	43,978	-	-	-	336,000	336,000	-	336,000
Loan #12	343,509	-	-		-	51,491	-	-	-	395,000	395,000	-	-
Loan #13	-	473,000	-		(70,950)	51,895	-	-	-	453,945	453,945	-	-
Loan #14	-	206,000	-		(30,900)	9,962	-	-	-	185,062	185,062	-	-
Loan #15	-	425,000	-		(42,500)	10,905	-	-	-	393,405	-	393,405	-
Loan #16	71,500	-	-		-	-	37,150	-	(36,425)	72,225	72,225	-	-
Loan #17	66,000	-	-		-	-	36,600	-	-	102,600	102,600	-	-
Loan #19	-		180,154	**	(180,154)	48,662	-	(33,490)	-	15,172	-	15,172	-
Loan #20	-		102,289	**	(102,289)	10,379	-	-	-	10,379	-	10,379	-
Loan #21	-		124,221	**	(124,221)	12,604	-	-	-	12,604	-	12,604	-
Loan #22	-		133,700	**	(133,700)	13,566	-	-	-	13,566	-	13,566	-
Loan #23	-		30,000	**	(30,000)	3,045	-	-	-	3,045	-	3,045	-
Loan #24	-		85,519	**	(85,519)	8,677	-	-	-	8,677	-	8,677	-
Loan #25	-		54,843	**	(54,843)	5,565	-	-	-	5,565	-	5,565	-
Loan #28	-		49,050	**	(49,050)	4,977	-	-	-	4,977	-	4,977	-
Total	$3,442,987	$1,104,000	$759,776		$(904,126)	$332,021	$73,750	$(33,490)	$(36,425)	$4,738,493	$4,271,103	$467,390	$3,062,271

*	In connection with the acquisition of SWC on March 31, 2025, the Company acquired notes payable, which became convertible on that date, with an aggregate fair value of $759,776.

**	The debt discounts for these convertible notes were determined using the commitment date valuation of the embedded derivative liabilities. In accordance with ASC 470-20-25, each discount was capped at the note’s face value, with any excess fair value recorded as derivative expense.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Loans #16/#17 – Amendments

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

Upon amendment of terms, the Company evaluated the changes under ASC 470-50-40, Debt Modifications and Extinguishments, and determined the modification constituted a substantial change, resulting in a loss on debt extinguishment as follows:

In connection with this transaction, the Company recorded a loss on debt extinguishment as follows:

Fair value of debt (10% increase) and Series D, preferred stock on extinguishment date	$111,730
Loss on debt extinguishment	$111,730

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

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

The following represents a summary of the Company’s notes payable:

June 30, 2024	$-
Proceeds	1,547,000
Repayments	(23,988)
Debt acquired in acquisition	67,262
June 30, 2025	$1,590,274

The following represents a detail of the Company’s notes payable at June 30, 2025 and 2024:

	Year Ended June 30, 2025
	June 30, 2024	Proceeds	Debt acquired in acquisitions		Repayments	June 30, 2025	Short Term	Long Term	In-Default
Loan #18	$-	$-	$30,000	*	$(20,750)	$9,250	$9,250	$-	$-
Loan #26	-	-	8,631	*	(1,619)	7,012	-	7,012	-
Loan #27	-	-	8,631	*	(1,619)	7,012	-	7,012	-
Loan #29	-	-	20,000	*	-	20,000	20,000	-	20,000
Loan #30	-	997,000	-		-	997,000	997,000	-	-
Loan #31	-	550,000	-		-	550,000	550,000	-	-
Total	$-	$1,547,000	$67,262		$(23,988)	$1,590,274	$1,576,250	$14,024	$20,000

*	In connection with the acquisition of Skytech on March 31, 2025, the Company acquired notes payable with an aggregate fair value of $67,262.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Loans #30/#31

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

The Company evaluated the terms of the loan and determined that the forgiveness provision represents a contingent gain. As of the reporting date, the Company has not recognized any gain, as realization is contingent upon the consummation of the acquisition.

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ended June 30,	Convertible Notes Payable	Notes Payable	Total

2026	$4,311,095	$1,576,250	$5,887,345
2027	425,000	14,024	439,024
2028	726,287	-	726,287
Total	5,462,382	1,590,274	7,052,656
Less: unamortized debt discount	(723,889)	-	(723,889)
Net amount due	$4,738,493	$1,590,274	$6,328,767

Note 6 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. See Note 12 for derivative liabilities.

Note 7 – Commitments and Contingencies

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of June 30, 2025, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Temporary Equity and Stockholders’ Deficit

As of June 30, 2025, the Company had six (6) classes of stock, detailed as follows:

With respect to Series B, C and D convertible preferred stock, see policy above in Note 1 regarding classification as temporary equity.

Preferred Stock

The Company’s preferred stock is as follows.

●	Authorized Shares: 1,000,000
●	Par Value: $0.001 per share

The Board of Directors has the authority to issue preferred stock in one or more series and determine the rights, privileges, and restrictions of each series without further stockholder approval.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Series A, Preferred Stock

●	Designated Shares: 1,000
●	Issued & Outstanding: 1,000 shares as of June 30, 2025 and 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: None
●	Dividend Provisions: None
●	Voting Rights: Equal to the number of votes on an as converted basis of all other classes of securities plus one (1)
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series A, Convertible Preferred Stock does not meet the definition of a derivative liability since it has no variable equity conversion feature.

Series B, Convertible Preferred Stock

●	Designated Shares: 5,000
●	Issued & Outstanding: 1,950 shares as of June 30, 2025 and 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 5,000 shares of common stock and 5,000 warrants with an exercise price of $0.033/share.
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series B, Convertible Preferred Stock and related warrants do not meet the definition of a derivative liability due to a fixed conversion price and no variable equity conversion features.

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

During the years ended June 30, 2025 and 2024, the Company recorded additional deemed dividends of $11,566 and $84,106, respectively.

Series C, Convertible Preferred Stock

●	Designated Shares: 500,000
●	Issued & Outstanding: 145,966 and 13,333 shares as of June 30, 2025 and 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Rank junior to Series B, convertible preferred stock
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series C, Convertible Preferred Stock does not meet the definition of a derivative liability since it has no variable equity conversion features.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Preferred Stock Transactions for the Year Ended June 30, 2025

Series C, Convertible Preferred Shares Issued for Services

On February 17, 2025, the Company issued 2,000 shares of Series C, convertible preferred stock to a consultant for services rendered. The fair value of the Series C shares was based on the quoted closing trading price of $0.0081/share. Applying the 6,000:1 conversion ratio, the grant equates to 12,000,000 common shares on an as-converted basis, resulting in a total fair value of $97,200.

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

Unvested Series C, Convertible Preferred Stock – Compensation

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
June 30, 2024	-	-
Granted	94,250	0.0068
Vested	(37,300)	0.0068
Cancelled/Forfeited	-	-
June 30, 2025	56,950	0.0068

Unrecognized compensation	$2,323,560

Weighted average remaining period (years)	1.42

During the years ended June 30, 2025 and 2024, respectively, the Company recognized $1,521,840 and $0 of compensation expense related to vesting.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

As of June 30, 2025, none of these award milestones have been met.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Seniority of Series B, Convertible Preferred Stock to Series C, Convertible Preferred Stock

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

Series D, Convertible Preferred Stock

●	Designated Shares: 100,000
●	Issued & Outstanding: 3,334 and 1,667 shares as of June 30, 2025 and 2024, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Rank junior to Series B, convertible preferred stock
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series C, Convertible Pref erred Stock does not meet the definition of a derivative liability since it has no variable equity conversion features.

Series D, Convertible Preferred Stock Transactions for the Year Ended June 30, 2025:

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

See Note 5 for additional discussion regarding debt and related calculation of loss on debt extinguishment.

Common Stock

●	Authorized Shares: 200,000,000
●	Issued & Outstanding:

○	136,961,021 shares as of June 30, 2025
○	128,907,407 shares as of June 30, 2024

●	Par Value: $0.001 per share
●	Voting Rights: 1 vote per share

Equity Transactions for the Year Ended June 30, 2025

Stock Issued for Services

The Company issued 50,000 shares of common stock to consultants for services rendered, having a fair value of $995 ($0.0199/share), based upon the quoted closing trading price.

Common Stock Issued in connection with Conversion of Convertible Notes Payable

The Company issued an aggregate 8,003,164 shares of common stock to certain convertible debt holders, having a fair value of $264,120 ($0.033/share), based upon the quoted closing trading price. See Note 5 for additional discussion.

Equity Transactions for the Year Ended June 30, 2024

Stock Issued as Financing Costs

The Company issued 3,333,333 shares of common stock for financing costs related to commitment shares issued in connection with the execution of a promissory note to a third party lender, having a fair value of $50,000 ($0.015/share), based upon the quoted closing trading price.

Stock Issued for Services

The Company issued 300,000 shares of common stock to consultants for services rendered, having a fair value of $7,800 ($0.026/share), based upon the quoted closing trading price.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Warrants

Warrant activity for the years ended June 30, 2025 and 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - June 30, 2023	113,836,388	$0.07	5.00	$4,215,000
Exercisable - June 30, 2023	113,836,388	$0.07	5.00	$4,215,000
Granted	80,181,068	$0.03
Exercised	(1,818,182)	$0.03
Cancelled/Forfeited	(400,000)	$0.30
Outstanding - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Exercisable - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Granted	2,068,869	$0.10
Exercised	-	$-
Cancelled/Forfeited	(1,871,800)	$0.16
Outstanding - June 30, 2025	191,996,343	$0.05	2.21	$-
Exercisable - June 30, 2025	191,996,343	$0.05	2.21	$-

Note 9 – Acquisitions and Unaudited Pro-Forma Financial Information

Year Ended June 30, 2025

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

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

The following table summarizes the preliminary estimate of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. The estimated fair values were derived from an independent third-party valuation report as follows:

Consideration
Series C - convertible preferred stock - 83,333 shares	$4,399,982

Fair value of consideration transferred	4,399,982

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	28,340
Accounts receivable	22,624
Prepaids and other	114,590
Inventory	252,203
Property and equipment - net	26,942
Operating lease - right - of -use asset	13,317
Total assets acquired	458,016

Accounts payable and accrued expenses	1,517,927
Notes payable	67,262
Operating lease liability	14,972
Total liabilities assumed	1,600,161

Total identifiable net liabilities assumed	(1,142,145)

Allocation required for identifiable intangible assets and goodwill	5,542,127

Trade names/trademarks	786,800
Customer relationships	1,041,300
Total identifiable intangible assets	1,828,100

Goodwill (including assembled workforce)	$3,714,027

The Company expects to recognize goodwill primarily attributable to anticipated synergies, enhanced automation capabilities, and future economic benefits that do not qualify for separate recognition. The goodwill is expected to be non-deductible for tax purposes.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

	Nine Months Ended	Year Ended
	March 31, 2025	June 30, 2024

Revenues - net	$1,345,874	$1,830,427

Net loss	$(2,391,487)	$(3,820,900)

Loss per share - basic	$(0.02)	$(0.03)

Loss per share - diluted	$(0.02)	$(0.03)

Weighted average number of shares - basic	128,945,181	126,540,836

Weighted average number of shares - diluted	128,945,181	126,540,836

Settlement of Pre-Existing Relationships (Prior to Acquisition of SWC by NGTF)

In connection with the acquisition of SWC Group, Inc. on March 31, 2025, the Company identified certain pre-existing intercompany advances and balances among SWC, FHVH, and NGTF that were unrelated to the business combination. These balances were deemed fully settled prior to closing.

Under ASC 805-10-25-20, settlements of pre-existing relationships are accounted for separately from the business combination because they do not represent consideration transferred for the acquiree. Accordingly, these amounts were excluded from the purchase price allocation and goodwill measurement.

Consistent with ASC 805-10-25-21 and ASC 805-10-30-21, the settlement of a pre-existing contractual relationship is measured as the lesser of (i) the amount by which the contract is favorable or unfavorable to the acquirer compared with current market terms, or (ii) any stated settlement provisions in the contract.

As a result, the Company recognized a loss of $1,490,803 on settlement of pre-existing assets, which is presented within Other income (expense) in the consolidated statements of operations for the year ended June 30, 2025. This treatment reflects the requirement to recognize gains or losses on settlement of pre-existing relationships directly in earnings rather than as part of the business combination accounting.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

See Note 8 — Stockholders’ Deficit for additional information regarding the classification and valuation of these performance-based awards.

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

	Nine Months Ended	Year Ended
	March 31, 2025	June 30, 2024

Revenues - net	$43,232	$89,272

Net loss	$(2,156,766)	$(3,235,506)

Loss per share - basic	$(0.02)	$(0.03)

Loss per share - diluted	$(0.02)	$(0.03)

Weighted average number of shares - basic	128,945,181	126,540,836

Weighted average number of shares - diluted	128,945,181	126,540,836

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

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

The Company recognized goodwill primarily attributable to anticipated synergies, enhanced automation capabilities, and expected future economic benefits that did not qualify for separate recognition. This goodwill was not deductible for tax purposes.

Subsequent Impairment

During the year ended June 30, 2025, the Company recorded a goodwill impairment charge of $897,542. The impairment was recognized after management determined that the carrying amount of the related reporting unit exceeded its fair value.

Goodwill Summary

For the years ended June 30, 2025 and 2024, goodwill was as follows:

Balance - June 30, 2023	$-
Acquisition of FHVH	897,542
Balance - June 30, 2024	897,542
Acquisition of SWC	3,714,027
Acquisition of Skytech	790,150
Impairment charge - FHVH	(897,542)
Balance - June 30, 2025	4,504,177

Note 10 – Intangible Assets

Year Ended June 30, 2025

Acquisition of SWC (See Note 9 for detailed discussion).

Intangibles consisted of the following at June 30, 2025 and June 30, 2024, respectively:

			Estimated Useful	Weighted Average Remaining
Type	June 30, 2025	June 30, 2024	Lives (Years)	Life (Years)

Tradenames/trademarks	$786,800	$-	N/A	N/A
Customer relationships	1,041,300	-	10.00	9.76
Less: accumulated amortization	(26,033)	-
Intangibles - net	$1,802,067	$-

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Amortization expense for the years ended June 30, 2025 and 2024 was $26,033 and $0, respectively.

There were no impairment losses for the years ended June 30, 2025 and 2024, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Years Ended June 30,

2026	$104,130
2027	104,130
2028	104,130
2029	104,130
Thereafter	598,747
Total	$1,015,267

Note 11- Derivative Liabilities

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

During the year ended June 30, 2025, the Company used the Black-Scholes option pricing model to estimate the fair value of the embedded conversion option liabilities, both on the commitment date and the remeasurement date. The initial day 1 commitment fair value was $1,413,568. These notes were subsequently remeasured at June 30, 2025, having a fair value of $1,102,992. The model utilized the following key assumptions:

June 30, 2025

Expected term (years)	2.18 - 2.43
Expected volatility	207.70% - 233.30%
Expected dividends	0.00% - 0.00%
Risk free interest rate	3.72% - 3.89%

A reconciliation of the beginning and ending balances of derivative liabilities measured at fair value on a recurring basis using Level 3 inputs is presented below as of June 30, 2025:

Derivative liabilities – June 30, 2024	$-
Fair value at commitment date	1,413,568
Gain on debt extinguishment	(500,678)
Fair value mark to market adjustment	190,102
Derivative liabilities – June 30, 2025	$1,102,992

In connection with the conversion of principal on a convertible note (loan #17), and consistent with the debt extinguishment guidance in ASC 470-50, the Company allocated a proportionate adjustment and remeasurement to the related derivative liability. This remeasurement resulted in the recognition of a $500,678 gain on debt extinguishment, which is presented in other income (expense) in the consolidated statements of operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Changes in the fair value of derivative liabilities are recognized in other income (expense) in the accompanying consolidated statements of operations. For the years ended June 30, 2025 and 2024, the Company recorded a change in fair value of ($190,102) and $0, respectively.

Upon initial measurement of the derivative liabilities, the Company determined that the fair value of the embedded derivative liability exceeded the proceeds received for the convertible note host instrument. As a result, the Company recorded a debt discount equal to the face amount of the note, with the excess recorded as derivative expense in the consolidated statements of operations. This reflects the obligation to settle the derivative feature at a fair value greater than the consideration received for the debt host on the commitment date.

For the years ended June 30, 2025 and 2024, the Company recognized a derivative expense of $653,792 and $0, respectively.

See Note 12 for related fair value disclosures.

Note 12 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2025:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,102,992	$1,102,992
Total	$-	$-	$1,102,992	$1,102,992

There were no assets or liabilities measured at fair value on a recurring basis for the year ended June 30, 2024.

Note 13 – Segment Information

General

Operating segments are components of the Company for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance.

Reportable Segments.

Beginning in fiscal 2025, the Company has two (2) reportable segments:

1.	Foodservice Packaging Distribution and;
2.	Robotics-as-a-Service (RaaS)

Other Corporate Overhead represents corporate-level activities and shared services (e.g., public company compliance, executive, finance, legal, IT, and other centralized functions). These activities are not included in the CODM’s evaluation of segment performance and do not meet the criteria to be separately reportable.

Basis of Presentation

The CODM evaluates segment performance primarily on revenues and operating income (loss) and also reviews segment assets and liabilities. Segment information is prepared on the same basis as the consolidated financial statements and includes intercompany eliminations.

Continuing vs. discontinued operations

The Company’s legacy Snacks and Beverages activity is presented as discontinued operations and excluded from reportable segments. For comparability, the segment tables separately identify discontinued operations.

See Note 14 – Discontinued Operations for further detail.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Reconciliations

The following tables present financial information for the Company’s reportable segments and include reconciling items — such as Other Corporate Overhead, non-operating items, and discontinued operations — so that the totals reconcile directly to the consolidated statements of operations.

	For the Years Ended June 30,
	2025	2024
Revenues
Foodservice Packaging	$466,633	$-
RaaS	15,652	-
Other Corporate Overhead	-	-
Revenues - continuing operations	482,285	-
Revenues - discontinued operations	41,551	89,272
Total	$523,836	$89,272

Costs and expenses
Foodservice Packaging	$737,980	$-
RaaS	1,334,997	-
Other Corporate Overhead	2,956,380	712,052
Costs and expenses - continuing operations	5,029,357	712,052
Costs and expenses - discontinued operations	214,443	365,887
Total	$5,243,800	$1,077,939

Loss from operations
Foodservice Packaging	$(271,347)	$-
RaaS	(1,319,345)	-
Other Corporate Overhead	(2,956,380)	(712,052)
Loss from continuing operations	(4,547,072)	(712,052)
Loss from discontinued operations	(172,892)	(276,615)
Total	$(4,719,964)	$(988,667)

Other income (expense) - net
Foodservice Packaging	$(14,648)	$-
RaaS	(546,729)	-
Other Corporate Overhead	(2,827,734)	(2,241,410)
Loss from continuing operations	(3,389,111)	(2,241,410)
Loss from discontinued operations	(6,803)	(5,429)
Total	$(3,395,914)	$(2,246,839)

Net loss
Foodservice Packaging	$(285,995)	$-
RaaS	(1,866,074)	-
Other Corporate Overhead	(5,784,115)	(2,953,462)
Net loss from continuing operations	(7,936,184)	(2,953,462)
Net loss from discontinued operations	(179,694)	(282,044)
Total	$(8,115,878)	$(3,235,506)

	For the Years Ended June 30,
	2025	2024

Total Assets
Foodservice Packaging	$5,986,956	$-
RaaS	1,299,198	-
Other Corporate Overhead	38,380	1,549,258
Assets - continuing operations	7,324,534	1,549,258
Assets - discontinued operations	-	93,363
Total	$7,324,534	$1,642,621

Total Liabilities
Foodservice Packaging	$1,642,420	$-
RaaS	275,801	-
Other Corporate Overhead	9,550,421	4,618,338
Liabilities - continuing operations	11,468,642	4,618,338
Liabilities - discontinued operations	479,005	457,610
Total	$11,947,647	$5,075,948

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Note 14 – Discontinued Operations

On June 30, 2025, management elected to discontinue the Company’s legacy Snacks and Beverages business, which historically involved the sale of packaged snack products through wholesale and distribution channels. This decision was part of a broader strategic realignment to focus resources on the Company’s continuing operations, including foodservice packaging distribution and RaaS.

The results of the Snacks and Beverages business have been presented as discontinued operations for all periods presented. Accordingly, revenues, expenses, assets, and liabilities associated with this activity have been segregated from continuing operations in the consolidated financial statements. Prior-period amounts have been reclassified to conform to the current presentation.

Results of Discontinued Operations

The operating results of discontinued operations for the years ended June 30, 2025 and 2024 were as follows:

	For the Years Ended June 30,
	2025	2024
Revenues - net	$41,551	$89,272
Costs and expenses	214,443	365,887
Loss from operations	(172,892)	(276,615)
General and administrative expenses	(6,802)	(5,429)
Net loss from discontinued operations	$(179,694)	$(282,044)

Assets and Liabilities of Discontinued Operations

The operating results of discontinued operations for the years ended June 30, 2025 and 2024 were as follows:

The carrying amounts of the assets and liabilities of discontinued operations as of June 30, 2025 and 2024 were as follows:

	June 30,
	2025	2024
Current assets
Cash	$-	$10,634
Accounts receivable	-	22,297
Prepaid and other	-	34,437
Inventory	-	25,995
Total assets	$-	$93,363

Current liabilities
Accounts payable and accrued expenses	$479,005	$457,610
Total liabilities	$479,005	$457,610

Note 15 – Income Taxes

The Components of the deferred tax assets and liabilities at June 30, 2025 and 2024 were approximately as follows:

	June 30, 2025	June 30, 2024
Deferred Tax Assets
Bad debt	$56,000	$-
Amortization of debt discount	93,000	-
Share based payments	453,000	-
Change in fair value of derivative liabilities	53,000	-
Net operating loss carryforward	6,686,000	5,825,000
Total deferred tax assets	7,341,000	5,825,000

Deferred Tax Liabilities
Intangibles	(284,000)	-
Total deferred tax liabilities	(284,000)	-

Deferred Tax Assets - net	7,057,000	5,825,000
Less: valuation allowance	(7,057,000)	(5,825,000)
Deferred tax asset - net	$-	$-

The components of the income tax benefit and related valuation allowance for the years ended June 30, 2025 and 2024 was approximately as follows:

	June 30, 2025	June 30, 2024
Current	$-	$-
Deferred	-	-
Total income tax provision (benefit)	-	-
Less: valuation allowance	-	-
	$-	$-

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of June 30, 2025.

A reconciliation of the provision for income taxes for the years ended June 30, 2025 and 2024 as compared to statutory rates was approximately as follows:

	June 30, 2025	June 30, 2024
Federal income tax benefit - 21%	21.00%	21.00%
State income taxes (net of federal benefit)	6.98%	6.50%
Perm Differences	-32.89%	-20.60%
Valuation Allowance	4.91%	-6.90%
Change in valuation allowance	0.00%	0.00%

Federal net operating loss carry forwards at June 30, 2025 and 2024 were approximately as follows:

June 30, 2025	June 30, 2024

$29,665,000	$26,590,000

Net Operating Loss Carryforwards

As of June 30, 2025, the Company had approximately $2,614,000 of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes which will expire between 2031 and 2037, while the remaining balance may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income in any future year.

Valuation Allowance

For financial reporting purposes, the entire amount of net deferred tax assets has been offset by a valuation allowance, due to uncertainty regarding realization. The net change in the valuation allowance for the year ended June 30, 2025 was an increase of $1,243,000.

Uncertain Tax Positions

The Company follows ASC 740-10-25, which requires a company to evaluate whether a tax position is “more likely than not” to be sustained upon examination. Management has reviewed all filing positions in jurisdictions where the Company is subject to income tax. The Company believes its positions would be sustained upon audit and therefore has not recorded any reserves for uncertain tax positions.

Section 382 Limitations

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

As of June 30, 2025 and 2024 the Company had not performed an analysis to determine if the Company was subject to the provisions of Section 382. The Company is subject to U.S. federal income tax including state and local jurisdictions. Currently, no federal or state income tax returns are under examination by the respective taxing jurisdictions.

Tax Returns and Examinations

The Company is subject to U.S. federal and various state income taxes. As of June 30, 2025, no federal or state tax returns are under examination. The Company has not yet filed its federal and state income tax returns for the fiscal years ended June 30, 2016 through 2024. However, because the Company has incurred cumulative losses, management does not expect a material liability. All unfiled and filed years remain open to examination.

Interest and Penalties

The Company’s accounting policy is to record interest and penalties related to uncertain tax positions as income tax expense. No such amounts have been accrued as of June 30, 2025.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Note 16 - Subsequent Events

Subsequent to June 30, 2025, the Company had the following transactions:

Acquisition of Hotel Operations - Victorville Treasure Holdings, LLC — Business Combination

Overview and Date of Acquisition

On August 27, 2025, the Company completed the acquisition of Victorville Treasure Holdings, LLC (“Victorville”), a California limited liability company that owns and operates a 155-room hotel located at 15494 Palmdale Road, Victorville, California (the “Property”).

The transaction was executed pursuant to a Share Exchange Agreement (the “Agreement”) among the Company, SBZ Investment Industry Inc., and the individual equity holders of Victorville (collectively, the “Sellers”). Following the closing, Victorville became a wholly owned subsidiary of the Company.

Primary Reasons for the Acquisition

The acquisition is expected to strengthen and expand the Company’s hotel operations platform, create access to franchise-branding opportunities following renovations, and generate operating synergies at the Property. The goodwill expected to be recognized will primarily reflect anticipated synergies and the assembled workforce, none of which qualify as separately recognizable intangible assets.

Consideration Transferred

The aggregate purchase price was approximately $39.0 million (the “Purchase Price”), satisfied by the issuance of 216,667 shares of the Company’s Series C Convertible Preferred Stock (the “Exchange Shares”), each convertible into 6,000 shares of common stock.

In accordance with the Agreement, 15% of the Exchange Shares were placed in escrow for 18 months to satisfy potential indemnification obligations.

The Agreement also provides for the issuance of up to 41,667 additional shares of Series C Convertible Preferred Stock (the “Earnout Shares”) contingent upon achievement of the following post-closing milestones on or before December 31, 2027:

1.	Completion and buildout of a gym facility;
2.	Enrollment of at least 50 active gym members;
3.	Completion of renovations necessary to satisfy franchise rebranding requirements; and
4.	Operation of the Property under a major franchise brand for at least 30 consecutive days.

The Purchase Price was subject to adjustment if, as of the Closing Date, the 30-day volume-weighted average price (VWAP) of the Company’s common stock was less than $0.02 per share. No such adjustment was required. On the closing date the closing common stock price was $0.03/share.

Accounting for Contingent and Variable Consideration

●	The Earnout represents contingent consideration and will be measured at fair value on the acquisition date and subsequently remeasured at fair value, with changes recognized in earnings each period until settlement.
●	The VWAP adjustment represents variable consideration related to the equity consideration issued and is measured at fair value on the acquisition date; subsequent accounting will depend on its classification under applicable guidance.
●	The indemnification escrow does not affect total consideration transferred at the acquisition date unless and until amounts are forfeited or returned under the indemnification provisions.

Preliminary Purchase Price Allocation

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company has not yet completed the identification and measurement of the fair values of the assets acquired and liabilities assumed, including the valuation of identifiable intangible assets (such as franchise rights, trade names, customer relationships or loyalty programs, and favorable or unfavorable contracts) and the determination of related deferred taxes.

Management is performing its preliminary assessment, including the identification and measurement of goodwill and other intangible assets. Because these analyses are ongoing, the amounts assigned to goodwill, intangible assets, and deferred taxes are considered provisional.

In accordance with ASC 805, this preliminary allocation will be finalized within the measurement period, which extends up to one year from the acquisition date. The Company will update these estimates in future filings as additional information becomes available and the independent valuation analysis is completed.

Tax Deductibility of Goodwill

The Company is currently evaluating whether any recognized goodwill will be deductible for income tax purposes. This disclosure will be updated upon finalization of the purchase accounting.

Measurement Period

The Company expects to finalize the purchase price allocation no later than August 27, 2026. During this period, provisional amounts may be adjusted retrospectively if new information becomes available about facts and circumstances that existed at the acquisition date.

Acquisition-Related Costs

The Company incurred an insignificant amount of transaction costs related to the acquisition. Such costs were expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Acquisition of Hotel Operations – Ranch Mirage Hilton LLC — Business Combination

Overview and Date of Acquisition

On September 30, 2025, the Company completed the acquisition of Ranch Mirage Hilton LLC (“Ranch Mirage Hilton”), a Delaware limited liability company that owns and operates the Hilton Garden Inn Palm Springs – Ranch Mirage, a 120-room hotel located at 71700 Highway 111, Ranch Mirage, California (the “Property”).

The transaction was effected pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) among the Company, the selling members of Ranch Mirage Hilton, and certain related parties. Upon closing, Ranch Mirage Hilton became a wholly owned subsidiary of the Company.

Primary Reasons for the Acquisition

The acquisition aligns with the Company’s strategy to expand its owned hotel portfolio and operating platform within key California markets. Management expects the Property to provide recurring revenue, economies of scale with existing hotel operations, and future franchise-branding opportunities following targeted capital improvements. Any goodwill recognized will primarily reflect anticipated operating synergies, assembled workforce, and other benefits that do not meet the criteria for separate recognition as identifiable intangible assets.

Consideration Transferred

The aggregate purchase price was approximately $24.0 million, satisfied primarily through the issuance of 133,333 shares of the Company’s Series C Convertible Preferred Stock (the “Exchange Shares”), each convertible into 6,000 shares of common stock.

Under the Purchase Agreement, 10% of the Exchange Shares were placed in escrow for 12 months to satisfy potential indemnification obligations.

In addition, the sellers are eligible to receive up to 25,000 additional shares of Series C Convertible Preferred Stock (the “Earn-Out Shares”) contingent upon achievement of specified post-closing milestones, including:

1.	Completion of planned property renovations and upgrades;
2.	Execution of a Hilton-brand franchise renewal agreement; and
3.	Achievement of defined operating income thresholds for any fiscal year ending on or before December 31, 2027.

The purchase price was not subject to any adjustment for fluctuations in the Company’s common stock VWAP as of the closing date.

Accounting for Contingent and Variable Consideration

●	The Earn-Out Shares represent contingent consideration and will be measured at fair value on the acquisition date and subsequently remeasured at fair value, with changes recognized in earnings until settlement.
●	The escrowed shares do not affect the total consideration transferred at the acquisition date unless and until amounts are forfeited or returned under indemnification provisions.
●	No additional contingent or variable purchase price mechanisms were included in the Purchase Agreement.

Preliminary Purchase Price Allocation

The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The Company is finalizing the identification and measurement of the fair values of assets acquired and liabilities assumed, including:

●	Property, plant and equipment;
●	Identifiable intangible assets (such as franchise rights, trade name, customer relationships, and any favorable/unfavorable contracts); and
●	Related deferred tax balances.

As these analyses are ongoing, the amounts assigned to goodwill, intangible assets, and deferred taxes are considered provisional. In accordance with ASC 805, this preliminary allocation will be finalized within one year of the acquisition date. Updates will be reflected in future filings as additional valuation information becomes available.

Tax Deductibility of Goodwill

The Company is evaluating whether any goodwill arising from the acquisition will be deductible for income tax purposes. This determination will be finalized upon completion of the purchase accounting process.

Measurement Period

The Company expects to finalize the purchase price allocation no later than September 30, 2026. During this measurement period, provisional amounts may be adjusted retrospectively if new information becomes available about facts and circumstances existing as of the acquisition date.

Acquisition-Related Costs

Transaction-related professional fees and other acquisition costs were not material and were expensed as incurred, included within general and administrative expenses in the consolidated statements of operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 12, 2024, the Company dismissed GreenGrowth CPAs Inc. (“GreenGrowth”) as its independent registered public accountancy firm, and engaged Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm.

The reports of GreenGrowth regarding the Company’s financial statements for the quarter ending September 30, 2023 and December 31, 2023, respectively, being the two most recent fiscal quarters for which the Company has filed financial statements with the Securities and Exchange Commission (the “SEC”), did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

The board of directors of the Company, acting as the audit committee, approved the decision to change the Company’s independent accountants.

For the period from engagement with GreenGrowth on November 7, 2023 through April 12, 2024, the Company had no disagreements with GreenGrowth (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GreenGrowth, would have caused GreenGrowth to make reference thereto in connection with its report. GreenGrowth did not issue any reports with respect to the fiscal year end for the Company as of April 12, 2024.

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

Item 9A. Controls and Procedures.

Definition and Purpose of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. These controls also ensure that such information is accumulated and communicated to our Chief Executive Officer (our principal executive and financial officer) and other members of management as appropriate, to enable timely decisions regarding required disclosures.

In practice, effective disclosure controls encompass a framework of policies, procedures, reporting calendars, and certifications intended to:

●	Capture material financial and non-financial information across business units;
●	Assess disclosure obligations under SEC rules, including Regulation S-K and Regulation S-X;
●	Provide management with a reliable basis for making timely judgments regarding disclosure; and
●	Support certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Definition and Purpose of Internal Control over Financial Reporting

Internal control over financial reporting (“ICFR”) is a process designed by, or under the supervision of, our Chief Executive Officer, and effected by our Board of Directors, management, and other personnel. The objective of ICFR is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Key elements of ICFR include:

●	Recordkeeping: Maintenance of books and records in reasonable detail to accurately and fairly reflect transactions and asset dispositions;
●	Authorization: Controls ensuring that receipts and expenditures are made only in accordance with authorizations of management and the Board;
●	Financial Reporting: Processes that ensure timely, complete, and accurate preparation of financial statements in conformity with U.S. GAAP; and
●	Asset Protection: Controls designed to prevent or detect unauthorized use, acquisition, or disposition of assets that could materially impact the financial statements.

Limitations of Controls

Management acknowledges that no system of disclosure controls or ICFR can provide absolute assurance against error or fraud. Limitations include human error, collusion, management override, and cost-benefit constraints. Accordingly, even systems deemed effective can provide only “reasonable assurance” that control objectives are achieved. Furthermore, projections of any evaluation to future periods carry risk, as controls may become inadequate due to changes in conditions, staffing, or compliance.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, with the participation of management, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, as required by Rule 13a-15(b) under the Exchange Act. This evaluation considered the design and operational effectiveness of both manual and automated controls intended to ensure the reliability and timeliness of disclosures.

Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025. The primary deficiencies contributing to this conclusion include:

●	Insufficient Personnel: We lack full-time accounting and financial reporting staff with appropriate U.S. GAAP and SEC reporting expertise. This resource constraint limits segregation of duties and reduces independent review over financial close processes.
●	Over-Reliance on Senior Management: Due to the small size of our finance function, certain control activities rely disproportionately on our Chief Executive Officer, limiting independent checks and balances.
●	Manual Processes: Our financial reporting systems are heavily dependent on manual entries and reconciliations, increasing the risk of undetected error.
●	Limited Disclosure Review Process: We do not currently have a robust multi-level disclosure committee structure in place, which constrains our ability to independently challenge and validate disclosure judgments.

Management’s Plan to Address Deficiencies

Management intends to remediate these deficiencies as financial resources permit by:

●	Hiring or contracting additional accounting and financial reporting personnel;
●	Expanding the use of external consultants to review complex accounting areas and SEC filings;
●	Enhancing procedures for disclosure review and establishing a formal disclosure committee; and
●	Investing in systems and tools to reduce reliance on manual processes.

Until these steps are completed, management cannot conclude that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Responsibility for Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Management recognizes that a sound system of internal controls requires oversight by the Board of Directors, clear policies and procedures, segregation of duties, independent review, and continuous monitoring. Our system of ICFR is intended to ensure that:

●	Records are maintained in sufficient detail to accurately and fairly reflect transactions and dispositions of assets;
●	Transactions are recorded in conformity with U.S. GAAP to permit the preparation of timely and reliable financial statements;
●	Receipts and expenditures are made only with appropriate authorization of management and the Board of Directors; and
●	Unauthorized acquisition, use, or disposition of Company assets that could have a material effect on the financial statements is prevented or detected on a timely basis.

Inherent Limitations of Internal Control

Because of inherent limitations, ICFR cannot provide absolute assurance of preventing or detecting misstatements. Limitations include human error, management override, collusion, and the cost of controls relative to expected benefits. Further, conditions may change over time, causing controls to become less effective, and compliance with procedures may deteriorate. Accordingly, even effective ICFR can provide only “reasonable assurance” of achieving its objectives.

Framework and Evaluation Methodology

Management conducted its assessment of the effectiveness of our ICFR as of June 30, 2025, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This framework evaluates internal control across five integrated components:

1.	Control Environment – tone at the top, integrity, and governance;
2.	Risk Assessment – identification and analysis of risks relevant to financial reporting;
3.	Control Activities – policies and procedures designed to mitigate risks;
4.	Information and Communication – systems to capture and communicate relevant financial information; and
5.	Monitoring Activities – ongoing evaluations of the effectiveness of controls.

Results of Management’s Assessment

Based on this evaluation, management concluded that our ICFR was not effective as of June 30, 2025 due to the existence of material weaknesses, including:

●	Insufficient Financial Reporting Personnel: We have a limited number of employees dedicated to accounting and financial reporting. This lack of resources restricts segregation of duties and increases reliance on senior management for multiple review and approval functions.
●	Complex Financial Instruments: We have issued convertible debt, preferred stock, and derivative instruments requiring complex accounting and valuation. Our reliance on third-party consultants and limited internal expertise creates a heightened risk of misstatement.
●	Acquisition Accounting and Goodwill Valuation: Recent acquisitions required complex purchase price allocations and valuation of goodwill and intangibles. The subsequent impairment of goodwill shortly (approximately one year for FHVH) after recognition demonstrates deficiencies in due diligence and control activities over acquisition accounting.
●	Information Technology and Systems Limitations: Our financial reporting systems are not fully automated and rely heavily on manual processes, increasing the risk of error and limiting timely monitoring activities.
●	Resource Constraints: Our working capital deficit and limited liquidity impair our ability to invest in strengthening our ICFR framework, including recruitment of qualified personnel, implementation of enhanced financial systems, and engagement of external advisors on a recurring basis.

Because of these material weaknesses, management cannot conclude that our ICFR was effective as of June 30, 2025.

Auditor Attestation

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR. Management’s assessment of ICFR was not subject to attestation pursuant to rules applicable to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this report:

Name	Age	Position(s)
Jimmy Chan	46	Chief Executive Officer
James Steigerwald	54	Chairman of the Board of Directors, Chief Operating Officer, Director
Lei Sonny Wang	46	Chief Revenue Officer, Director
Christopher Dieterich	77	Independent Director
Thomas Morse	55	Independent Director
Ried Floco	54	President, Director

Background of Executive Officers and Directors

Jimmy Chan

Mr. Chan has served as Chief Executive Officer of Nightfood Holdings, Inc. since April 29, 2025. Jimmy Chan is a seasoned entrepreneur and business leader with over two decades of experience spanning real estate, lending, foodservice packaging, legal cannabis, software development, manufacturing, international trade, and healthcare. As the founder of CarryOutSupplies.com and a recognized innovator in hospitality operations, supply chain logistics, and customer experience, Mr. Chan brings a proven ability to scale businesses and capture emerging opportunities. He now leads Nightfood Holdings d/b/a TechForce Robotics’ bold expansion into AI-driven automation and service robotics within the hospitality and foodservice sectors.

Mr. Chan specializes in preparing private companies for public listing, navigating capital markets, executing mergers and acquisitions, and leading operational transformations. His leadership is defined by innovation, strategic execution, and a relentless commitment to building sustainable, long-term value. Outside of his professional endeavors, Mr. Chan is passionate about family, community leadership, and philanthropy.

James Steigerwald

Mr. Steigerwald has served as the Chief Operating Officer since March 25, 2025 and a director since January 21, 2025. He is a seasoned entrepreneur with three decades of experience. He served as Chief Marketing Officer of Nug Avenue from January 2021 to February 2022 and as its General Manager from February 2022 to March 2024. Mr. Steigerwald played a key role in Nug Avenue’s growth during the COVID pandemic. Before entering the cannabis industry, Mr. Steigerwald worked in the real estate and mortgage sector, eventually starting his own mortgage brokerage in 2003. However, following the 2008 mortgage crisis, he shifted his focus to consulting and became a principal in various industries, specializing in marketing, sales, and operations. Since July 2012, Mr. Steigerwald has owned SwiftLead, Inc., a sales, business operations, and marketing consulting firm. From July 2017 to March 2020, he owned 3JE, Inc., an AT&T Direct TV and cell phone reseller. From February 2019 to December 2019, he owned ESSRW, Inc., an equestrian equipment manufacturer and repairer. From January 2021 to October 2023, Mr. Steigerwald served as Chief Operating Officer of Sugarmade, Inc., a company formerly quoted on the OTC, which wholly-owned SWC until Nightfood Holdings acquired SWC in September 2024.

Lei Sonny Wang

Mr. Wang has served as the Chief Revenue Officer since April 29, 2025 and has served as a director since February 2, 2024. He previously served as the Chief Executive Officer of the Company from February 2, 2024 through April 30, 2025. Mr. Wang founded and has served as chief executive officer of Future Hospitality Ventures Holdings Inc., a service robots distribution company to address operational inefficiencies in the hospitality industry, since October 28, 2023. On October 17, 2017, Mr. Wang established, and acted as executive director of, Intelligent Ventures Group Inc., which specializes in scaling and reviving California’s early-stage and distressed small businesses through turnkey management. On March 1, 2019, Mr. Wang joined Tri Cascade Inc. as the Executive Director of Business Development, an early-stage IoT device manufacturing and smart device development company focusing on deploying Outdoor Air Quality Monitor applications to address high-density urban air population concerns. On March 2, 2020, Mr. Wang joined Komfort IQ as the Chief Revenue Officer, an IoT startup enhancing energy efficiency in commercial office spaces by up to 60%. On January 5, 2022, Mr. Wang joined Retrofitek Inc., a startup distribution company innovating in the HVAC sector with energy-saving coating technologies, as the interim CEO. Mr. Wang studied Political Science at the University of California, Santa Barbara, and obtained degrees in Consumer Behavior and Business Administration from the University of North Texas. Mr. Wang’s history in managing, launching, and growing companies that address critical challenges uniquely positions him as a qualified board member. NGTF believes that Mr. Wang’s strategic vision, combined with his operational experience, will contribute to creative problem-solving, business development, fundraising, and overall management.

Christopher Dieterich

Mr. Dieterich is qualified to serve as a Director by way his extensive legal and business experience. He graduated from Virginia Polytechnic Institute in 1969 (BS Engineering), University of California at Berkeley 1970 (MS Engineering) on full scholarship by Ford Foundation; and the University of California at Los Angeles in 1979 (JD Law/MS Economics), pursuant to grant from Olin Foundation. He operates a law firm that specializes in Securities and Exchange Commission filings and venture capital arrangements, and currently represents 15 reporting public entities. The firm has participated in capital raises for over 50 clients, and hundreds of millions of dollars for those clients. The Board believes Mr. Dieterich will add significant value to not only corporate governance, but also to operational and capital acquisition efficiency.

Mr. Dieterich has served as an independent director since January   , 2025.

Thomas Morse

Mr. Morse has served as an independent director since August 16, 2021. Mr. Morse was co-founder and original President of 5-Hour Energy (Living Essentials, LLC) Mr. Morse has served as the manager of Liquid OTC LLC (doing business as LOL), a company specializing in functional candy and oral care products, since January 2011. In addition, he has served since August 2005 as the manager of Alina Healthcare Products, LLC, a consumer-packaged goods development and distribution company. From July 2014 through October 2019, Mr. Morse was the Founder and CEO of Strategy & Execution Inc., a consumer packaged goods development and distribution company. From May 1999 through December 2005, Mr. Morse served as the President of Living Essentials LLC, the parent company of both 5-Hour Energy and Chaser. He was responsible for the development and launch of those brands, including implementation of sales & marketing strategies to build brands in new categories, the national retail rollout of the product lines, and the recruitment and development of the core management team. He holds a B.A. from Michigan State University with a major in accounting/business. The Company believes that Mr. Morse is qualified as a Board member of the Company because of his management, marketing and business development skills in the consumer goods industry, and his experience as founder of 5-Hour Energy.

Term and Family Relationships

Our directors currently have terms which will end at our next annual meeting of the stockholders or until successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

No family relationships exist among our officers, directors and consultants.

Legal Proceedings

To the best of our knowledge, no officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management. We are not currently aware of any creditor disputes, vendor collection actions, or shareholder claims.

Code of Ethics

We recognize the importance of maintaining high ethical standards in the conduct of our business and compliance with applicable laws and regulations. The Company is in the process of finalizing a formal written Code of Ethics that will apply to our Chief Executive Officer (who also serves as our principal financial and accounting officer), our directors, and all employees.

This Code of Ethics, once formally adopted, will be designed to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
●	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications;
●	Compliance with applicable governmental laws, rules, and regulations;
●	Prompt internal reporting of violations of the Code to appropriate persons identified therein; and
●	Accountability for adherence to the Code.

We expect to adopt the Code of Ethics in the near term and will make a copy available to stockholders upon request and, if applicable, through our corporate website. Any amendments to or waivers of the Code of Ethics applicable to our Chief Executive Officer or other covered officers will be disclosed promptly as required by SEC rules.

Insider Trading Policy

The Company recognizes the importance of safeguarding against the improper use of material nonpublic information and maintaining the integrity of the securities markets. We are in the process of finalizing a formal Insider Trading Policy that will apply to all directors, officers, employees, and consultants of the Company.

The policy will be designed to:

●	Prohibit trading in the Company’s securities while in possession of material nonpublic information;
●	Establish trading “blackout periods” and pre-clearance procedures for directors, officers, and designated employees;
●	Prohibit short sales, hedging, and other speculative transactions in Company securities; and
●	Provide guidance on recognizing and avoiding unlawful “tipping” of confidential information to others.

We expect to formally adopt this Insider Trading Policy in the near term. Once adopted, the policy will be distributed to all covered individuals, who will be required to acknowledge receipt and compliance.

CORPORATE GOVERNANCE

Board of Directors

During the fiscal year ended June 30, 2025, Messrs. Steigerwald, Wang, Dieterich and Floco were appointed to our Board of Directors.

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

The Board has determined that of the current directors, Mr. Dieterich and Mr. Morse would qualify as independent directors as that term is defined in the listing standards of The NASDAQ Capital Market if we were listed on The NASDAQ Capital Market.

Delinquent Section 16(a) Beneficial Ownership of Reporting

Section 16(a) of the Securities Exchange Act requires officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act to the Company. Based solely on our review of reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, we believe that the following forms were not filed on a timely basis: [(a) Form 3 and Form 4 as to two transactions by Mr. Lei Sonny Wang; (b) Form 3 as to one transaction by Mr. Jimmy Chan; (c) …]

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash annual remuneration of our executive officers during our past two fiscal years:

Name and Principal Position	Fiscal Year	Fees earned or paid in cash	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Sean Folkson, former CEO (1)	2025	$0	-	$-					0
	2024	$70,000	-	-	-	-	-	-	$70,000

Lei Sonny Wang	2025	$100,000	-	$91,800					191,800
former CEO (2)	2024	$50,000	-	-	-	-	-	-	$50,000

Jimmy Chan	2025	$30,000	-	$91,800					$121,800
CEO (3)	2024	-	-	-	-	-	-	-	-

James Steigerwald COO (4)	2025	$30,000	-	$64,260					$-
	2024	$0	-	-	-	-	-	-	-

Ried Floco COO (5)	2025	$30,000	-	$122,400					$-
	2024	$0	-	-	-	-	-	-	-

(1)	On February 2, 2024 Mr. Folkson resigned as CEO and director. During the fiscal year ended June 30, 2024, Mr. Folkson invoiced cash compensation of $70,000.
(2)	Lei Sonny Wang served as CEO from February 2, 2024 through April 30, 2025. Mr. Wang invoiced $50,000 as consulting fees for fiscal 2024.
(3)	Jimmy Chan was appointed CEO on April 29, 2025.
(4)	James Steigerwald was appointed COO effective March 25, 2025.
(5)	Ried Floco was appointed President and Director effective April 29, 2025
(6)	Li Sonny Wang received 15,000 shares of Series C, preferred stock. These shares are convertible at a rate of 1:6,000 common shares. The closing price on the date of grant was $0.0068/share. During this period, the shares vested were from April - June 2025. The vesting period is 20 months.
(7)	Jimmy Chan received 15,000 shares of Series C, preferred stock. These shares are convertible at a rate of 1:6,000 common shares. The closing price on the date of grant was $0.0068/share. During this period, the shares vested were from April - June 2025. The vesting period is 20 months.
(8)	James Steigerwald received 10,500 shares of Series C, preferred stock. These shares are convertible at a rate of 1:6,000 common shares. The closing price on the date of grant was $0.0068/share. During this period, the shares vested were from April - June 2025. The vesting period is 20 months.
(9)	Ried Flocco received 20,000 shares of Series C, preferred stock. These shares are convertible at a rate of 1:6,000 common shares. The closing price on the date of grant was $0.0068/share. During this period, the shares vested were from April - June 2025. The vesting period is 20 months.

Outstanding Equity Awards

No grants of stock options or stock awards were made during the fiscal years ended June 30, 2024 and 2025 to our named executive officers other than the stock awards disclosed in the Executive Compensation Table above. We have no stock options outstanding.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We do not maintain any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. During the fiscal years ended June 30, 2024 and 2025, no grants of stock options were made, and we have no stock options outstanding. Compensation to our named executive officers during these periods consisted primarily of cash payments and stock awards, as reflected in the Executive Compensation Table above.

Director Compensation

Starting in Fiscal Year 2025, we commenced paying our independent directors a cash fee of $1,500 on a quarterly basis. In addition, upon their appointment, each of our independent directors is entitled to an annual grant of either restricted stock or warrants to purchase common stock, based on the closing price of our common stock on the date of grant. Accordingly, our independent directors were granted different amounts of securities depending on when they were appointed due to fluctuations in our stock price.

The following table below sets forth the compensation earned by our directors for service on our Board of Directors during the years ended June 30, 2024 and 2025:

Name	Fees earned or paid in cash $	Stock Awards $		Option Award $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $
2025
James Steigerwald	3,000	11,000	(3)						14,000
Lei Sonny Wang	1,500	5,500	(3)						7,000
Christopher Dieterich	3,000	11,000	(3)						14,000
Ried Floco	1,000	3,667	(3)						4,667
Thomas Morse	6,000	22,000	(3)						28,000

2024
Thanuja Hamilton, MD	12,000	16,000	(1)	–	–	–	–		28,000
Nisa Amoils	12,000	–		–	–	–	2,500	(2)	14,500
Thomas Morse	12,000	16,000	(1)	–	–	–	–		28,000
Sean Folkson	6,000	8,000	(1)	–	–	–	–		14,000

(1)	Represents cash value of unissued stock awards under terms of agreement for annual service as a director
(2)	Represents fair value of 100,000 5 year warrants issued October 1, 2023 which vested quarterly through June 30, 2024 and are exercisable at $0.0425 per share
(3)	Each director is entitled to received $22,000 annually in the form of common stock, based upon their respective service start date in the year of grant (pro-rata on a monthly basis). These shares currently remain unissued.

Employment/Consulting Agreements

Jimmy Chan

On March 25, 2025, the Company entered into an Independent Contractor Agreement with Jimmy Chan pursuant to which Mr. Chan provided consulting services to the Company, including support for mergers and acquisitions, capital markets initiatives, and strategic growth planning. Under the agreement, Mr. Chan was entitled to a monthly consulting fee of $15,000 and was granted 15,000 shares of the Company’s Class C Preferred Stock, subject to milestone-based vesting tied to the consummation of specified acquisitions, uplisting of the Company to a national exchange, and achievement of shareholders’ equity in excess of $40 million as reported in the Company’s SEC filings.

Effective April 29, 2025, Mr. Chan was appointed as Chief Executive Officer of the Company. In connection with his appointment, the Company and Mr. Chan entered into an employment agreement providing for the same economic compensation terms as his March 25, 2025 consulting agreement.

On June 12, 2025, the Company and Mr. Chan executed an Amendment to Schedule A of his Restricted Stock Award Agreement. The amendment revised the vesting schedule such that the granted shares vest in equal monthly installments over a 20-month period commencing April 1, 2025, subject to acceleration upon the achievement of specified performance milestones. The amendment further provides that if no milestones are achieved by November 25, 2026, the Company retains the discretion to claw back shares that vested solely under the time-based mechanism

James Steigerwald

In connection with Mr. Steigerwald’s appointment as Chief Operating Officer, NGTF and Mr. Steigerwald entered into an employment agreement effective as of March 25, 2025. Pursuant to the Agreement, the Company agreed to pay Mr. Steigerwald an annual base salary of $120,000 and to issue 10,500 shares of the Company’s Series C Preferred Stock (the “Restricted Stock”), which shares shall vest in 3 equal increments upon the achievement of performance milestones as set forth in the Restricted Stock Award Agreement dated March 25, 2025 (the “Award Agreement”), attached as Exhibit A to the Agreement. Any unvested shares will be subject to forfeiture upon termination of the Agreement.

On June 12, 2025, the Company and Mr. Chan executed an Amendment to Schedule A of his Restricted Stock Award Agreement. The amendment revised the vesting schedule such that the granted shares vest in equal monthly installments over a 20-month period commencing April 1, 2025, subject to acceleration upon the achievement of specified performance milestones. The amendment further provides that if no milestones are achieved by November 25, 2026, the Company retains the discretion to claw back shares that vested solely under the time-based mechanism

Lei Sonny Wang

In connection with his appointment as Chief Executive Officer, on March 25, 2025, the Company entered into an Employment Agreement with Lei “Sonny” Wang. The agreement provided for an initial one-year term beginning on March 25, 2025, with automatic one-year renewals unless either party gave at least 30 days’ prior written notice of non-renewal. Under the agreement, Mr. Wang was entitled to an annual base salary of $120,000, payable in monthly installments, and was granted 15,000 shares of the Company’s Series C Preferred Stock, subject to milestone-based vesting as follows: 5,000 shares upon the signing of the 40th service robot under Future Hospitality Ventures Holdings (“FHVH”), 5,000 shares upon the signing of the 80th service robot, and 5,000 shares upon the signing of the 120th service robot.

Effective April 29, 2025, Mr. Wang resigned as Chief Executive Officer and was appointed Chief Revenue Officer of the Company. His March 25, 2025 Employment Agreement remained in effect, with only his title updated; all economic terms remained unchanged.

On June 12, 2025, the Company and Mr. Wang executed an Amendment to Schedule A of his Restricted Stock Award Agreement. The amendment revised the vesting schedule such that the granted shares vest in equal monthly installments over a 20-month period commencing April 1, 2025, subject to acceleration upon the achievement of specified performance milestones. The amendment further provides that if no milestones are achieved by November 25, 2026, the Company retains the discretion to claw back shares that vested solely under the time-based mechanism

Reid Floco

On March 25, 2025, the Company entered into an Independent Contractor Agreement with Ried Floco pursuant to which Mr. Floco provided consulting services to the Company, including originating mergers and acquisitions, supporting the deployment of service robots, overseeing the TechForce Robotics team, and leading strategic growth initiatives. Under the agreement, Mr. Floco was entitled to a monthly consulting fee of $15,000 and was granted 20,000 shares of the Company’s Series C Preferred Stock, subject to milestone-based vesting as follows: (i) 7,500 shares upon consummation of the SWC Group, Inc. and Skytech Automated Solutions acquisitions; (ii) 5,000 shares upon Skytech securing contracts for 80 service robots with recurring revenue; and (iii) 7,500 shares upon Skytech securing contracts for 120 service robots with recurring revenue.

Effective April 29, 2025, Mr. Floco was appointed as President and Director of the Company. The Company intends, at the earliest practicable time, to enter into an executive employment agreement with Mr. Floco that will mirror the compensation and equity provisions set forth in his March 25, 2025 consulting agreement.

On June 12, 2025, the Company and Mr. Floco executed an Amendment to Schedule A of his Restricted Stock Award Agreement. The amendment revised the vesting schedule such that the granted shares vest in equal monthly installments over a 20-month period commencing April 1, 2025, subject to acceleration upon the achievement of specified performance milestones. The amendment further provides that if no milestones are achieved by November 25, 2026, the Company retains the discretion to claw back shares that vested solely under the time-based mechanism.

Termination of Employment

Other than as disclosed herein, the Company has not entered into any compensatory plans or arrangements, including payments to be received from the Company, with respect to any named executive officer that would result in payments upon resignation, retirement, or other termination of employment. The agreements disclosed for Messrs. Chan, Floco, and Wang contain only the equity vesting and claw back provisions described above and do not provide for any additional severance, change-in-control, or other termination benefits.

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

Board Composition

Our business and affairs are managed under the direction of our board of directors, three of whom are considered independent. Our current directors will continue to serve as directors until their resignation, removal or successor is duly elected.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of September 29, 2025 by: (i) our officers and directors; (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 5% of any class of our voting securities, including those shares subject to outstanding options.

The following table sets forth, as of October 14, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our directors, our named executive officers and by our executive officers and directors as a group.

The number of shares beneficially owned by each person, director, director nominee, or named executive officer is determined under rules of the SEC; this information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares with respect to which the person has the right to acquire sole or shared voting or investment power within 60 days of September 29, 2025, through the conversion of shares of convertible preferred stock or the exercise of any stock option, warrant or other right.

The percentage of common stock beneficially owned is based on 151,941,921 shares issued and outstanding as of September 29, 2025. Unless we indicate otherwise, each person has sole investment and/or voting power with respect to the shares set forth in the following tables.

Unless otherwise indicated, the address for each person listed below is: c/o Nightfood Holdings, Inc., 13501 South Main Street, Los Angeles, California 90061.

Name of Beneficial Owner	Common Stock Owned	Shares Issuable upon Conversion (7)	Total Beneficial Ownership	Percentage of Common Stock Outstanding (10)
Jimmy Chan	-	39,083,333	39,083,333	5.57%
James Steigerwald	-	27,300,000	27,300,000	3.89%
Ried Floco	585,000	56,260,000	56,845,000	8.10%
Lei Sonny Wang	-	13,500,000	13,500,000	1.92%
Christopher Dieterich	-	-	-	0.00%
Thomas Morse	216,494	-	216,494	0.03%
All directors and officers as a group (6 persons)	801,494	136,143,333	136,944,827	19.51%

1-	Chief Executive Officer and Chief Financial Officer

2-	Chairman and Chief Operating Officer

3-	President and Director

4-	Chief Revenue Officer and Director

5-	Independent Director

6-	Independent Director

7-	Represents shares of common stock issuable conversion of the Company’s Series C, convertible preferred stock that is vested and exercisable. These shares can be converted into common stock at a rate of 1:6,000, and voted accordingly at June 30, 2025.

8-	Jimmy Chan has an equivalent 39,000,000 equivalent shares of common stock for shares vested for services rendered. Additionally, 83,333 fully vested shares were obtained in connection with the acquisition of SWC Group, Inc. on March 31, 2025 in which the shares were issued to Sugarmade, Inc. an entity controlled by Jimmy Chan.

9-	Ried Floco has an equivalent 56,250,000 equivalent shares of common stock for shares vested for services rendered. Additionally, 10,000 fully vested shares were obtained in connection with the acquisition of Skytech on March 31, 2025, an entity controlled by Ried Floco.

10-	Based on 702,054,354 shares of common stock outstanding as of June 30, 2025. For each individual, the percentage is calculated based on total shares outstanding plus any shares such individual has the right to acquire within 60 days.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K other than as set out below in Item 13 - Transactions with Related Parties, where Mr. Jimmy Chan, became the Company’s controlling shareholder as a result of a transaction whereunder our former controlling shareholder, Mr. Lei Sonny Wang, transferred 1,000 shares of the Company’s Series Super Voting A Preferred stock to Mr. Jimmy Chan pursuant to a securities purchase agreement. These shares are not convertible into common stock, however, they provide the holder with 100,000,000 votes.

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

Director Independence

We have two independent directors, Christopher Dieterich and Thomas Morse.

Transactions with Related Parties

We did not have any related party transactions reportable under Item 404 of Regulation S-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company in fiscal year 2025 and 2024

The following table sets forth the fees billed to us by our principal auditor Fruci & Associates II, PLLC (“Fruci”) for professional services rendered during the fiscal year ended June 30, 2025, Fruci, and our former principal auditor, for professional services rendered during the fiscal year ended June 30, 2024:

	June 30, 2025	June 30, 2024
Audit fees(1)	$103,500	$57,000
Audit related fees(2)	-	-
Tax fees(3)	-	-
All other fees	-	-
Total fees	$103,500	$57,000

(1)	Audit Fees — Audit fees consist of fees billed for the audit of our annual financial statements and the review of the interim consolidated financial statements.

(2)	Audit-Related Fees — These consisted principally of the aggregate fees related to audits that are not included Audit Fees.

(3)	Tax Fees — Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our tax returns.

(4)	– N/A

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

2.1

Share Exchange Agreement, dated March 31, 2025, with Skytech Automated Solutions Inc., and all of the shareholders of Skytech (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 2, 2025)

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2021)
3.6	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.8	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
4.1	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023 (incorporated by reference to Exhibit 4.3 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.4	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023 (incorporated by reference to Exhibit 4.6 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
10.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.2	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.3	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.4	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.5	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).

10.6	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.7	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.8	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.9	Share Exchange Agreement by and among Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., Sean Folkson as the holder of the Series A Preferred Stock of NGTF and the sole shareholder of FHVH dated January 22, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2024)
10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.11	Promissory Note dated January 24, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.12++	Consulting Agreement between Nightfood Holdings, Inc. and Sean Folkson, dated February 2, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.13++	Employment Agreement between Nightfood Holdings, Inc. and Lei Sonny Wang, dated February 2, 2024. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.14	Letter Agreement between Fourth Man, LLC and Nightfood Holdings, Inc. dated February 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024)
10.15	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.16	Promissory Note dated March 12, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.17	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.18	Promissory Note dated May 5, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.19	Description of Letter Agreement dated July 22 ,2024 with Fourth Man, LLC amending the right to adjustment of the conversion price of certain promissory notes (incorporated by reference to Form 8K file with the Commission on July 26, 2024
10.20	Share Exchange Agreement dated September 4, 2024 with Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc. and Sugarmade, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2024)
10.21	Promissory Note dated September 23, 2024 with Mast Hill Fund, L.P (incorporated by reference to the Registrant’s Form 10-K filed with the Commission on December 27, 2024)
10.22	Securities Purchase agreement dated September 23, 2024 with Mast Hill Fund LP (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.23	Share Exchange Agreement dated September 30, 2025 with Treasure Mountain Holdings, LLC, d/b/a Hilton Garden Inn, SBZ Industry Investment Inc., Xu Shunping, and Xu Lian (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on October 6, 2025)
10.24	Share Exchange Agreement dated August 27, 2025 with Victorville Treasure Holdings, LLC, SBZ Investment Industry Inc., Nuo Wei Zhang, Siyuan Li and Jue Wang (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on September 3, 2025)
10.25	Securities Purchase Agreement, dated July 25, 2025, by and between Lei Sonny Wang and Jimmy Chan (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 4, 2025)
10.26	Assignment of Pledge Agreement, dated July 25, 2025, by and between Lei Sonny Wang and Jimmy Chan (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on August 4, 2025)
10.27	Employment Agreement, dated March 25, 2025, between NightFood Holdings, Inc. and James Steigerwald (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on July 30, 2025)
10.28	Letter Agreement between the Company and Fourth Man, LLC. (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on April 14, 2025)
10.29	Securities Purchase Agreement, dated March 13, 2025, by and between Nightfood Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 24, 2025)
10.30	Senior Secured Promissory Note, dated March 13, 2025, issued by Nightfood Holdings, Inc. in favor of Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 24, 2025)
10.31	Ninth Amendment to Security Agreement, dated March 13, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 24, 2025)
10.32	Ninth Amendment to Pledge Agreement, dated March 13, 2025, by and among Nightfood Holdings, Inc., Lei Sonny Wang, and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 24, 2025)
10.33	Ninth Amendment to Guarantee Agreement, dated March 13, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Form 8-K filed with the Commission on March 24, 2025)
10.34	Second Amendment to the Share Exchange Agreement dated March 31, 2025. (incorporated by reference to the Registrant’s Form 8-K/A filed with the Commission on April 2, 2025)
21	List of subsidiaries (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on December 27, 2024)
16.1	Letter from GreenGrowth, CPAs (incorporated by reference to Exhibit 16.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on April 22, 2024 and amended on Form 8-K/A filed with the Commission on August 1, 2024)
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
++	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTFOOD HOLDINGS, INC.

Date: October 14, 2025	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 14, 2025	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jimmy Chan	Chief Executive Officer	October 14, 2025
Jimmy Chan	(Principal Executive Officer)

/s/ Jimmy Chan	Chief Financial Officer, Treasurer and Director	October 14, 2025
Jimmy Chan	(Principal Financial and Accounting Officer)

/s/ Reid Floco	President & Director	October 14, 2025
Reid Floco

/s/ James Steigerwald	Chief Operating Officer & Director	October 14, 2025
James Steigerwald

/s/ Christopher Dieterich	Director	October 14, 2025
Christopher Dieterich

/s/ Thomas Morse	Director	October 14, 2025
Thomas Morse

/s/ Lei Sonny Wang	Chief Revenue Officer & Director	October 14, 2025
Lei Sonny Wang

