Form 10-Q
period 2025-09-30
NightFood Holdings, Inc.
filed 2025-11-19
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55406

NIGHTFOOD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13501 South Main Street Los Angeles, California	90016
(Address of Principal Executive Offices)	(Zip Code)

866-291-7778

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On November 19, 2025 the issuer had 173,941,136 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	June 30, 2025

Assets

Current Assets
Cash	$1,337,285	$350,231
Accounts receivable - net	97,631	46,215
Inventory	396,673	319,491
Prepaids and other	137,173	61,529
Total Current Assets	1,968,762	777,466

Property and equipment - net	24,774,395	240,824

Goodwill	95,686,177	4,504,177

Intangible assets - net	6,364,368	1,802,067

Total Assets	$128,793,702	$7,324,534

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,529,306	$3,156,258
Accounts payable and accrued expenses - related parties	2,505,539	322,900
Deferred revenue	599,204	557,725
Convertible notes payable - net	4,176,251	4,250,954
Mortgage notes payable	386,682	-
Derivative liabilities	1,499,804	805,765
Derivative liabilities - related parties	553,241	297,227
Notes payable- net	5,002,385	1,576,250
Liabilities of discontinued operations	450,495	479,005
Total Current Liabilities	20,702,907	11,446,084

Long Term Liabilities
Convertible notes payable - net	510,947	467,390
Convertible notes payable - related parties - net	40,298	20,149
Mortgage notes payable	19,095,977	-
Notes payable - net	-	14,024
Total Long Term Liabilities	19,647,222	501,563

Total Liabilities	40,350,129	11,947,647

Commitments and Contingencies

Temporary Equity
Seres B, Convertible Preferred stock - $0.001 par value; 5,000 shares designated 1,950 issued and outstanding, respectively	5,065,421	5,065,421
Seres C, Convertible Preferred stock - $0.001 par value; 500,000 shares designated 548,850 and 145,966 issued and outstanding, respectively	89,105,910	7,415,730
Seres D, Convertible Preferred stock - $0.001 par value; 100,000 shares designated 3,334 and 3,334 issued and outstanding, respectively	227,910	227,910
Contingent consideration - acquisitions of Victorville and Rancho Mirage	11,925,000	-
Total Temporary Equity	106,324,241	12,709,061

Stockholders’ Deficit
Preferred stock - $0.001 par value; 1,000,000 shares authorized	-	-
Seres A Preferred stock - $0.001 par value; 1,000 shares designated 1,000 issued and outstanding, respectively	1	1
Common stock - $0.001 par value, 200,000,000 shares authorized 151,941,922 and 136,961,021 shares outstanding, respectively	151,942	136,961
Additional paid-in capital	32,416,768	29,284,708
Accumulated deficit	(50,449,379)	(46,753,844)
Total Stockholders’ Deficit	(17,880,668)	(17,332,174)

Total Liabilities, Temporary Equity and Stockholders’ Deficit	$128,793,702	$7,324,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024

Revenues - net	$782,027	$-

Costs and expenses
Cost of sales	475,565	-
Depreciation and amortization	378,109	-
General and administrative expenses	2,094,234	218,461
Total costs and expenses	2,947,908	218,461

Loss from operations	(2,165,881)	(218,461)

Other income (expense)
Interest income	4,925	15,986
Other income	5,001	-
Loss on debt extinguishment	-	(127,705)
Interest expense (including amortization of debt discount)	(588,074)	(338,605)
Change in fair value of derivative liabilities	(950,053)	-
Total other income (expense) - net	(1,528,201)	(450,324)

Net loss from continuing operations	(3,694,082)	(668,785)

Net loss from discontinued operations	(1,453)	(95,826)

Net loss before provision for income taxes	(3,695,535)	(764,611)

Provision for income taxes	-	-

Net loss	$(3,695,535)	$(764,611)

Deemed dividend on Series B Preferred Stock	-	(11,566)

Net loss available to common stockholders	$(3,695,535)	$(776,177)

Loss per share - basic and diluted - continuing operations	$(0.03)	$(0.01)
Loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)
Loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares - basic and diluted	143,351,827	128,920,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficit

For the Three Months Ended September 30, 2024

(Unaudited)

	Preferred Stock - Classified as Temporary Equity
	Series B - Convertible		Series C - Convertible		Series D - Convertible		Additional	Total	Series A				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Temporary	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

June 30, 2024	1,950	$2	13,333	$13	1,667	$2	$6,036,501	$6,036,518	1,000	$1	128,907,407	$128,907	$29,027,647	$(38,626,400)	$(9,469,845)

Stock issued for services	-	-	-	-	-	-	-	-	-	-	50,000	50	945	-	995

Deemed dividend associated with preferred B stock dilutive warrant adjustments	-	-	-	-	-	-	11,566	11,566	-	-	-	-	-	(11,566)	(11,566)

Shares issued for amended convertible note	-	-	-	-	1,667	2	113,953	113,955	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(764,611)	(764,611)

September 30, 2024	1,950	$2	13,333	$13	3,334	$4	$6,162,020	$6,162,039	1,000	$1	128,957,407	$128,957	$29,028,592	$(39,402,577)	$(10,245,027)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficit

For the Three Months Ended September 30, 2025

(Unaudited)

	Preferred Stock - Classified as Temporary Equity
	Series B - Convertible
	Preferred Stock - Classified as Temporary Equity Preferred Stock		Series C - Convertible Preferred Stock		Series D - Convertible Preferred Stock		Additional Paid-in	Total Temporary	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

June 30, 2025	1,950	$2	145,966	$146	3,334	$3	$12,708,910	$12,709,061	1,000	$1	136,961,021	$136,961	$29,284,708	$(46,753,844)	$(17,332,174)

Acquisition of Victorville	-	-	216,667	217	-	-	38,999,843	39,000,060	-	-	-	-	-	-	-

Acquisition of Rancho Mirage	-	-	176,167	176	-	-	42,279,904	42,280,080	-	-	-	-	-	-	-

Forgiveness of pre-existing relationship with target acquiree	-	-	-	-	-	-	-	-	-	-	-	-	2,652,671	-	2,652,671

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	10,050	10	-	-	410,030	410,040	-	-	-	-	-	-	-

Conversion of convertible debt into common stock	-	-	-	-	-	-	-	-	-	-	14,980,901	14,981	479,389	-	494,370

Contingent consideration - acquisitions of Victorville	-	-	-	-	-	-	7,125,000	7,125,000	-	-	-	-	-	-	-

Contingent consideration - acquisitions of Rancho Mirage	-	-	-	-	-	-	4,800,000	4,800,000	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,695,535)	(3,695,535)

September 30, 2025	1,950	$2	548,850	$549	3,334	$3	$106,323,687	$106,324,241	1,000	$1	151,941,922	$151,942	$32,416,768	$(50,449,379)	$(17,880,668)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2025	2024

Operating activities
Net loss	$(3,695,535)	$(764,611)
Less: net loss - discontinued operations	(1,453)	(95,826)
Net loss - continuing operations	(3,694,082)	(668,785)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash financing cost under contingent liability	-	92,000
Interest income under acquisition note	-	(15,986)
Depreciation and amortization	378,109	-
Loss on debt extinguishment	-	127,705
Change in fair value of derivative liabilities	950,053	-
Amortization of debt discount	138,972	50,372
Bad debt expense	61,158	-
Stock issued for services	-	995
Vesting of Series C - preferred stock - issued as compensation	410,040	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(28,574)	(5,252)
Inventory	(30,182)	30,921
Prepaids and other	96,356	(52,261)
Increase (decrease) in
Accounts payable and accrued expenses	(467,393)	175,988
Accounts payable and accrued expenses - related party	1,942,639	44,200
Deferred revenues	29,479	-
Net cash used in operating activities - continuing operations	(213,425)	(220,103)
Net cash used in operating activities - discontinued operations	(29,963)	91,862
Net cash used in operating activities	(243,388)	(128,241)

Investing activities
Cash acquired in acquisitions	1,269,000	-
Acquisition of property and equipment	(33,981)	-
Acquisition costs secured by debt	-	(128,580)
Net cash provided by (used in) investing activities	1,235,019	(128,580)

Financing activities
Proceeds from notes payable	-	402,050
Repayments on notes payable	(3,236)	-
Repayments on mortgage notes payable	(1,341)	-
Net cash provided by (used in) financing activities	(4,577)	402,050

Net increase in cash	987,054	145,229

Cash - beginning of period	350,231	148,294

Cash - end of period	$1,337,285	$293,523

Supplemental disclosure of cash flow information
Cash paid for interest	$32,802	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in connection with conversion of convertible notes payable	$494,370	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of Victorville	$39,000,060	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of Rancho Mirage	$42,280,080	$-
Contingent consideration liabilities	$11,925,000
Net deficit of Victorville acquired	$4,080,000	$-
Net equity of Rancho Mirage acquired	$(1,463,000)	$-
Forgiveness of pre-existing relationship with target acquiree	$2,652,671	$-
Deemed dividend associated with Series B, convertible preferred stock - dilutive warrant adjustments	$-	$11,566
Series D, convertible preferred stock issued in connection with conversion of debt	$-	$113,955
Increase in debt principal and related accrued interest	$-	$15,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Nightfood Holdings, Inc. and its subsidiaries (“Nightfood,” “NGTF,” “we,” “our,” or the “Company”) operate as an AI-driven service robotics and hospitality technology company. Our primary focus is the development, deployment, and commercialization of AI-powered autonomous robots designed to improve operational efficiency across the hospitality, food service, and facilities-management industries.

To accelerate real-world testing and adoption of our technologies, we pursue strategic acquisitions of hospitality-related real estate assets. These hotels serve as controlled pilot environments where the Company can refine, validate, and showcase its robotics solutions at commercial scale.

In addition, our subsidiary CarryOutSupplies provides complementary logistical and supply-chain capabilities that support both internal operations and market penetration for our robotics products. This integrated structure enhances deployment efficiency, reduces operating friction, and strengthens our overall commercialization platform.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Current Status

As of September 30, 2025, the Company had initiated early customer deployments under this model and commenced revenue-generating activities.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

3.	Hospitality Asset Ownership:

The Company has expanded its business model to include the acquisition, ownership, and operation of hotel properties. These properties are intended to serve both as revenue-generating hospitality operations and as dedicated deployment sites for the Company’s automation technologies, enabling the Company to test, validate, and scale operational efficiencies in live environments. The hospitality segment became active in connection with two business combinations completed during the fiscal year ended June 30, 2026.

Overview of Acquisitions

On August 27, 2025 and September 30, 2025, the Company acquired two hotel properties as part of its strategy to establish a hospitality asset ownership and operations platform. Each acquisition included the underlying real estate, buildings and improvements, hotel operating assets, and related working capital necessary to operate the facilities. The transactions also included franchise rights, liquor licenses, equipment, and other property integral to the hotels’ operations. In connection with the acquisitions, the Company assumed certain operating liabilities, including accounts payable, accrued expenses, and debt obligations secured by the properties.

Strategic Purpose

The acquired hotels support the Company’s strategy in two primary ways:

●	Hospitality Operations: The properties generate recurring operating revenue through the ongoing operation of branded lodging facilities, including room rentals, food and beverage offerings, and other ancillary services; and
●	Automation Deployment: The hotels provide controlled pilot environments in which the Company can implement, refine, and evaluate its robotics and workflow automation technologies prior to broader commercial deployment.

The Company believes that insights gained from these properties will contribute to improvements in operating efficiency, labor utilization, and the long-term scalability of its automation platform.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Franchise Operations

The Company owns and operates its hotels under long-term franchise agreements with established national hotel brands. These arrangements grant the Company the right to operate its hotels using the brand’s trademarks, systems, reservation channels, and operating standards in exchange for various franchise-related fees, which generally include:

●	Royalty fees, typically calculated as a percentage of room revenue;
●	Marketing, loyalty, and reservation assessments supporting brand-wide advertising and distribution systems; and
●	System fees associated with participation in required brand programs and technology platforms.

Under each franchise agreement, the Company is required to comply with the brand’s operating manuals, service standards, and property-level specifications, including ongoing maintenance, periodic upgrades, and compliance with brand-mandated property improvement plans (“PIPs”). Failure to meet these requirements may result in financial penalties or loss of franchise rights. Franchise agreements generally have initial terms of 10 to 20 years and include renewal options subject to the franchisor’s approval. Transfers, encumbrances, or material modifications of a franchised hotel typically require prior franchisor consent.

The Company engages third-party hotel management companies to operate the hotel properties, as required under applicable franchise agreements. While day-to-day operations are managed by third-party operators, the Company retains responsibility for capital expenditures, compliance with franchise brand standards, and oversight of financial and operating performance.

Integration and Operating Status

Following the acquisitions, the Company initiated integration activities across both properties, including evaluations of site layouts, staffing structures, and operational workflows in preparation for automation deployments. Revenue from hotel operations will be recognized in accordance with ASC 606 and reported within the hospitality segment beginning in the period in which operations commence post-acquisition.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Financial Statement Impact

The hotel acquisitions have been accounted for as business combinations under ASC 805, Business Combinations. The related purchase price allocations—including the fair values of property and equipment, identifiable intangible assets, acquired working capital (deficit), and goodwill—See Note 9 for acquisitions of hotels on August 27, 2025 and September 30, 2025.

4.	Snack and Beverages (Discontinued Operations):

The Company previously operated a small legacy business related to the sale of snacks and beverages. These activities have since been discontinued and will not contribute to future revenues. Accordingly, revenues from this line are presented within discontinued operations and excluded from the Company’s disclosure of continuing revenue streams.

Discontinued Operations – Snack and Beverages Legacy Line

Management’s Decision

On June 30, 2025, the Company’s management elected to discontinue its nominal operations related to the legacy sale of snacks and beverages. This decision was made as part of a broader strategic reassessment of the Company’s business lines and a reaffirmation of management’s focus on its core revenue-generating operations. The Chief Operating Decision Maker (“CODM,” our Chief Executive Officer) had periodically evaluated the financial contribution of this line and determined that its continued operation was not aligned with the Company’s long-term strategic objectives.

Discontinued Operations Assessment (ASC 205-20)

The Company evaluated whether the discontinuation of its Snack and Beverages legacy business meets the criteria for classification as a discontinued operation. ASU 2014-08 provides that a discontinued operation must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

See Note 14 for summary of the Company’s discontinued operations for the three months ended September 30, 2025 and 2024, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Fiscal Year

The Company’s fiscal year end is June 30.

Organizational Structure

Company Name		Incorporation Date	State of Incorporation

Nightfood Holdings, Inc. (“NGTF”)		November 22, 2022	Nevada
Nightfood, Inc. (“Nightfood”)	2	January 14, 2010	New York
Future Hospitality Ventures Holdings, Inc. (“FHVH”)		October 25, 2024	Nevada
SWC Group, Inc. (“SWC”)	1	July 19, 2004	California
Skytech Automated Solutions, Inc. (“Skytech”)	1	October 6, 2023	Delaware
Holiday Inn Victorville (“VV”)	3	February 26, 2014	California
Hilton - Rancho Mirage (“RM”)	4	July 5, 2013	California

1 Acquired on March 31, 2025.

2 Discontinued operations effective June 30, 2025.

3 Acquired August 27, 2025.

4 Acquired September 30, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”).

Liquidity and Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, for the three months ended September 30, 2025, the Company had:

●	Net loss available to common stockholders of $3,695,535; and
●	Net cash used in operations was $243,388

Additionally, at September 30, 2025, the Company had:

●	Accumulated deficit of $50,449,379
●	Stockholders’ deficit of $17,880,668
●	Working capital deficit of $18,734,145; and
●	Cash on hand of $1,337,285

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Following the acquisitions of SWC and Skytech during the fiscal year ended June 30, 2025, the Company initiated early customer deployments under its Robotics-as-a-Service (“RaaS”) model and commenced revenue-generating activities. While these deployments represent an important step toward building recurring revenue, revenues to date are not sufficient to fund ongoing operations.

Similarly, after acquiring the Victorville and Rancho Mirage hotel properties during the fiscal year ended June 30, 2026, the Company began generating revenue within its hospitality segment. Although these hotels provide recurring operating revenue from lodging and related guest services, current levels of hotel revenue are also insufficient to support the Company’s ongoing operating and development activities.

Liquidity Outlook

Based on current operating levels and cash usage forecasts, the Company’s existing cash resources are not sufficient to fund operations for the twelve months following the issuance of these consolidated financial statements without obtaining additional financing.

Historically, the Company has relied on both third-party and related-party debt financing. There can be no assurance that additional financing will be available on commercially acceptable terms, or at all. Further, there is no assurance that any financing obtained will be sufficient to enable the Company to complete its strategic initiatives or achieve profitable operations.

The Company’s future capital requirements will depend on many factors, including its ability to scale the Foodservice Packaging and RaaS businesses, expand into new markets, invest in automation technology, respond to competitive pressures, and pursue strategic opportunities. Current capital needs include:

●	Scaling RaaS deployments to new customers and markets;
●	Maintaining and upgrading robotic systems deployed in the field; and
●	Funding working capital needs and ongoing operating activities.

If the Company is unable to secure sufficient capital, it may be required to slow expansion efforts, reduce operating expenditures, or modify its strategic plans.

While the Company sees significant opportunity to grow recurring revenue through RaaS, its ability to execute on this opportunity depends on securing additional financing. If sufficient capital is not raised, the Company may be required to slow expansion plans, reduce operating activities, or adjust its overall strategy.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Going Concern

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

Management’s strategic plans to address these matters include the following:

●	Expanding into new and existing markets, with an emphasis on the RaaS model;
●	Obtaining additional debt and/or equity financing to support working capital and growth;
●	Pursuing strategic collaborations and partnerships; and
●	Selectively evaluating acquisitions that enhance or complement the Company’s business model.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates entities where it has a controlling financial interest, as defined by ASC 810, “Consolidation”.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Business Combinations and Asset Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Transactions that meet the definition of a business are accounted for using the acquisition method of accounting. Transactions that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50. The Company also evaluates whether a transaction should be accounted for as a reverse acquisition under ASC 805-40.

In connection with acquisitions, the Company assesses the applicable SEC reporting requirements, including Regulation S-X Rule 3-05 for financial statements of significant businesses acquired and Regulation S-X Article 11 for pro forma financial information.

Disclosures related to the nature of the acquired business and the impact of the acquisition on the Company’s operations are provided in accordance with Regulation S-K Items 101 and 303. For hotel property acquisitions, the Company also evaluates the applicability of Regulation S-X Rule 3-14.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

Regulation S-X, Rule 3-14 (Real Estate Operations):

Applies to acquisitions of real estate operations, including hotel properties. If the acquired property is significant under Rule 1-02(w), the registrant must provide audited property-level financial statements (typically one year) and related disclosures.

Regulation S-X, Rule 3-05 (Business Acquisitions):

Applies to acquisitions of operating businesses. If significance thresholds are met, the registrant must provide separate business-level financial statements (up to three years), which are generally more extensive than Rule 3-14 requirements.

Regulation S-X, Article 11:

Requires pro forma financial information when an acquisition (under either Rule 3-05 or Rule 3-14) is significant, including adjustments reflecting the impact of the acquisition on the registrant’s financial statements.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Regulation S-K, Item 101:

Requires disclosure of material acquisitions that affect the nature or scope of the registrant’s business.

Regulation S-K, Item 303 (MD&A):

Requires discussion of the impact of acquisitions on financial condition, liquidity, and results of operations, including expected future effects.

Form 8-K, Item 2.01:

Requires timely reporting of material acquisitions, including disclosure of the nature of the acquired business or property and, when applicable, financial statements and pro forma information under Item 9.01.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Impairment Charges

Fiscal Year End June 30, 2026

The Company did not record any goodwill impairments during the three months ended September 30, 2025 and September 30, 2024, respectively.

Fiscal Year End June 30, 2025

The Company recorded a goodwill impairment charge of $897,542 for the year ended June 30, 2025.

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

 Based on the nature of the Company’s operations and the information regularly reviewed by the CODM, management has determined that the Company operates in three reportable segments: Foodservice Packaging Distribution, Robotics-as-a-Service (RaaS), and Hotel Operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Reportable Segments

Beginning in fiscal year 2025, following the acquisition of SWC Group, Inc. (d/b/a CarryOutSupplies.com) and the commencement of commercial activities under the Robotics-as-a-Service (RaaS) model, management determined that the Company operates in three (3) reportable segments:

1. Foodservice Packaging Distribution

Conducted through SWC Group, Inc. (d/b/a CarryOutSupplies.com).

This segment provides wholesale distribution of disposable foodservice packaging products, including printed paper cups, plastic cups, food containers, bags, and related consumable items. Revenue is generated from the sale and shipment of products to customers.

2. Robotics-as-a-Service (RaaS)

Conducted through Skytech Automated Solutions, Inc. and Future Hospitality Venture Holdings, Inc.

This segment provides automation solutions for foodservice and hospitality environments under non-cancellable lease and service arrangements. Revenue is generated from fixed monthly service fees for the use of robotics equipment, remote monitoring, software services, and maintenance support.

3. Hotel Operations

Conducted through the Company’s wholly owned hotel properties acquired in Victorville and Rancho Mirage.

This segment generates revenue from lodging and related guest services, including room rentals and ancillary offerings such as food, beverage, and other guest amenities. The hotels also serve as deployment and testing environments for the Company’s automation technologies.

The CODM evaluates performance and allocates resources based on segment-level financial information, including revenues and operating profitability. As such, management has concluded that Foodservice Packaging Distribution, RaaS, and Hotel Operations represent separate reportable operating segments under ASC 280.

See Note 13 - Segment Information.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Discontinued Operations

The Company’s legacy Snacks and Beverages activity has been discontinued. The results of this activity are presented separately from continuing operations.

Segment Expense Disclosure and ASU 2023-07

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for the current fiscal period. The amended guidance requires public entities to disclose:

●	Significant segment expenses that are regularly provided to and reviewed by the CODM
●	The measure of segment profit or loss used by the CODM
●	A description of other segment items included in that measure
●	How expense amounts are allocated among segments

The CODM evaluates segment performance based on segment revenues and segment operating income (loss). The CODM is not provided with, nor does he review further disaggregated expense information below the operating income (loss) level, other than consolidated-level expenses that are not allocated to the segments.

Accordingly, the Company’s disclosures include the segment revenues and segment operating income (loss) reviewed by the CODM, as well as “other segment items” necessary to reconcile segment profit (loss) to consolidated loss before income taxes. No additional segment-level expense categories are required to be presented under ASU 2023-07 because no such detailed expense information is provided to or used by the CODM in assessing segment performance.

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the reporting date, and the recognition of revenues and expenses during the reporting period. Actual results may differ from those estimates, and such differences may be material.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current economic conditions, industry trends, and other relevant quantitative and qualitative factors. Changes in estimates are recorded in the period in which they become known and are accounted for prospectively.

Significant estimates for the three months ended September 30, 2025 and the year ended June 30, 2025, respectively, include:

●	Allowance for doubtful accounts and other receivables
●	Inventory valuation and obsolescence reserves
●	Fair value measurements related to business combinations, including:

● identifiable intangible assets

● acquired working capital (deficiencies)

● contingent consideration

● property and equipment valuations

● allocation of the purchase price fair value to identifiable assets and liabilities, including the resulting goodwill and other intangible assets

●	Valuation of goodwill and intangible assets
●	Impairment losses related to goodwill and intangible assets
●	Impairment of long-lived assets
●	Valuation of loss contingencies
●	Valuation of stock-based compensation
●	Estimated useful lives of property and equipment
●	Valuation of uncertain tax positions
●	Valuation allowance on deferred tax assets

Risks and Uncertainties

The Company operates across multiple industries—including foodservice packaging distribution, robotics-as-a-service (“RaaS”), and hotel operations—that are each subject to unique competitive, economic, and operational risks. These industries are characterized by rapid changes in market dynamics, evolving customer preferences, technological innovation, and sensitivity to macroeconomic conditions. As a result, the Company is exposed to various risks and uncertainties that may materially impact its financial condition, results of operations, cash flows, and strategic objectives.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In accordance with ASC 275, Risks and Uncertainties, the Company evaluates and discloses risks that could significantly affect near-term and long-term operations. Key factors contributing to variability in sales, margins, operating results, and liquidity include:

1.	Industry Cyclicality and Market Demand

The Company’s financial performance is influenced by fluctuations in consumer demand, customer ordering patterns, seasonality in hospitality operations, and competitive pressures within the foodservice packaging and automation industries.

2.	Macroeconomic Conditions

Broader economic factors—including inflationary pressures, rising interest rates, labor market constraints, supply chain volatility, and geopolitical events—may adversely affect purchasing behavior, operating costs, and access to capital.

3.	Pricing and Supply Chain Volatility

The cost and availability of raw materials, packaging products, robotics components, and hotel operating supplies may fluctuate due to supplier constraints, transportation disruptions, and commodity market changes, which may impact gross margins and operating results.

4.	Technology Development and Adoption Risks

The success of the Company’s RaaS model depends on continued development, deployment, and market acceptance of its automation technologies. Delays in product development, integration challenges at customer sites, or slower-than-expected adoption may impact revenue growth.

5.	Hospitality Operating Risks

Hotel performance is subject to changes in travel patterns, competitive room pricing, brand standards compliance, and local economic conditions. Lodging demand may be negatively affected by economic downturns, adverse weather events, or public health concerns.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

6.	Liquidity and Financing Needs

The Company’s ability to continue operations and execute its strategic plans depends on access to sufficient capital. Fluctuations in cash flows or the inability to obtain additional financing on acceptable terms may affect the Company’s liquidity and business continuity.

7.	Regulatory and Compliance Risks

The Company is subject to federal, state, and local regulations related to manufacturing and distribution, automation equipment, franchise operations, hotel licensing, labor practices, and financial reporting requirements. Noncompliance could result in fines, penalties, or operational restrictions.

Given these uncertainties, the Company may experience variability in financial performance and operating cash flows, and actual results may differ materially from management’s estimates and forecasts. The Company continually evaluates these risks and implements measures intended to mitigate their potential impact on operations and long-term strategic objectives.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, allowance for expected credit losses, accounts payable and accrued expenses (including related party balances), and certain debt instruments—are recorded at historical cost. As of September 30, 2025 and June 30, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2025 and June 30, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2025 and June 30, 2025, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Accounts Receivable

The Company accounts for accounts receivable in accordance with ASC 310, Receivables. Accounts receivable are stated at their net realizable value, which represents the amounts expected to be collected from customers.

Trade receivables primarily arise from:

●	Foodservice Packaging Distribution – invoiced product sales
●	RaaS – monthly service fees billed in advance
●	Hotel Operations –

● Guest ledger receivables, representing charges incurred by in-house guests prior to settlement at check-out

● City ledger receivables, representing amounts due from corporate accounts, groups, travel agencies, and other third-party billing arrangements

The Company does not require collateral and does not accrue interest on past-due balances.

Allowance for Expected Credit Losses

The Company evaluates the collectability of accounts receivable and records an allowance for credit losses in accordance with ASC 326, Financial Instruments—Credit Losses (“CECL”). The allowance is estimated using a provision matrix approach based on:

●	historical loss experience by revenue stream,
●	customer aging and payment trends,
●	current economic conditions, and
●	reasonable and supportable forecasts.

Guest ledger balances generally have short settlement periods and historically low loss experience, while city ledger balances and trade receivables are evaluated based on aging, customer credit quality, and historical write-offs.

Receivables sharing similar risk characteristics are evaluated collectively. Amounts determined to be uncollectible are written off against the allowance when collection efforts have been exhausted.

Allowance for expected credit losses was $51,962 and $51,962, for the three months ended September 30, 2025 and the year ended June 30, 2025, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following is a summary of the Company’s accounts receivable at September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025

Accounts receivable	$149,593	$98,177
Less: allowance for credit losses	51,962	51,962
Accounts receivable - net	$97,631	$46,215

Bad Debt Expense

For the three months ended September 30, 2025 and 2024, bad debt was as follows:

Three Months Ended September 30,
2025	2024
$61,518	$-

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Bad debt expense related to the discontinued Snack and Beverages business, has been presented within discontinued operations.

Inventory

The Company accounts for inventory in accordance with ASC 330, Inventory. Inventory is stated at the lower of cost or net realizable value (“LCNRV”) using the first-in, first-out (FIFO) method. Inventory consists of items held for sale or use in the ordinary course of business across the Company’s operating segments.

Continuing Operations

As of September 30, 2025 and June 30, 2025, inventory consisted primarily of:

●	Foodservice Packaging Distribution:

Finished goods including paper cups, plastic cups, food containers, bags, and other disposable consumables.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

●	Robotics-as-a-Service (RaaS):

None. Inventory used in RaaS deployments (e.g., spare parts, components) is expensed as incurred and not carried as inventory.

●	Hotel Operations:

Food and beverage inventory and retail/minibar items held for sale. Hotel operating supplies not held for sale—such as guest amenities, linens, and cleaning supplies—are expensed as incurred and excluded from inventory.

Inventory Valuation and Reserves

Management evaluates inventory at each reporting date to determine whether reserves are required for slow-moving, obsolete, or impaired items. In performing this assessment, management considers:

●	aging and turnover trends;
●	expected future demand;
●	historical usage and spoilage (particularly for perishable hotel F&B items);
●	current market and pricing conditions; and
●	estimated net realizable value.

Adjustments to inventory reserves are recorded within cost of revenues in the period identified.

No inventory write-downs or adjustments to LCNRV were recorded during the three months ended September 30, 2025 or 2024, respectively.

At September 30, 2025 and June 30, 2025, inventory was as follows:

Classification	September 30, 2025	June 30, 2025
Packaging and supplies	$350,986	$319,491
Food and beverage	45,687	-
Total Inventory	$396,673	$319,491

Included in these amounts were $15,000 and $92,513 of inventory in transit, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Concentrations

The Company evaluates concentrations of risk in accordance with ASC 275, Risks and Uncertainties. A concentration exists when a single customer, supplier, geographic region, or other external factor represents a significant portion (generally over 10%) of revenues, receivables, or supply chain activity and could have a severe near-term impact on the Company’s financial condition or results of operations.

For all periods presented, the Company reviewed its customer base, supplier relationships, and geographic exposures and determined that no such concentrations exist that meet the threshold for disclosure.

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

Property Improvement Plans (“PIPs”)

In connection with operating franchised hotel properties, the Company is periodically required under its franchise agreements to complete Property Improvement Plans (“PIPs”), which generally include renovations, replacements, and upgrades to guestrooms, public areas, building systems, and other components of the hotels.

PIP-related expenditures are evaluated under ASC 360 to determine whether they should be capitalized or expensed:

●	Capitalized PIP costs

PIP costs are capitalized when they represent betterments or improvements that:

● extend the useful life of the asset;

● increase the asset’s capacity or efficiency;

● materially upgrade the property to meet current brand standards; or

● replace major components of the hotel.

Capitalized PIP costs are recorded as part of buildings and improvements or FF&E and depreciated over their estimated useful lives.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

●	Expensed as incurred

Routine repairs, maintenance, cosmetic refreshes, and other PIP activities that do not extend useful life or enhance the asset’s functionality are expensed as incurred.

The determination of whether a PIP expenditure should be capitalized or expensed requires judgment and is based on the nature of the work performed, the condition of the underlying assets, and the extent to which the PIP activity enhances or extends the property’s utility.

Disposals

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Impairment Results

For the three months ended September 30, 2025 and 2024, respectively, the Company did not record any impairment losses.

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

Derivative Liability Balances

As of September 30, 2025 and June 30, 2025, the Company had derivative liabilities of $2,053,045 and $1,102,992, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Included in these totals are amounts to related parties of $553,241 and $297,227, respectively.

See Notes 11 and 12.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Lease Impairment

The Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three months ended September 30, 2025 and 2024, respectively.

At September 30, 2025 and June 30, 2025, the Company did not have any long term leases requiring disclosure.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, as amended. Revenue is recognized when control of promised goods or services transfers to customers, in an amount that reflects the consideration expected to be received.

Revenue Streams

The Company currently generates revenue primarily from the following three (3) sources:

1.	Foodservice Packaging – Revenues from the wholesale distribution of disposable foodservice packaging products, including both custom-printed and stock paper cups, plastic cups, food containers, bags, and related consumable items. Sales are primarily transacted through the Company’s e-commerce platform and are recognized upon shipment or delivery of goods to the customer, depending on the terms of sale.
2.	Robotics-as-a-Service (RaaS) – Revenues generated under multi-year service arrangements for automation solutions deployed in the foodservice and hospitality industries. These arrangements generally include recurring monthly service fees for the use of robotic systems, together with implementation and integration services, maintenance, and technical support. Revenue is recognized over time as services are rendered in accordance with the terms of each contract.
3.	Hospitality Operations – Revenues derived from the ownership and operation of hotel properties, including room rentals, food and beverage sales, and ancillary guest services such as event hosting, parking, and other amenities. Revenue is recognized at the time when the related goods or services are provided to guests.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Certain arrangements may include one-time activities such as installation, integration, or training. These activities are not distinct performance obligations and are accounted for as part of the overall service contract, with related fees recognized over the contract term. Ongoing support includes remote technical assistance, software updates, and maintenance, all of which are included in the recurring monthly service fee.

The Company generally invoices customers monthly, with payments due monthly. As a result, contract assets and contract liabilities (deferred revenue) are not significant.

C. Hospitality Operations

Revenue from hospitality operations is generated primarily from the ownership and management of hotel properties. The Company’s hotel revenues consist of (i) room revenues, (ii) food and beverage revenues, and (iii) other ancillary revenues such as meeting and event space rentals, parking, and miscellaneous guest services.

1.	Room Revenues. Revenue from room rentals is recognized on a daily basis as rooms are occupied, since each night of occupancy represents a distinct performance obligation satisfied over time. Payments are typically due at check-out or are settled by credit card upon completion of the stay. Advance deposits received prior to guest arrival are recorded as contract liabilities (deferred revenue) until the related stay occurs.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

2.	Food and Beverage Revenues. Revenue from restaurant, bar, catering, and banquet operations is recognized at the point in time the related goods or services are provided to the guest. In cases where deposits are received for catered events or group bookings, such amounts are recorded as deferred revenue until the event takes place.

3.	Other Ancillary Revenues. Revenue from parking, resort fees, event space rentals, and other guest services is recognized when the service is rendered or the rental period has elapsed.

The Company acts as the principal in substantially all hospitality transactions, as it controls the goods and services prior to transfer to the customer. Revenues are presented net of any sales or occupancy taxes collected on behalf of governmental authorities. The timing of billing and payment for hotel operations typically coincides with the satisfaction of performance obligations; therefore, contract assets and contract liabilities related to hospitality revenues are not significant.

The timing of billing and payment for hotel operations typically coincides with the satisfaction of performance obligations; therefore, contract assets and contract liabilities related to hospitality revenues are not significant.

D. Snacks and Beverages (Discontinued Operations)

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

For Hospitality Operations, contracts with customers are typically short-term in nature. Individual room bookings, restaurant transactions, and event bookings constitute distinct contracts with clearly defined payment terms. Deposits received in advance of stays or events represent contract liabilities until performance obligations are satisfied.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Hospitality Operations – Each guest contract contains one or more distinct performance obligations, depending on the nature of the service:

● Room revenue: each night of occupancy represents a distinct performance obligation satisfied over time.

● Food and beverage: each sale represents a distinct performance obligation satisfied at the point in time when the good or service is provided.

● Event or banquet services: represent a single performance obligation satisfied when the event occurs.

● Other ancillary services (e.g., parking, resort fees): represent distinct performance obligations satisfied when the service is rendered.

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

Hospitality Operations – Transaction price consists primarily of fixed consideration stated in room rates, menu prices, or event contracts. Room and restaurant sales are typically settled at the point of sale, while deposits for group or event bookings are collected in advance and recorded as deferred revenue until the related service is provided. Variable consideration, such as discounts or promotional rates, is reflected in the transaction price when known. Taxes collected on behalf of governmental authorities (e.g., sales or occupancy taxes) are excluded from revenue.

Snacks and Beverages (Discontinued) – Transaction price included fixed consideration plus variable consideration such as slotting fees, promotions, and rebates.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

4. Allocate the Transaction Price

Contracts generally contain only a single performance obligation (product delivery for Packaging, continuous monthly service for RaaS, or a single stay, sale, or event for Hospitality). Accordingly, the entire transaction price is allocated to that performance obligation.

5. Recognize Revenue When (or As) Performance Obligations Are Satisfied

Foodservice Packaging – Revenue is recognized at a point in time when control of the goods transfers to the customer (generally upon shipment or delivery).

RaaS – Revenue is recognized over time, ratably each month, as customers simultaneously receive and consume the benefits of the continuous service.

Hospitality Operations –

● Room revenue: recognized over time on a daily basis as each night of occupancy occurs.
● Food and beverage: recognized at a point in time when goods or services are provided.
● Event, banquet, and ancillary services: recognized when the event occurs or the service is rendered.

Advance deposits for rooms or events are recorded as deferred revenue until performance obligations are satisfied.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Based on this analysis, the Company reached the following conclusions:

1. Foodservice Packaging Distribution

The Company acts as a principal in foodservice packaging sales.

●	The Company designs, sources, and controls products prior to transfer.
●	The Company has discretion in pricing.
●	The Company is responsible for fulfillment, including warehousing and logistics.
●	The Company bears inventory risk prior to transfer.

Revenue is recognized on a gross basis for foodservice packaging sales.

2. Robotics-as-a-Service (RaaS)

The Company acts as a principal in RaaS arrangements.

●	The Company provides customers with continuous access to robotic equipment and related services.
●	The Company controls the equipment and services before and during the transfer period.
●	The Company has discretion over pricing and contract terms.
●	The Company is responsible for providing and maintaining the service throughout the contract term.

Revenue is recognized on a gross basis for RaaS service contracts.

3. Hospitality Operations

The Company acts as a principal in all hospitality operations.

●	The Company owns and operates all hotels and controls the goods and services prior to transfer.
●	The Company sets room rates, menu prices, and event charges at its discretion.
●	The Company is responsible for providing accommodations, food and beverage, and related services directly to guests.
●	The Company bears the risks and rewards associated with hotel operations, including occupancy, cost, and service delivery risks.

Revenue is recognized on a gross basis for all hospitality activities.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

4. Snacks and Beverages (Discontinued Operations)

Prior to discontinuation, the Company acted as a principal in snack and beverage sales.

●	The Company controlled inventory prior to transfer.
●	The Company set pricing at its discretion.
●	The Company was responsible for fulfillment of its performance obligations.
●	The Company bore inventory risk until sale.

Revenue was recognized on a gross basis for snack and beverage sales, prior to classification as discontinued operations.

Summary of Compliance with ASC 606 and ASU Updates

Revenue Stream	Entity	Performance Obligation	Recognition Timing	Consideration Type

Foodservice Packaging	SWC	Shipment of goods to customer	Point in time - revenue is recognized when control transfers upon shipment	Fixed price (wholesale contracts); excludes sales tax

Robotics as a Service (RaaS)	Skytech and FHVH	Provision of robotics equipment access, remote monitoring software, and related support services over the contract term	Over time - revenue is recognized ratably over the 36-month contract term, as the Company has a contractual right to payment for services rendered to date.	Fixed monthly consideration, billed in advance Non-cancellable 36-month contracts with auto renewals

Hotel Operations	Victorville/Rancho Mirage	Provision of lodging and related guest services (rooms, food, beverage, and other ancillary services)	Point in time – revenue is recognized when the performance obligation is satisfied, typically upon guest occupancy (for rooms) or at the time goods/services are provided (for food, beverage, and ancillary services).	Fixed transaction price, generally settled at check-out. Prices exclude sales tax.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Contract Liabilities (Deferred Revenue)

Contract liabilities represent amounts received in advance of performance obligations being satisfied. These primarily relate to deposits for future hotel stays, events, or banquet services, which are recognized as revenue when the related lodging or services are provided.

For the Company’s Robotics-as-a-Service (“RaaS”) and foodservice packaging operations, invoicing and payment generally occur as performance obligations are satisfied; therefore, deferred revenue balances in these segments are not material.

As of September 30, 2025 and June 30, 2025, the Company had deferred revenue of $599,204 and $557,725, respectively.

The following represents the Company’s disaggregation of revenues for the years ended June 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Revenue	% of Revenues	Revenue	% of Revenues
Foodservice Packaging	$418,043	53.46%	$-	0.00%
Robotics as a Service (RaaS)	49,800	6.37%	-	0.00%
Hotels	314,184	40.18%	-	0.00%
Total revenues - net	$782,027	100.00%	$-	0.00%

Revenue is disaggregated by primary revenue stream, consistent with the Company’s reportable segments and the nature, timing, and uncertainty of revenue recognition described herein.

The Company did not generate revenues from continuing operations during the three months ended September 30, 2024.

Revenues from discontinued snack and beverage operations are presented separately in Note 14.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Hotel Operations

Cost of sales for hotel operations consists of direct costs incurred to provide lodging, food and beverage, and related guest services. These costs are recognized in the same period as the related revenue.

Cost components primarily include:

● Room Operations – Housekeeping, front office, maintenance, laundry, and utilities directly related to guest accommodations.

● Food and Beverage – Cost of food, beverages, and related consumables used in restaurant, bar, and banquet operations.

● Labor and Benefits – Wages, benefits, and payroll taxes for personnel directly involved in providing guest services.

● Operating Supplies and Guest Amenities – Costs of linens, toiletries, and other consumables provided to guests.

● Other Direct Costs – Contract services, credit card commissions, and minor operating equipment.

Depreciation of hotel buildings, furnishings, and equipment is not included in cost of sales and is presented separately as Depreciation and Amortization within operating expenses.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025 and June 30, 2025, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations. No interest and penalties were recorded for the three months ended September 30, 2025 and 2024, respectively.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

At September 30 and June 30, 2025, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

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

Advertising expense related to the discontinued Snack and Beverages business, has been presented within discontinued operations.

The Company recognized marketing and advertising costs during the three months ended September 30, 2025 and 2024, respectively as follows:

	Three Months Ended September 30,
	2025	2024

Total Sales and Marketing	$95,575	$-

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Participating Securities & Share-Based Compensation

Restricted stock and RSUs granted as part of share-based compensation contain nonforfeitable rights to dividends and dividend equivalents, respectively. Therefore:

●	Before the requisite service is rendered for the right to retain the award, these instruments meet the definition of a participating security.
●	RSUs granted under an executive compensation plan, however, are not considered participating securities because the rights to dividend equivalents are forfeitable.

The following potentially dilutive equity securities outstanding for the three months ended September 30, 2025 and 2024, were as follows:

	September 30, 2025	September 30, 2024
Convertible debt	149,815,948	123,682,424
Series B, convertible preferred stock (5,000:1)	9,750,000	9,750,000
Series C, convertible preferred stock (6,000:1)	3,293,100,000	875,796,000
Series D, convertible preferred stock (6,000:1)	20,004,000	20,004,000
Warrants	191,496,343	191,996,343
Total common stock equivalents	3,664,166,291	1,221,228,767

Warrants included as common stock equivalents represent those that are fully vested and exercisable.

As of September 30, 2025, the total potential common stock equivalents (as shown above) exceeded the Company’s 200,000,000 authorized common shares, resulting in an insufficiency of authorized shares to settle all potential conversions or exercises. Because certain instruments cannot currently be settled solely in shares, they are not entirely within the Company’s control for share settlement.

In accordance with ASC 480-10-S99-3A and ASC 815-40-25, the Company has classified its Series B, Series C, and Series D Convertible Preferred Stock as temporary equity (mezzanine equity) in the consolidated balance sheets.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company discloses all material related party transactions, including:

●	The nature of the relationship between the parties.
●	A description of the transaction(s), including terms and amounts involved.
●	Any amounts due to or from related parties as of the reporting date.
●	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Related party disclosures are presented in accordance with ASC 850-10-50-1 through 50-6, which require disclosure of the nature, terms, and financial effects of material related party transactions. The Company also complies with SEC Regulation S-X, Rule 4-08(k), which requires disclosure of material related party balances and transactions, including their effect on the Company’s consolidated financial position and results of operations

Temporary Equity

The Company classifies certain equity instruments outside of permanent stockholders’ equity when required by applicable accounting guidance. In accordance with ASC 480-10-S99-3A and ASC 815-40-25, instruments are presented as temporary equity (mezzanine equity) if they are redeemable or if settlement in the Company’s common shares is not solely within the Company’s control.

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

(See Note 8 — Stockholders’ Deficit and Note 1 — Earnings Per Share for additional information.)

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosures related to income tax rate reconciliation and income taxes paid.

The Company adopted ASU 2023-09 effective July 1, 2025 (fiscal 2026). Adoption did not have a material impact on the Company’s consolidated financial statements.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires expanded disclosure of certain expense categories.

The standard is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the standard, which is not expected to be material.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025. The Company plans to adopt ASU 2025-05 for its fiscal year beginning July 1, 2026, and does not expect a material impact.

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

As a result of the classification of the Company’s Snacks and Beverages segment as discontinued operations, the related results of operations, cash flows, and disclosures have been reclassified and presented separately from continuing operations for all periods presented.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2025	June 30, 2025	Estimated Useful Lives (Years)
Building and improvements	$17,650,000	-	4 - 30
Land	3,550,000	-	N/A
Robots/Tray Bins	226,950	205,650	5
Office computers and equipment	68,063	36,765	5 - 7
Production molds	145,173	145,173	5
Vehicles	107,527	107,527	5
Office furniture and equipment	3,650,732	50,732	1 - 5
Accumulated depreciation	(624,050)	(305,023)
Total property and equipment - net	$24,774,395	$240,824

Assets Acquired in Business Combinations

During fiscal years 2025 and 2026, the Company completed several acquisitions in connection with its expansion into robotics and hospitality operations.

●	On August 31, 2025, and September 30, 2025 (fiscal year ended June 30, 2026), the Company acquired Victorville and Rancho Mirage, respectively, obtaining land, buildings and improvements, and furniture and equipment with an aggregate fair value of approximately $24,800,000 as of the respective acquisition dates.

●	On March 31, 2025 (fiscal year ended June 30, 2025), the Company acquired SWC and Skytech, obtaining property and equipment with an aggregate fair value of approximately $59,000 as of the acquisition date.

The Company measured all acquired property and equipment at fair value as of each acquisition date. Fair values were determined using a combination of market comparable and replacement cost approaches, depending on asset type. Any difference between the fair value of the assets acquired and their historical carrying amounts was recognized as part of the purchase price allocation, and the excess of purchase consideration over the fair value of net identifiable assets was recorded as goodwill.

Depreciation and amortization expense was $300,410 and $0 for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization are included within general and administrative expenses in the accompanying consolidated statements of operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 4 – Accounts Payable and Accrued Liabilities including Related Parties

Accounts payable and accrued liabilities consist of amounts due to vendors, service providers, and related parties for goods and services received but not yet paid as of the balance sheet date. These obligations are typically settled within normal operating cycles.

Accrued liabilities include payroll and related benefits, professional fees, interest, taxes, and other routine operating accruals. The Company also records accruals for expenses incurred but not yet invoiced at period end, based on management’s estimates.

Balances due to related parties primarily represent amounts payable for shared services, management fees, and reimbursements of operating expenses. Such transactions are conducted in the ordinary course of business and settled in cash.

Management believes that all accounts payable and accrued liabilities are current and that recorded amounts approximate fair value due to their short-term maturities.

Accounts payable and accrued liabilities were as follows:

	September 30, 2025	June 30, 2025
Accounts payable and accrued liabilities	$5,529,306	$3,156,258
Accounts payable and accrued liabilities - related parties	2,505,539	322,900
Total accounts payable and accrued liabilities (including related parties)	$8,034,845	$3,479,158

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 5 – Debt

The following represents a summary of the Company’s debt (convertible notes payable, notes payable, convertible notes payable – related parties and mortgage notes payable) at September 30, 2025 and June 30, 2025:

	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	Conversion Price	Debt Type
Loan #1	September 22, 2022	February 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #2	September 22, 2022	February 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #3	February 28, 2023	February 28, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #4	March 24, 2023	March 24, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #5	April 17, 2023	April 17, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #6	June 1, 2023	June 1, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #7	October 5, 2023	October 5, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #8	November 17, 2023	November 17, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #9	December 6, 2023	December 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #10	January 24, 2024	January 24, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #11	March 13, 2024	March 13, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #12	May 5, 2024	May 5, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #13	September 24, 2024	September 24, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #14	February 19, 2025	February 19, 2026	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #15	March 13, 2025	March 13, 2027	15.00%	24.00%	All Assets	No	$0.0330	Convertible Note Payable
Loan #16	June 29, 2023	June 29, 2024	15.00%	16.00%	Unsecured	No	$0.0330	Convertible Note Payable
Loan #17	August 28, 2023	August 28, 2024	15.00%	16.00%	Unsecured	No	$0.0330	Convertible Note Payable
Loan #18	January 23, 2025	August 31, 2025	17.50%	4.5%/month	Unsecured	No	$-	Note Payable
Loan #19	September 10, 2024	September 10, 2027	15.00%	15.00%	Unsecured	Yes	$0.0134	Convertible Note Payable - Related Party
Loan #20	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0134	Convertible Note Payable
Loan #21	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0134	Convertible Note Payable
Loan #22	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0134	Convertible Note Payable
Loan #23	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0134	Convertible Note Payable
Loan #24	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0134	Convertible Note Payable
Loan #25	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0134	Convertible Note Payable
Loan #26	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicle	No	$-	Note Payable
Loan #27	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicle	No	$-	Note Payable
Loan #28	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	Yes	$0.0134	Convertible Note Payable - Related Party
Loan #29	June 15, 2018	June 21, 2024	18.00%	18.00%	Unsecured	No	$-	Note Payable
Loan #30	April 18, 2025	April 18, 2026	15.00%	15.00%	Unsecured	No	$-	Note Payable
Loan #31	June 15, 2025	June 15, 2026	15.00%	15.00%	Unsecured	No	$-	Note Payable
Loan #32	July 14, 2025	July 14, 2026	15.00%	15.00%	Unsecured	No	$-	Note Payable
Loan #33	August 25, 2025	August 25, 2026	15.00%	15.00%	Unsecured	No	$-	Note Payable
Loan #34	June 9, 2022	June 9, 2029	5.00%	0.00%	Building	No	$-	Mortgage Notes Payable
Loan #35	June 9, 2022	June 9, 2029	5.00%	0.00%	Building	No	$-	Mortgage Notes Payable
Loan #36	November 15, 2023	October 1, 2025	1.00%	1.00%	Building	No	$-	Note Payable
Loan #37	April 15, 2025	April 15, 2026	15.00%	15.00%	All Assets	No	$-	Note Payable
Loan #38	May 22, 2025	May 22, 2026	15.00%	15.00%	All Assets	No	$-	Note Payable

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Convertible Notes Payable

The following represents a summary of the Company’s convertible notes payable at September 30, 2025 and June 30, 2025:

June 30, 2024	$3,442,987
Advances	1,104,000
Debt Discount	(674,922)
Amortization of debt discount	278,382
Conversions of debt to equity	(36,425)
Non-cash increase of principal	73,750
Debt acquired in acquisition - SWC	530,572
June 30, 2025	4,718,344
Amortization of debt discount	90,476
Conversions of debt to equity	(121,622)
September 30, 2025	$4,687,198

The following represents a detail of the Company’s convertible notes payable at September 30, 2025 and June 30, 2025:

	Lender #1	Lender #2	Various
	Notes #1 - #15	Notes #16 - #17	Notes #20 - #25	Total

Date of Note	Sep 22, 2022 - Mar 13, 2025	June 29, 2023 - August 28, 2023	September 4, 2024
Maturity Date of Note	Sep 22, 2023 - Mar 13, 2027	November 1, 2025	September 4, 2027
Interest Rate	15%	15%	15%
Default Interest Rate	24%	16%	15%
Conversion Rate	$0.033	$0.033	$0.0134 *
Equivalent Shares	135,664,424	3,109,091	8,035,224
In-Default	$3,880,874	$-	$-	$3,880,874
Collateral	All Assets	Unsecured	Unsecured

June 30, 2025	$4,489,683	$174,825	$53,836	$4,718,344
Conversion to common stock	(49,397)	(72,225)	-	(121,622)
Amortization of debt discount	36,640	-	53,836	90,476
September 30, 2025	4,476,926	102,600	107,672	4,687,198
Less: short term	4,073,651	102,600	-	4,176,251
Long term	$403,275	$-	$107,672	$510,947

June 30, 2024	$3,305,487	$137,500	$-	$3,442,987
Proceeds	1,104,000	-	-	1,104,000
Debt acquired - SWC	-	-	530,572	530,572
Debt discount	(144,350)	-	(530,572)	(674,922)
Amortization of debt discount	224,546	-	53,836	278,382
Non-cash increase of debt	-	73,750	-	73,750
Conversion to common stock	-	(36,425)	-	(36,425)
June 30, 2025	4,489,683	174,825	53,836	4,718,344
Less: short term	4,096,278	174,825	-	4,271,103
Long term	$393,405	$-	$53,836	$447,241

*	These convertible notes convert at a 65% discount to the lowest market price during the prior 20 days. Due to this variable conversion feature, the notes are classified as derivative liabilities under ASC 815-40.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In connection with the acquisition of SWC on March 31, 2025, the Company acquired convertible notes payable that became convertible as of the acquisition date, resulting in their classification as derivative liabilities. The aggregate fair value of these derivative liabilities at acquisition was $530,572.

The related debt discounts were measured using the commitment-date fair value of the embedded derivative liabilities. Consistent with ASC 470-20-25, each discount was limited to the face amount of the respective note, with any excess fair value recognized as derivative expense.

See Notes 11 and 12.

Loans #16/#17 – Amendments

On July 23, 2024 (fiscal year end June 30, 2025), the Company amended the terms of these notes to remove the right to adjust the conversion price. In exchange, the Company increased the amount due under the notes by 10%, and issue 1,667 shares of Series D, convertible preferred stock.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Debt Conversions

Fiscal Year End June 30, 2026

Loan #1

In July 2025, the Company issued 6,600,000 shares of common stock in connection with the settlement of outstanding default interest of $216,050, respectively, plus additional fees of $1,750, on loan #1, for a total conversion of $217,800. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share. Accordingly, no gain or loss was recorded upon debt conversion.

In September 2025, the Company issued 6,000,000 shares of common stock in connection with the partial settlement of principal and related outstanding accrued interest on loan #1 of $49,397 and $34,748, respectively, plus default interest of $112,105 and additional fees of $1,750 for a total conversion of $198,000. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share. Accordingly, no gain or loss was recorded upon debt conversion.

Loan #16

In August 2025, the Company issued 1,002,339 shares of common stock in connection with the partial settlement of principal and related outstanding accrued interest on loan #16 of $28,750 and $2,577, respectively, plus additional fees of $1,750 for a total conversion of $33,077. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share. Accordingly, no gain or loss was recorded upon debt conversion.

In August 2025, the Company issued 1,378,562 shares of common stock in connection with the full settlement of principal and related outstanding accrued interest on loan #16 of $43,475 and $268, respectively, plus additional fees of $1,750 for a total conversion of $45,493. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share. Accordingly, no gain or loss was recorded upon debt conversion.

Fiscal Year End June 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In May 2025, the Company issued 1,003,444 shares of common stock in connection with the partial settlement of principal and related outstanding accrued interest on loan #16 of $29,000 and $2,364, respectively, plus additional fees of $1,750 for a total conversion of $33,114. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share. Accordingly, no gain or loss was recorded upon debt conversion.

Debt Extinguishments

The Company accounted for these debt conversions as debt extinguishments under ASC 470-50 and ASC 405-20. As the fair value of the equity issued equaled the carrying value of the extinguished debt, no gain or loss was recognized upon conversion.

Notes Payable

The following represents a summary of the Company’s notes payable at September 30, 2025 and June 30, 2025:

June 30, 2024	$-
Proceeds	1,547,000
Repayments	(23,988)
Debt acquired in acquisition	67,262
June 30, 2025	1,590,274
Repayments	(3,236)
Debt acquired in acquisition - net - Victorville	3,223,716
Debt acquired in acquisition - net - Rancho Mirage	1,709,673
Settlement of pre-existing debt of target acquisition	(1,547,000)
Amortization of debt discount	28,958
September 30, 2025	$5,002,385

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following represents a detail of the Company’s notes payable at September 30, 2025 and June 30, 2025:

	Loans #26 and #27	Various Loans#18, #29, #30 and #31	Acquired Debt Loan #36	Acquired Debt Loan #37	Acquired Debt Loan #38	Total

Date of Note	September 10, 2021	June 15, 2018 - June 15, 2025	November 15, 2023	April 15, 2025	May 22, 2025
Maturity Date of Note	September 10, 2026	June 21, 2024 - June 15, 2026	Demand	April 15, 2026	May 22, 2026
Interest Rate	8.99%	15.00% - 18.00%	1.00%	15.00%	15.00%
Default Interest Rate	20.00%	15.00% - 18.00%*	1.00%	15.00%	15.00%
In-Default	$-	$29,250	$-	$-	$-	$29,250
Collateral	Vehicle	Unsecured	Building/Hotel	All Assets	All Assets

June 30, 2025	$14,024	$1,576,250	$-	$-	$-	$1,590,274
Settlement of pre-existing debt of target acquisition	-	(1,547,000)	-	-	-	(1,547,000)
Debt acquired in acquisition - Victorville	-	-	-	1,140,000	2,335,000	3,475,000
Debt discount	-	-	-	(66,500)	(184,784)	(251,284)
Debt acquired in acquisition - Rancho Mirage	-	-	1,709,673	-	-	1,709,673
Amortization of debt discount	-	-	-	9,500	19,458	28,958
Repayments	(3,236)	-	-	-	-	(3,236)
September 30, 2025	10,788	29,250	1,709,673	1,083,000	2,169,674	5,002,385
Less: short term	10,788	29,250	1,709,673	1,083,000	2,169,674	5,002,385
Long term	$-	$-	$-	$-	$-	$-

June 30, 2024	$-	$-	$-	$-	$-	$-
Proceeds	-	1,547,000	-	-	-	1,547,000
Debt acquired in acquisition - SWC	17,262	50,000	-	-	-	67,262
Repayments	(3,238)	(20,750)	-	-	-	(23,988)
June 30, 2025	14,024	1,576,250	-	-	-	1,590,274
Less: short term	-	1,576,250	-	-	-	1,576,250
Long term	$14,024	$-	$-	$-	$-	$14,024

Loans #30/#31

Notes Payable – Victorville Acquisition

During April 2025 and June 2025, the Company also entered into two loan agreements (Loans #30 and #31) with the then–prospective seller of the Victorville hotel property (the “Target”). Under these agreements, the Target advanced the Company an aggregate of $1,547,000 for working capital purposes. The loans were unsecured and bore interest at an annual rate of 15%.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Pursuant to the loan terms:

●	If the acquisition did not close, the loans would have become payable one year from their respective commitment dates; and
●	If the acquisition did close, the outstanding principal and accrued interest would be forgiven in full.

The Victorville acquisition closed on August 31, 2025, and, accordingly, the related $1,547,000 balance (including accrued interest) was eliminated in consolidation as an intercompany amount. As a result, this balance has been removed from the current-year notes payable schedule.

The Company did not recognize any gain on forgiveness, as the elimination represented an intercompany transaction rather than income from extinguishment of debt.

Convertible Notes Payable – Related Parties

The following represents a summary of the Company’s convertible notes payable – related parties at September 30, 2025 and June 30, 2025:

$-
Debt acquired in acquisition - SWC	229,204
Debt Discount	(229,204)
Amortization of debt discount	53,639
Repayments	(33,490)
June 30, 2025	20,149
Amortization of debt discount	20,149
September 30, 2025	$40,298

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following represents a detail of the Company’s convertible notes payable – related parties at September 30, 2025 and June 30, 2025:

	Loan #19		Loan #28		Total

Holder	Chief Executive Officer		Chief Revenue Officer
			Board Director
Date of Note	September 10, 2024		September 10, 2024
Maturity Date of Note	September 10, 2027		September 4, 2027
Interest Rate	15.00%		15.00%
Conversion Rate	$0.0134	*	$0.0134	*
Equivalent Shares	2,264,478		742,836		3,007,313
In-Default	$-		$-		$-
Collateral	Unsecured		Unsecured

*	These convertible notes are convertible at a discount, equal to 65% of the lowest market price over the preceding 20 days.

June 30, 2025	$15,172	$4,977	$20,149
Amortization of debt discount	15,172	4,977	20,149
September 30, 2025	30,344	9,954	40,298
Less: short term	-	-	-
Long term	$30,344	$9,954	$40,298

June 30, 2024	$-	$-	$-
Debt acquired in acquisition - SWC	180,154	49,050	229,204
Debt discount	(180,154)	(49,050)	(229,204)
Amortization of debt discount	48,662	4,977	53,639
Repayments	(33,490)	-	(33,490)
June 30, 2025	15,172	4,977	20,149
Less: short term	-	-	-
Long term	$15,172	$4,977	$20,149

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following represents a summary of the Company’s mortgage notes payable at September 30, 2025 and June 30, 2025:

June 30, 2025	$-
Debt acquired in acquisition - Victorville	9,492,000
Debt acquired in acquisition - Rancho Mirage	9,992,000
Repayments	(1,341)
September 30, 2025	$19,482,659

During the fiscal year ended June 30, 2026, the Company completed the acquisitions of two hotel properties located in Victorville, California and Rancho Mirage, California. In connection with these acquisitions, the Company assumed existing mortgage indebtedness secured by the respective properties.

As part of the required purchase price allocations under ASC 805, the assumed mortgage notes were recorded at their estimated fair values as of the respective acquisition dates. The fair value measurements reflected market-based assumptions regarding interest rates and credit spreads for comparable debt instruments at the time of acquisition. As a result, the carrying amounts of the assumed mortgage obligations include a step-up adjustment from the contractual principal balances to reflect their fair value at acquisition.

The Victorville acquisition resulted in the recognition of an assumed mortgage note with a fair value of $9,492,000, and the Rancho Mirage acquisition resulted in the recognition of an assumed mortgage note with a fair value of $9,992,000. See Note 9.

Accordingly, the Company’s total mortgage notes payable were $19,482,659 as of September 30, 2025. The assumed mortgage notes remain secured by the respective hotel properties and contain customary covenants and repayment terms.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following represents a detail of the Company’s mortgage notes payable at September 30, 2025 and June 30, 2025:

	Loan #34		Loan #35		Total

Property Name	Victorville		Rancho Mirage
Date of Note	June 9, 2022		June 9, 2022
Maturity Date of Note	June 9, 2029		June 9, 2029
Interest Rate	7.50	%*	7.50	%*
In-Default	$-		$-		$-
Collateral	Property		Property

*	The interest rate was fixed at 5% for the period June 2022 - June 2025. Subsequently, the interest rate is variable, equal to Wall Street Journal prime rate plus 0.25%

June 30, 2025	$-		$-
Debt acquired in acquisition	9,492,000	9,992,000	19,484,000
Repayments	(1,341)	-	(1,341)
September 30, 2025	9,490,659	9,992,000	19,482,659
Less: short term	188,373	198,309	386,682
Long term	$9,302,556	$9,793,421	$19,095,977

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ended June 30,	Convertible Notes Payable	Convertible Notes Payable - Related Parties	Notes Payable	Mortgage Notes Payable	Total

2026 (9 Months)	$4,176,250	$-	$3,704,372	$290,236	$8,170,858
2027	403,275	-	1,298,013	408,920	2,110,208
2028	107,673	40,298		436,763	584,734
2029				474,576	474,576
2030	-	-	-	17,872,164	17,872,164
Total	4,687,198	40,298	5,002,385	19,482,659	29,212,540

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Temporary Equity and Stockholders’ Deficit

As of September 30, 2025, the Company had six (6) classes of stock, detailed as follows:

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Series A, Preferred Stock – Related Party

●	Designated Shares: 1,000
●	Issued & Outstanding: 1,000 shares as of September 30, 2025 and June 30, 2025, respectively. All shares are owned by the Company’s Chief Executive Officer.
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: None
●	Dividend Provisions: None
●	Voting Rights: Equal to the number of votes on an as converted basis of all other classes of securities plus one (1)
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

◌	Evaluated under ASC 815 (“Derivatives and Hedging”)
◌	The Series A Convertible Preferred Stock does not meet the definition of a derivative liability because it does not contain any variable equity conversion features or other contingent provisions that would require derivative accounting.

Series B, Convertible Preferred Stock

●	Designated Shares: 5,000
●	Issued & Outstanding: 1,950 shares as of September 30, 2025 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 5,000 shares of common stock and 5,000 warrants with an exercise price of $0.033/share.
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

◌	Evaluated under ASC 815 (“Derivatives and Hedging”)
◌	The Series B Convertible Preferred Stock and the related warrants do not meet the definition of derivative liabilities because they contain fixed conversion terms and do not include any variable equity conversion features or other contingent provisions requiring derivative accounting.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

During the three months ended September 30, 2025 and the year ended June 30, 2025, the Company recorded additional deemed dividends of $0 and $11,566, respectively.

Series C, Convertible Preferred Stock

●	Designated Shares: 500,000
●	Issued & Outstanding: 145,966 and 13,333 shares as of September 30, 2025 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Rank junior to Series B, convertible preferred stock
●	Derivative Liability Assessment:

◌	Evaluated under ASC 815 (“Derivatives and Hedging”)
◌	The Series C Convertible Preferred Stock does not meet the definition of a derivative liability because it does not contain any variable equity conversion features or other contingent provisions that would require derivative accounting.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Preferred Stock Transactions for the Year Ended June 30, 2026

Shares Issued in Acquisitions

On August 27, 2025 and September 30, 2025, the Company completed the acquisitions of the Victorville (“VV”) and Rancho Mirage (“RM”) hotel properties, respectively. As part of the purchase consideration for these business combinations, the Company issued 216,667 shares and 176,167 shares of Series C Convertible Preferred Stock.

In accordance with ASC 805, Business Combinations, the Series C shares issued in connection with the VV and RM acquisitions were measured at their estimated fair values of $39,000,060 and $52,000,080, respectively, as of the applicable acquisition dates. These fair value amounts have been included in the preliminary purchase price allocations and will be updated, if necessary, during the measurement period as additional information becomes available.

See Note 9.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Pursuant to the applicable service agreements, vesting is contingent upon the achievement of the following milestones:

1.	Closing of the acquisitions of both SWC and Skytech – 1/3 vested on March 31, 2025.
2.	Successful uplisting of the Company’s common stock to a national securities exchange (e.g., NYSE or Nasdaq) – 1/3 to vest upon such uplisting.
3.	Achievement of total stockholders’ equity of $40 million — one-third vests upon reaching this milestone, as evidenced in the first Form 10-Q or Form 10-K in which the balance sheet reflects this level of equity.

In the event that one or more of the remaining milestones are not achieved, the unvested portion of the award will vest ratably over a 20-month period (April 2025 – November 2026).

Unvested Series C, Convertible Preferred Stock – Compensation

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
June 30, 2024	-	$-
Granted	94,250	0.0068
Vested	(37,300)	0.0068
Cancelled/Forfeited	-	-
June 30, 2025	56,950	$0.0068
Granted	-
Vested	(10,050)
Cancelled/Forfeited	-
September 30, 2025	46,900	$0.0068

Unrecognized compensation	$1,913,520

Weighted average remaining period (years)	1.17

During the three months ended September 30, 2025 and 2024, respectively, the Company recognized $410,040 and $0 of compensation expense related to vesting.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, none of these award milestones have been met.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Series D, Convertible Preferred Stock

●	Designated Shares: 100,000
●	Issued & Outstanding: 3,334 shares as of September 30, 2025 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Rank junior to Series B, convertible preferred stock
●	Derivative Liability Assessment:

◌	Evaluated under ASC 815 (“Derivatives and Hedging”)
◌	The Series D Convertible Preferred Stock and the related warrants do not meet the definition of derivative liabilities because they contain fixed conversion terms and do not include any variable equity conversion features or other contingent provisions requiring derivative accounting.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The fair value of the equity issued was estimated to be $113,955, based on the as-converted value of the underlying common stock, adjusted for a restricted stock discount to reflect lack of marketability and transfer restrictions. This valuation was conducted pursuant to guidance in ASC 718-10-30, and supported by an independent third-party valuation report.

See Note 5 for additional discussion regarding debt and related calculation of loss on debt extinguishment.

Common Stock

●	Authorized Shares: 200,000,000
●	Issued & Outstanding:

◌	151,941,922 shares as of September 30, 2025
◌	136,961,021 shares as of June 30, 2025

●	Par Value: $0.001 per share
●	Voting Rights: 1 vote per share

Equity Transactions for the Year Ended June 30, 2026

Common Stock Issued in connection with Conversion of Convertible Notes Payable

The Company issued an aggregate of 14,980,901 shares of common stock to certain convertible debt holders upon conversion of their outstanding notes and related accrued interest payable. The shares had a total fair value of $494,370 (approximately $0.033 per share), determined in accordance with the conversion terms set forth in the underlying lending agreement. See Note 5 for additional information.

Equity Transactions for the Year Ended June 30, 2025

Stock Issued for Services

The Company issued 50,000 shares of common stock to consultants for services rendered, having a fair value of $995 ($0.0199/share), based upon the quoted closing trading price.

Common Stock Issued in connection with Conversion of Convertible Notes Payable

The Company issued an aggregate of 8,003,164 shares of common stock to certain convertible debt holders upon conversion of their outstanding notes and related accrued interest payable. The shares had a total fair value of $264,120 (approximately $0.033 per share), determined in accordance with the conversion terms set forth in the underlying lending agreement. See Note 5 for additional information.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Warrants

Warrant activity for the three months ended September 30, 2025 and the year ended June 30, 2025 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Exercisable - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Granted	2,068,869	$0.10
Exercised	-
Cancelled/Forfeited	(1,871,800)	$0.16
Outstanding - June 30, 2025	191,996,343	$0.05	2.21	$-
Exercisable - June 30, 2025	191,996,343	$0.05	2.21	$-
Granted	-	$0.10
Exercised	-
Cancelled/Forfeited	(500,000)	$0.50
Outstanding - September 30, 2025	191,496,343	$0.05	1.97	$999,404
Exercisable - September 30, 2025	191,496,343	$0.05	1.97	$999,404

Note 9 – Acquisitions and Unaudited Pro-Forma Financial Information

Year Ended June 30, 2026

Acquisition of Victorville

Overview and Date of Acquisition

On August 27, 2025, the Company completed the acquisition of Victorville Treasure Holdings, LLC (“Victorville”), a California limited liability company that owns and operates a 155-room hotel located at 15494 Palmdale Road, Victorville, California (the “Property”). Under the transaction, the Company acquired 100% of the issued and outstanding equity interests, and Victorville became a wholly owned subsidiary of the Company upon closing.

Purchase Consideration

As consideration, the Company issued 216,667 shares of its Series C Convertible Preferred Stock, having an estimated fair value of $39,000,060, based on the as-converted value of the underlying common shares using the $0.03 closing stock price on the acquisition date.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Primary Reasons for the Acquisition

The Victorville acquisition represents a strategic expansion of the Company’s hospitality portfolio. The Company believes the acquisition will provide several benefits, including:

●	Strengthening its presence in key hospitality markets;
●	Operational synergies with the Company’s existing hotel platform;
●	Immediate revenue contribution from ongoing hotel operations;
●	Enhanced scale to support an integrated lodging and guest-services strategy; and
●	Access to franchise-branding opportunities following planned renovations.

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

Contingent Consideration - Victorville

In connection with the acquisition, the Agreement provides for additional contingent consideration payable to the Sellers. Under the terms of the Agreement, the Sellers may earn up to 41,667 additional shares of Series C Convertible Preferred Stock (the “Earnout Shares”) upon achieving specified post-closing operational and property-level milestones, including: (i) completion and build-out of a gym facility; (ii) enrollment of at least 50 active gym members; (iii) completion of all remaining renovations required to meet prospective franchise brand standards; and (iv) operation of the property under a major franchise brand for a minimum of 30 days.

Consistent with the valuation methodology applied to the equity consideration issued at closing, the Earnout Shares and any additional shares issuable under the purchase price adjustment provisions were measured at fair value $7,125,000 based on the as-converted value of the underlying common stock using the $0.03 closing stock price on the August 27, 2025 acquisition date.

In accordance with ASC 805, these contingent consideration arrangements are included in the preliminary purchase price allocation at their estimated fair value and will be remeasured at each reporting date until the contingencies are resolved, with changes recognized in earnings.

Acquisition-Related Costs

In connection with the acquisition of Victorville, the Company incurred an insignificant amount of transaction costs related to the acquisition. Such costs were expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Forgiveness of Pre-Existing Relationship

In connection with the acquisition of VV, the Company and VV had a pre-existing intercompany note receivable/payable balance. As part of the closing of the transaction, the Company forgave the outstanding intercompany obligation, which resulted in the elimination of the related note payable and note receivable between the entities. In accordance with ASC 805, Business Combinations, the settlement of the pre-existing relationship was accounted for as a capital transaction rather than as an element of consideration transferred or as a gain or loss in the statement of operations.

The forgiveness of the intercompany balance resulted in a $2,652,671 increase to additional paid-in capital during the period

Preliminary Purchase Price Allocation

The following table summarizes the preliminary estimate of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. Amounts have been rounded for purposes of the preliminary purchase price allocation (“PPA”). The estimated fair values were derived from an independent third-party valuation report, as follows:

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Consideration
Series C - convertible preferred stock - 216,667 shares	$39,000,000
Series C - contingent consideration - 41,667 shares	7,125,000
Fair value of consideration transferred	$46,125,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	301,000
Accounts receivable	73,000
Prepaids and other	165,000
Inventory	40,000
Land	750,000
Property and equipment - net	9,250,000
Total assets acquired	10,579,000

Accounts payable and accrued expenses	1,943,000
Notes payable	3,224,000
Mortgage note payable	9,492,000
Total liabilities assumed	14,659,000

Total identifiable net liabilities assumed	(4,080,000)

Allocation required for identifiable intangible assets and goodwill	50,205,000

Intangible asset (liquor license)	20,000
Intangible asset (franchise agreement)	3,200,000
Total identifiable intangible assets	3,220,000

Goodwill (including assembled workforce)	$46,985,000

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Supplemental Pro-Forma Information (Unaudited)

The unaudited pro-forma information for the periods set forth below gives effect to the acquisition had the transaction occurred on July 1, 2023 (1st day of the fiscal year ended June 30, 2024) as well as for the year ended June 30, 2025. This pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time. The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the transactions.

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024

Revenues - net	$2,515,319	$4,035,763

Net loss	$(8,615,343)	$(4,230,077)

Loss per share - basic	$(0.07)	$(0.03)

Loss per share - diluted	$(0.07)	$(0.03)

Weighted average number of shares - basic	130,384,336	126,540,836

Weighted average number of shares - diluted	130,384,336	126,540,836

Acquisition of Rancho Mirage

Overview and Date of Acquisition

On September 30, 2025, the Company completed the acquisition of Ranch Mirage Hilton LLC (“Ranch Mirage”), a Delaware limited liability company that owns and operates the Hilton Garden Inn Palm Springs – Ranch Mirage, a 120-room hotel located at 71700 Highway 111, Ranch Mirage, California (the “Property”). Under the transaction, the Company acquired 100% of the issued and outstanding membership interests, and Ranch Mirage became a wholly owned subsidiary of the Company upon closing.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Purchase Consideration

As consideration, the Company issued 176,167 shares of its Series C Convertible Preferred Stock, having an estimated fair value of $42,280,000, based on the as-converted value of the underlying common shares using the $0.04 closing stock price on the acquisition date.

Primary Reasons for the Acquisition

The Ranch Mirage acquisition represents a strategic expansion of the Company’s hospitality portfolio. The Company believes the acquisition will provide several benefits, including:

●	Strengthening its presence in key hospitality markets;
●	Operational synergies with the Company’s existing hotel platform;
●	Immediate revenue contribution from ongoing hotel operations;
●	Enhanced scale to support an integrated lodging and guest-services strategy; and
●	Access to franchise-branding opportunities following planned renovations.

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

Contingent Consideration – Rancho Mirage

In connection with the acquisition, the Agreement provides for additional contingent consideration payable to the Sellers. Under the terms of the Agreement, the Sellers may earn up to 20,000 additional shares of Series C Convertible Preferred Stock (the “Earnout Shares”) upon achievement of specified post-closing milestones, including: (i) the completion and build-out of five new guestrooms; and (ii) receipt of a certificate of occupancy and all required permits or approvals for such guestrooms, on or before December 31, 2027.

Consistent with the valuation methodology applied to the equity consideration issued at closing, the Earnout Shares and any additional shares issuable under the purchase price adjustment provisions were measured at fair value ($4,800,000), based on the as-converted value of the underlying common stock using the $0.04 closing stock price on the September 30, 2025 acquisition date.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In accordance with ASC 805, these contingent consideration arrangements are included in the preliminary purchase price allocation at their estimated fair value and will be remeasured at each reporting date until the contingencies are resolved, with changes recognized in earnings.

Acquisition-Related Costs

In connection with the acquisition of Rancho Mirage, the Company incurred an insignificant amount of transaction costs related to the acquisition. Such costs were expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary estimate of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. Amounts have been rounded for purposes of the preliminary purchase price allocation (“PPA”). The estimated fair values were derived from an independent third-party valuation report, as follows:

Consideration
Series C - convertible preferred stock - 176,167 shares	$42,280,000
Series C - contingent consideration - 20,000 shares	4,800,000
Fair value of consideration transferred	$47,080,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	968,000
Accounts receivable	11,000
Prepaids and other	7,000
Inventory	7,000
Land	2,800,000
Property and equipment - net	12,000,000
Total assets acquired	15,793,000

Accounts payable and accrued expenses	2,376,000
Accounts payable and accrued expenses - related party	240,000
Deferred revenue/customer deposits	12,000
Notes payable	1,710,000
Mortgage note payable	9,992,000
Total liabilities assumed	14,330,000

Total identifiable net assets assumed	1,463,000

Allocation required for identifiable intangible assets and goodwill	45,617,000

Intangible asset (liquor license)	20,000
Intangible asset (franchise agreement)	1,400,000
Total identifiable intangible assets	1,420,000

Goodwill (including assembled workforce)	$44,197,000

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Measurement Period

The Company expects to finalize the purchase price allocation no later than September 30, 2026. During this period, provisional amounts may be adjusted retrospectively if new information becomes available about facts and circumstances that existed at the acquisition date.

The Company expects to recognize goodwill primarily attributable to anticipated operational synergies, future economic benefits, and other advantages that do not qualify for separate recognition. The goodwill is expected to be non-deductible for tax purposes.

Supplemental Pro-Forma Information (Unaudited)

The unaudited pro-forma information for the periods set forth below gives effect to the acquisition had the transaction occurred on July 1, 2024 (1st day of the fiscal year ended June 30, 2025) as well as for the three months ended September 30, 2025. This pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time. The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the transactions.

	Three Months Ended	Year Ended
	September 30, 2025	June 30, 2025

Revenues - net	$2,373,373	$3,263,075

Net loss	$(2,851,297)	$(7,779,858)

Loss per share - basic	$(0.02)	$(0.06)

Loss per share - diluted	$(0.02)	$(0.06)

Weighted average number of shares - basic	143,351,827	130,384,336

Weighted average number of shares - diluted	143,351,827	130,384,336

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Goodwill Summary

Balance - June 30, 2024	$897,542
Acquisition of SWC	3,714,027
Acquisition of Skytech	790,150
Impairment charge - FHVH	(897,542)
Balance - June 30, 2025	4,504,177
Acquisition of Victorville	46,985,000
Acquisition of Rancho Mirage	44,197,000
Balance - September 30, 2025	95,686,177

Note 10 – Intangible Assets

Intangibles consisted of the following at September 30, 2025 and June 30, 2025, respectively:

Classification	September 30, 2025	June 30, 2025	Estimated Useful Lives (Years)	Weighted Average Remaining Life (Years)

Tradenames/trademarks	$786,800	$786,800	N/A	N/A
Customer relationships	1,041,300	1,041,300	10	9.50
Franchise agreements	4,600,000	-	10	9.92 - 10
Liquor licenses	40,000	-	N/A
Less: accumulated amortization	(103,732)	(26,033)
Intangibles - net	$6,364,368	$1,802,067

Amortization expense for the three months ended September 30, 2025 and 2024 was $77,699 and $0, respectively.

There were no impairment losses for the three months ended September 30, 2025 and 2024, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Years Ended June 30,

2026 (9 Months)	$423,098
2027	$564,130
2028	$564,130
2029	$564,130
2030	$564,130
Thereafter	$2,856,284
Total	$5,535,902

Note 11- Derivative Liabilities

The convertible notes acquired in connection with the SWC acquisition on March 31, 2025 (see Note 5) contain embedded conversion features with variable pricing terms. Because these features allow conversion into an indeterminate number of common shares based on the trading price of the Company’s common stock, they are not considered indexed to the Company’s own stock and therefore require bifurcation from the host debt instrument in accordance with ASC 815.

The Company accounts for the bifurcated embedded derivatives as derivative liabilities, measured at fair value with subsequent remeasurement at each reporting period. The derivative liabilities are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

Valuation Methodology

The Company used the Black-Scholes option pricing model to estimate the fair value of the embedded conversion option liabilities at both initial recognition and subsequent remeasurement dates.

The initial day-1 fair value of the derivative liabilities was $1,413,568. These liabilities were remeasured to $1,102,992 at June 30, 2025 and to $2,053,045 at September 30, 2025.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The model utilized the following key assumptions:

	September 30, 2025	June 30, 2025

Expected term (years)	1.93	2.18 - 2.43
Expected volatility	238%	207.70% - 233.30%
Expected dividends	0.00%	0.00% - 0.00%
Risk free interest rate	3.60%	3.72% - 3.89%

Derivative Liability Activity

Changes in the fair value of derivative liabilities are recognized in other income (expense) in the consolidated statements of operations. For the three months ended September 30, 2025 and 2024, the Company recorded a change in fair value of $950,053 and $0, respectively.

A reconciliation of the beginning and ending balances of derivative liabilities measured at fair value on a recurring basis using Level 3 inputs is presented below as of September 30, 2025 and June 30, 2025:

	Third Party	Related Party	Total
Derivative liabilities – June 30, 2024	$-	$-	$-
Fair value at commitment date	987,131	426,437	1,413,568
Gain on debt extinguishment	-	(500,678)	(500,678)
Fair value mark to market adjustment	(181,366)	371,468	190,102
Derivative liabilities – June 30, 2025	805,765	297,227	1,102,992
Fair value mark to market adjustment	694,039	256,014	950,053
Derivative liabilities – September 30, 2025	$1,499,804	$553,241	$2,053,045

Debt Extinguishment and Related Impacts

During the year ended June 30, 2025, in connection with the conversion of principal on a convertible note (Loan #17), and consistent with ASC 470-50, the Company allocated a proportionate adjustment and remeasurement to the related derivative liability. This resulted in the recognition of a $500,678 gain on debt extinguishment, which is presented in other income (expense) in the consolidated statements of operations for that period.

During initial measurement in the prior fiscal year (year ended June 30, 2025), the Company determined that the fair value of the embedded derivative liabilities exceeded the proceeds allocated to the convertible note host instrument. Accordingly, the Company recorded a debt discount equal to the face amount of the note, and the excess — totaling $653,792 — was recognized as derivative expense in the consolidated statements of operations for that period.

For the three months ended September 30, 2025 and 2024, the Company recognized $0 and $0 of derivative expense, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Related Party Component

A portion of the derivative liability relates to convertible notes held by the Company’s Chief Executive Officer and Chief Revenue Officer, who is also a member of the Board of Directors.

See Note 12 for additional fair value disclosures.

Note 12 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2025 and June 30, 2025:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$2,053,045	$2,053,045
Total	$-	$-	$2,053,045	$2,053,045

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,102,992	$1,102,992
Total	$-	$-	$1,102,992	$1,102,992

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 13 – Segment Information

General

Operating segments are components of the Company for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to allocate resources and assess performance.

Reportable Segments

Beginning in fiscal 2026, the Company has three (3) reportable segments:

1.	Foodservice Packaging Distribution
2.	Robotics-as-a-Service (RaaS)
3.	Hotel Operations

The Hotel Operations segment was established following the Company’s acquisitions of the Victorville and Rancho Mirage hotel businesses during the first quarter of fiscal 2026. This segment includes the results of operations from the Company’s owned hotel properties, including lodging, food and beverage, and related hospitality services.

Other Corporate Overhead represents corporate-level activities and shared services (e.g., public company compliance, executive, finance, legal, IT, and other centralized functions). These activities are not included in the CODM’s evaluation of segment performance, are not considered reportable operating segments, and are presented solely for reconciliation to the consolidated financial statements.

Basis of Presentation

The CODM evaluates segment performance primarily on revenues and operating income (loss) and also reviews segment assets and liabilities. Segment information is prepared on the same basis as the consolidated financial statements and includes intercompany eliminations.

Continuing vs. Discontinued Operations

The Company’s legacy Snacks and Beverages operations are presented as discontinued operations and excluded from reportable segments. For comparability, the segment tables separately identify discontinued operations. See Note 14 – Discontinued Operations for further detail.

Reconciliations

The following tables present financial information for the Company’s reportable segments and include reconciling items — such as Other Corporate Overhead, non-operating items, and discontinued operations — so that the totals reconcile directly to the consolidated statements of operations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

	For the Three Months Ended September 30,
	2025	2024
Revenues
Foodservice Packaging	$418,043	$-
RaaS	49,800	-
Hotel	314,184	-
Other Corporate Overhead	-	-
Revenues - continuing operations	782,027	-
Revenues - discontinued operations	-	24,454
Total	$782,027	$24,454

Costs and expenses
Foodservice Packaging	$630,153	$-
RaaS	440,287	33,258
Hotel	604,925
Other Corporate Overhead	1,272,543	185,203
Costs and expenses - continuing operations	2,947,908	218,461
Costs and expenses - discontinued operations	1,453	120,280
Total	$2,949,361	$338,741

Income (loss) from operations
Foodservice Packaging	$(212,110)	$-
RaaS	(390,487)	(33,258)
Hotel	(290,741)	-
Other Corporate Overhead	(1,272,543)	(185,203)
Loss from continuing operations	(2,165,881)	(218,461)
Loss from discontinued operations	(1,453)	(95,826)
Total	$(2,167,334)	$(314,287)

Other income (expense) - net
Foodservice Packaging	$3,159	$-
RaaS	4,925	17,872
Hotel	(133,268)	-
Other Corporate Overhead	(1,403,017)	(468,196)
Other expense - continuing operations	(1,528,201)	(450,324)
Other expense - discontinued operations	-	-
Total	$(1,528,201)	$(450,324)

Net loss
Foodservice Packaging	$(208,951)	$-
RaaS	(385,562)	(15,386)
Hotel	(424,009)	-
Other Corporate Overhead	(2,675,560)	(653,399)
Net loss from continuing operations	(3,694,082)	(668,785)
Net loss from discontinued operations	(1,453)	(95,826)
Total	$(3,695,535)	$(764,611)

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

	September 30, 2025	June 30, 2025

Total Assets
Foodservice Packaging	$5,929,979	$5,986,956
RaaS	1,261,666	1,299,198
Hotel	121,512,986	-
Other Corporate Overhead	89,071	38,380
Assets - continuing operations	128,793,702	7,324,534
Assets - discontinued operations	-	-
Total	$128,793,702	$7,324,534

Total Liabilities
Foodservice Packaging	$1,644,393	$1,642,420
RaaS	309,230	275,801
Hotel	28,997,037	-
Other Corporate Overhead	20,874,011	9,550,421
Liabilities - continuing operations	51,824,671	11,468,642
Liabilities - discontinued operations	450,458	479,005
Total	$40,350,129	$11,947,647

Note 14 – Discontinued Operations

On June 30, 2025, management elected to discontinue the Company’s legacy Snacks and Beverages business, which historically involved the sale of packaged snack products through wholesale and distribution channels. This decision was part of a broader strategic realignment to focus resources on the Company’s continuing operations, including foodservice packaging distribution, Robotics-as-a-Service (“RaaS”), and hotel operations.

The results of the Snacks and Beverages business have been presented as discontinued operations for all periods presented. Accordingly, revenues, expenses, assets, and liabilities associated with this activity have been segregated from continuing operations in the consolidated financial statements. Prior-period amounts have been reclassified to conform to the current period presentation.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Results of Discontinued Operations

The operating results of discontinued operations for the three months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,
	2025	2024
Revenues - net	$-	$24,454
Costs and expenses	156	118,299
Loss from operations	(156)	(93,845)
General and administrative expenses	(1,297)	(1,981)
Net loss from discontinued operations	$(1,453)	$(95,826)

Liabilities of Discontinued Operations

The carrying amounts of the liabilities of discontinued operations as of September 30, 2025 and June 30, 2025 were as follows:

	September 30, 2025	June 30, 2025
Current liabilities
Accounts payable and accrued expenses	$450,495	$479,005
Total liabilities	$450,495	$479,005

Note 15 – Subsequent Events

Subsequent to September 30, 2025, the Company had the following transactions:

Debt Conversions

Loan #17

The Company issued 4,285,994 shares of common stock in connection with the settlement of outstanding amounts due to a single lender under loan #17, consisting of principal of $102,600, accrued interest of $33,589, and fees of $5,250, for a total conversion amount of $141,439. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033 per share. Accordingly, no gain or loss was recorded upon debt conversion, and the note was fully settled upon completion of these conversions.

Cashless Warrant

The Company issued 1,399,521 shares of common stock in connection with the cashless exercise of 1,969,697 warrants.

Conversion of Series B, Convertible Preferred Stock

Effective October 28, 2025, the Company increased the conversion ratio applicable to its Series B Convertible Preferred Stock from 5,000:1 to 8,366:1. This adjustment was made pursuant to the original contractual provisions governing the Series B Preferred Stock, which permitted changes to the conversion ratio under specified conditions. Because the conversion occurred in accordance with these original terms, the modification and subsequent conversion are accounted for as equity transactions, and do not result in the recognition of any gain or loss.

Using the revised conversion ratio, the Company issued 16,313,700 shares of common stock upon the conversion of 1,950 shares of Series B Preferred Stock. As the Series B Preferred Stock was equity-classified and the conversion represented a reclassification within equity, the transaction did not give rise to any income-statement impact. Following these conversions, no shares of Series B Preferred Stock remain outstanding.

Increase in Authorized Shares

On October 7, 2025, the Company’s majority voting stockholder approved an increase in the Company’s authorized common stock from 200,000,000 to 900,000,000 shares. The Board approved the change on the same date. In accordance with SEC requirements, the amendment became effective 20 days after the Company mailed an information statement to stockholders. This change increased only the number of authorized shares and had no impact on the number of shares outstanding or on the rights of existing stockholders.

Equity Purchase Agreement and Warrant

On October 8, 2025, the Company entered into an Equity Purchase Agreement with Mast Hill Fund, L.P., allowing the Company to sell up to $25,000,000 of common stock at its discretion over a 24-month period. In connection with the agreement, the Company issued Mast Hill a warrant to purchase 6,000,000 shares at $0.10 per share. The warrant is immediately exercisable and expires in five years.

Convertible Note Payable

On October 8, 2025, the Company entered into a one-year (1) Securities Purchase Agreement with Mast Hill Fund, L.P. and issued a senior secured convertible note with a principal amount of $2,270,000 for net proceeds of $1,929,500. The note includes an original issue discount of $340,500 and is secured by the Company’s existing security and guaranty agreements.

The note is convertible into common stock at a fixed conversion price of $0.033 per share.

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

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth under the headings “Business” and “Risk Factors” within our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2025, as well as the other information set forth herein.

Business Overview

Nightfood Holdings, Inc., dba TechForce Robotics (“Nightfood,” “NGTF,” “TechForce Robotics,” or the “Company”), is evolving into an integrated AI-driven service-robotics and hospitality-technology platform. Our core mission is the development, deployment, and commercialization of AI-powered autonomous robots designed to improve operational efficiency across the hospitality, foodservice, and facilities-management industries.

Present Operations

The Company is structured around three synergistic pillars:

1.	AI robotics and automation

2.	Hospitality real estate assets serving as robotics testbeds

3.	Packaging and supply-chain logistics through CarryOutSupplies

This vertically aligned ecosystem is designed to accelerate adoption of automation technologies while providing asset-backed stability, operational data, and cross-selling opportunities across the hospitality sector.

Core Robotics Division (TechForce Robotics / FHVH)

The Company’s primary operations center on its robotics division, comprised of Future Hospitality Ventures Holdings Inc. (“FHVH”), acquired February 2, 2024, and Skytech Automated Solutions, Inc., operating as TechForce Robotics, acquired March 25, 2025. Collectively branded as TechForce Robotics, this division develops and commercializes Robots-as-a-Service (“RaaS”) solutions for hotels, restaurants, and commercial facilities.

Current activities include:

●

Robots-as-a-Service (RaaS): Deployment of autonomous service robots under multi-year subscription agreements, typically initiated through 30-day pilot programs. These robots focus on high-frequency, labor-intensive tasks—such as trash and linen transport, housekeeping assistance, food and item delivery, and other back-of-house workflows.

In the kitchen environment, the Company is expanding automation into high-intensity labor functions, including food-preparation support, ingredient handling, repetitive cooking processes, and hot-zone tasks that traditionally require substantial staffing and present elevated safety risks. These deployments are designed to reduce labor strain, improve consistency, and increase overall operational throughput.

●	AI Systems Integration: Ongoing development of advanced autonomous navigation, task-automation workflows, and cloud-connected fleet-management software. These systems are engineered specifically for hotel, kitchen, and foodservice environments, enabling coordinated task execution, real-time monitoring, and continuous optimization using operational data collected across the Company’s deployment network.

Hospitality Real Estate Platform (Live Robotics Testbeds)

To support real-world deployment and validation of its robotics technologies, the Company has begun acquiring strategic hospitality real estate. These properties operate as controlled, commercial-scale testing and demonstration environments, enabling continuous refinement and proof-of-concept deployment of AI automation systems.

Victorville Treasure Holdings, LLC – 155-Room Holiday Inn (Victorville, CA)

Acquired in August 2025 for approximately $31 million via share-exchange transaction.

This hotel serves as the Company’s first dedicated Robotics Innovation Hub. The Skytech Laundry Helper robot is currently deployed, with additional automation phases planned across housekeeping, foodservice, guest-services, and front-of-house operations.

Treasure Mountain Holdings, LLC – 120-Room Hilton Garden Inn (Rancho Mirage, CA)

Acquired on September 30, 2025 in a transaction valued at approximately $52.8 million.

This property is positioned as a flagship technology-enabled hotel, contributing both traditional hospitality revenue and a robust, real-world environment for scaled deployment of AI-connected robotics solutions.

These hotel assets add significant asset-backed equity to the Company’s balance sheet and serve as scalable, customer-facing demonstration sites for future RaaS rollout.

Packaging and Supply-Chain Operations (CarryOutSupplies.com)

Through SWC Group Inc. (CarryOutSupplies.com), acquired March 31, 2025, the Company operates a packaging and distribution platform serving more than 7,000 small and mid-sized foodservice customers across North America. CarryOutSupplies provides branded and customizable disposable foodservice items, including cups, lids, utensils, and biodegradable options.

Its role within the Company’s integrated platform includes:

●	Providing a logistical and supply-chain layer that supports hospitality customers

●	Enabling cross-promotion of RaaS solutions to existing CarryOut customer accounts

●	Enhancing platform efficiency through shared back-office functions

CarryOut’s established customer footprint and recurring consumable revenues complement the robotics division and strengthen the Company’s overall go-to-market ecosystem.

Development Plans

The Company intends to continue expanding its AI-driven robotics and hospitality-technology platform through the following initiatives:

●	Scaling RaaS Deployments: Increase commercial installations of autonomous service robots across hotels, restaurants, and foodservice operators, with continued emphasis on automating high-intensity kitchen and back-of-house tasks.

●	Expanding Production Capacity: Scale manufacturing and assembly capabilities to meet anticipated customer demand over the next five years and support broader market rollout.

●	Strategic Technology and Talent Acquisition: Pursue targeted acquisitions of complementary technologies and key personnel to enhance the Company’s robotics, AI, and operational capabilities.

●	Balance-Sheet Optimization: Strengthen capitalization and improve the Company’s financial structure to support future growth initiatives, including preparation for a potential uplisting to a national securities exchange.

These initiatives are intended to reinforce the Company’s vertically integrated model and position the platform for sustainable long-term expansion.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30,		Period Change
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues - net	$782,027	$-	$782,027	0%	A
Cost of sales	475,565	-	475,565	0%	B
Depreciation and amortization	378,109	-	378,109	0%	C
General and administrative expenses	2,094,234	218,461	1,875,773	859%	D
Loss from operations	(2,165,881)	(218,461)	(1,947,420)	891%	E
Other income (expense) - net	(1,528,201)	(450,324)	(1,077,877)	239%	F
Loss from continuing operations	(3,694,082)	(668,785)	(3,025,297)	452%	G
Loss from discontinued operations	(1,453)	(95,826)	94,373	-98%	H
Net Loss	$(3,695,535)	$(764,611)	$(2,930,924)	383%	I

A. Revenues – net

Revenues were $782,027 for the three months ended September 30, 2025, compared to no revenues from continuing operations in the three months ended September 30, 2024.

The increase reflects the Company’s transition from a pre-revenue development stage to an operating company with multiple revenue-generating activities, including:

●	Hotel operations – During 2025, the Company acquired hotel properties that generated room revenues, food and beverage revenues, and other ancillary income in the current-year quarter. These hotels are being operated under the Company’s strategic plan to leverage lodging assets and hospitality channels for future brand initiatives. Operations from these activities only reflect those since there acquisition dates.
●	Foodservice Packaging Distribution and related services – Revenues were also generated from the sale and distribution of foodservice packaging and related supplies to commercial customers, including hotels and other institutional clients.
●	Robotics-as-a-Service (“RaaS”) and technology-enabled services – To a lesser extent, revenues include service billings from early deployments of robotics and automation solutions.

No comparable revenue-generating operations existed in the 2024 quarter; therefore, the entire increase in revenues is attributable to these new and acquired operating activities.

B. Cost of Sales

Cost of sales was $475,565 in the three months ended September 30, 2025, compared to $0 in the prior-year quarter.

Cost of sales in 2025 primarily consists of:

●	Hotel property-level operating costs, including payroll and benefits for front-desk, housekeeping, and food-and-beverage staff; utilities; guest supplies; franchise, management and reservation fees where applicable; and other direct property costs.
●	Product and distribution costs associated with the foodservice packaging business, such as purchasing, inbound freight, warehousing, and delivery expenses.
●	Direct costs related to RaaS deployments, including installation and servicing of robotic units in the field.

Because the Company had not yet commenced these operations during the 2024 quarter, there were no comparable cost of sales in that period.

C. Depreciation and Amortization

Depreciation and amortization expense was $378,109 for the three months ended September 30, 2025, compared to none in the same period of 2024.

The increase is driven by:

●	Depreciation of hotel buildings, land improvements, and furniture, fixtures and equipment acquired in connection with the Company’s hotel acquisitions.
●	Depreciation of warehouse, distribution, and robotics equipment used in the foodservice packaging and RaaS operations.
●	Amortization of intangible assets, including franchise rights, management agreements, customer relationships, and other acquired intangibles.

These assets were placed in service after the 2024 quarter, so there was no depreciation or amortization recorded in that earlier period.

D. General and Administrative Expenses

General and administrative (“G&A”) expenses were $2,094,234 in the three months ended September 30, 2025, compared to $218,461 in the three months ended September 30, 2024, an increase of $1,875,773, or 859%.

Key drivers of the increase include:

●	Hotel-related corporate overhead, such as regional management salaries, property-level oversight, revenue management, accounting, and centralized purchasing and IT support required to operate the acquired hotels.
●	Corporate infrastructure and compliance costs associated with operating as a public company, including SEC reporting, audit and tax services, legal fees, stock-based compensation (including non-cash vesting of Series C preferred stock issued as compensation), director and officer insurance, and internal control and governance enhancements.
●	Integration and start-up expenses related to combining the hotel operations, foodservice packaging distribution, and RaaS activities into a unified platform, including consulting, professional services, and one-time systems and branding costs.
●	Inflationary impacts on compensation, insurance, professional services and other overhead expenses.

The Company expects G&A to remain elevated in the near term as hotel operations are stabilized, systems are integrated and additional regulatory requirements—such as evolving SEC guidance on cybersecurity, climate-related and other risk disclosures—are incorporated into the Company’s compliance framework.

E. Loss from Operations

Loss from operations was $(2,165,881) for the three months ended September 30, 2025, compared to $(218,461) in the prior-year quarter, an unfavorable change of $(1,947,420), or 891%.

The higher operating loss is attributable to:

●	The ramp-up of hotel operations (acquisitions occurring August 27, 2025 and September 30, 2025, respectively), which, while contributing to revenues, also added significant property-level operating costs and depreciation. Newly acquired or repositioned hotels often operate below targeted occupancy and rate levels during the initial stabilization period, resulting in lower margins.
●	The addition of cost of sales and depreciation in the foodservice packaging and RaaS businesses.
●	Substantially higher G&A expenses as described under item D above.

These factors more than offset the benefit of current-year revenues.

F. Other Income (Expense) – net

Other expense, net, was $(1,528,201) in the three months ended September 30, 2025, compared to $(450,324) in the prior-year quarter, an unfavorable change of $(1,077,877), or 239%.

The components of this change are discussed in detail in the “Other Income (Expense) – Net” section below (items A–F), but primarily reflect:

●	Increased interest expense on notes and mortgage debt used to finance hotel acquisitions and working capital; and
●	A new non-cash loss on the change in fair value of derivative liabilities associated with certain convertible and other structured financing instruments.

G. Net Loss from Continuing Operations

Net loss from continuing operations increased to $(3,694,082) in the three months ended September 30, 2025, from $(668,785) in the three months ended September 30, 2024, an unfavorable change of $(3,025,297), or 452%.

The increase primarily reflects:

●	The higher operating loss from hotel operations, foodservice packaging, and RaaS (items A–E); and
●	The increased non-operating expense discussed under item F.

These factors were only partially offset by the benefit of current-year revenues.

H. Net Loss from Discontinued Operations

Net loss from discontinued operations, which continues to relate to the wind-down of the legacy Snacks and Beverages business, was $(1,453) for the three months ended September 30, 2025, compared to $(95,826) in the prior-year quarter, an improvement of $94,373, or 98%.

The improvement reflects the near completion of exit and wind-down activities, resulting in minimal residual expenses in the 2025 quarter.

I. Net Loss

Net loss was $(3,695,535) for the three months ended September 30, 2025, compared to $(764,611) in the prior-year quarter, an unfavorable change of $(2,930,924), or 383%.

The increase in net loss was driven by:

1.	Expansion of operations and acquisitions – The Company incurred significant new operating expenses related to hotel operations, foodservice packaging distribution, and RaaS, along with associated depreciation and integration costs, which exceeded revenues during the early ramp-up phase.
2.	Higher non-operating expenses – Increased interest expense on new and existing debt and the recognition of non-cash fair value losses on derivative liabilities contributed to the year-over-year increase in other expense, net (item F).
3.	Partially offsetting factors – The increase in net loss was partially offset by (i) the Company’s first quarter of revenues from hotel operations and other continuing businesses (item A), and (ii) a substantial reduction in loss from discontinued operations (item H).

Other Income (Expense)

	Three Months Ended September 30,		Period Change
	2025	2024	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$4,925	$15,986	$(11,061)	-69%	A
Other income	5,001	-	5,001	0%	B
Loss on debt extinguishment	-	(127,705)	127,705	-100%	C
Interest expense (including amortization of debt discount)	(588,074)	(338,605)	(249,469)	74%	D
Change in fair value of derivative liabilities	(950,053)	-	(950,053)	0%	E
Total other income (expense) - net	$(1,528,201)	$(450,324)	$(1,077,877)	239%	F

A — Interest income

Interest income decreased $11,061, or 69%, to $4,925 in the 2025 quarter from $15,986 in the 2024 quarter. The decrease primarily reflects lower average balances of interest-bearing notes receivable and advances as certain pre-acquisition and development-stage notes were repaid or restructured in connection with acquisitions. This activity was insignificant.

B — Other income

Other income was $5,001 in the three months ended September 30, 2025, compared to none in the prior-year quarter. This increase is attributable to miscellaneous non-recurring items, which did not occur in 2024. This activity was insignificant.

C — Loss on debt extinguishment

No loss on debt extinguishment was recognized in the 2025 quarter, compared to a $(127,705) loss in the 2024 quarter. The prior-year loss related to one-time non-cash charges on the modification or settlement of certain debt instruments. There were no comparable transactions in the current-year quarter.

D — Interest expense (including amortization of debt discount)

Interest expense, including amortization of debt discounts, increased $249,469, or 74%, to $(588,074) in the 2025 quarter from $(338,605) in the 2024 quarter.

The increase reflects:

●	Higher average outstanding notes payable and mortgage debt, including loans associated with the acquisition and operation of hotel properties.
●	Incremental convertible and other structured debt used to fund working capital, integration costs, and capital investments.
●	Higher amortization of debt discounts and deferred financing costs related to these instruments.

E — Change in fair value of derivative liabilities

In the 2025 quarter, the Company recognized a non-cash loss of $(950,053) related to the change in fair value of derivative liabilities associated with certain convertible notes. No comparable fair value adjustments were recorded in the 2024 quarter as no such instruments existed.

The loss reflects the required remeasurement of derivative features at each reporting date under applicable accounting guidance, using updated assumptions for the Company’s stock price, volatility, and other valuation inputs.

F — Total other income (expense) – net

As a result of the items described above, total other expense, net, increased to $(1,528,201) in the 2025 quarter from $(450,324) in the 2024 quarter, an unfavorable change of $(1,077,877), or 239%. The increase is primarily attributable to higher interest expense (D) and the new non-cash fair value loss on derivative liabilities (E), partially offset by the absence of a current-period loss on debt extinguishment (C).

Hotel Operations Discussion

During 2025, the Company completed hotel acquisitions that transformed Nightfood Holdings into an owner and operator of lodging properties in addition to its existing packaging and RaaS businesses. The three months ended September 30, 2025 represents the Company’s first partial quarter of consolidated hotel operations, which had a significant impact on the consolidated financial statements:

●	Revenue mix – A substantial portion of current-year revenues was generated by hotel room nights, food and beverage outlets, and other property-level services. The Company is implementing revenue-management strategies, updated reservation systems and targeted marketing efforts intended to grow occupancy and average daily rate over time.
●	Cost structure – Hotel operations added significant property-level operating expenses (captured in cost of sales) and depreciation on hotel buildings and equipment, contributing to the increase in total costs and expenses compared to 2024.
●	Financing and liquidity – The acquisition of hotel properties introduced mortgage debt and related financing costs, reflected in higher interest expense and repayments on mortgage notes payable in the 2025 quarter. The Company is focused on optimizing capital structure and property-level performance to improve cash flows from these assets.
●	Integration and brand strategy – Management is actively integrating hotel operations with the Company’s broader strategic objectives, including potential branded product placement, amenity programs, and cross-marketing initiatives that leverage the lodging footprint.

Hotel properties often experience a stabilization period after acquisition or repositioning, during which occupancy and rate levels may be below long-term expectations while operating costs and capital requirements remain high. Management expects hotel-level performance and cash flows to improve as integration progresses, revenue-management initiatives take hold and capital improvements are completed. However, there can be no assurance that these efforts will be successful or that the hotels will achieve targeted returns.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2025, the Company had:

●	Net loss available to common stockholders of $3,695,535; and
●	Net cash used in operations was $243,388

Additionally, at September 30, 2025, the Company had:

●	Accumulated deficit of $50,449,379
●	Stockholders’ deficit of $17,880,668; and
●	Working capital deficit of $18,734,145

For the three months ended September 30, 2025, the Company incurred a net loss of $(3,695,535) and used net cash in operating activities of $(243,388). The Company continues to have a significant accumulated deficit and stockholders’ deficit and relies on external financing to fund operations and acquisitions.

At September 30, 2025, the Company had cash of $1,337,285, compared to $350,231 at June 30, 2025. While the recent hotel and business acquisitions have begun to generate revenues, they have not yet produced sufficient positive cash flow to fund all operating costs, debt service and planned capital expenditures.

These factors—recurring losses from continuing operations, limited operating cash flows, and dependence on debt and equity financing—continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.

Management’s plans to address these conditions include:

●	Increasing revenue and improving profitability of hotel operations, including through revenue-management initiatives, cost controls, and selective capital investments intended to enhance property performance.
●	Scaling foodservice packaging and RaaS revenues, including cross-selling into the Company’s hotel customer base.
●	Seeking additional debt and/or equity financing, including mortgage refinancings, working capital facilities and potential equity issuances, to support operations, fund capital projects and pursue strategic opportunities.
●	Maintaining a disciplined approach to capital allocation and operating expenses, including reviewing underperforming assets or business lines and considering asset sales, restructurings or partnership arrangements where appropriate.
●	Continuing to monitor evolving regulatory and disclosure requirements applicable to smaller reporting companies, including SEC rules related to liquidity, cybersecurity and climate-related risks, and integrating those requirements into its risk management and internal control framework.

There can be no assurance that these plans will be successful or that additional financing will be available on acceptable terms or in sufficient amounts, if at all. If the Company is unable to obtain the necessary financing or improve cash flows from operations, it may be required to delay or curtail expansion plans, sell assets, restructure obligations or pursue other strategic alternatives.

Cash

			Period Change
			Increase (Decrease)
	September 30, 2025	June 30, 2025	$ Amount	% Change
Cash	$1,337,285	$350,231	$987,054	281.83%

Cash increased $987,054, or approximately 282%, to $1,337,285 at September 30, 2025 from $350,231 at June 30, 2025. The increase primarily reflects:

●	Net cash provided by investing activities associated with the acquisition of businesses (including hotel properties) where the cash acquired exceeded cash outflows, and
●	Modest net cash used in operating activities and cash used in financing activities, as discussed below.

The Company does not have any cash equivalents.

Summary of cash flow activities:

	Three Months Ended September 30,		Period Change
	2025	2024	Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(243,388)	$(128,241)	$(115,147)	89.79%
Investing activities	1,235,019	(128,580)	$1,363,599	-1060.51%
Financing activities	(4,577)	402,050	$(406,627)	-101.14%
Net change in cash	$987,054	$145,229	$841,825	579.65%

Cash Flow from Operating Activities

	Three Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(3,695,535)	$(764,611)
Less: net loss - discontinued operations	(1,453)	(95,826)
Net loss - continuing operations	(3,694,082)	(668,785)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash financing cost under contingent liability	-	92,000	A
Interest income under acquisition note	-	(15,986)	B
Depreciation and amortization	378,109	-	C
Loss on debt extinguishment	-	127,705	D
Change in fair value of derivative liabilities	950,053	-	E
Amortization of debt discount	138,972	50,372	F
Bad debt expense	61,158	-	G
Stock issued for services	-	995	H
Vesting of Series C - preferred stock - issued as compensation	410,040	-	I
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(28,574)	(5,252)	J
Inventory	(30,182)	30,921	K
Prepaids and other	96,356	(52,261)	L
Increase (decrease) in
Accounts payable and accrued expenses	(467,393)	175,988	M
Accounts payable and accrued expenses - related party	1,942,639	44,200	N
Deferred revenues	29,479	-	O
Net cash used in operating activities - continuing operations	(213,425)	(220,103)
Net cash used in operating activities - discontinued operations	(29,963)	91,862	P
Net cash used in operating activities	(243,388)	(128,241)

Operating activities used $(243,388) of cash in the three months ended September 30, 2025, compared to $(60,899) used in the three months ended September 30, 2024, an decline of $115,147.

Starting from net loss from continuing operations of $(3,694,082), key non-cash adjustments and working capital changes for the 2025 quarter included:

●	Non-cash financing cost under contingent liability (A) – Decreased $92,000, as no contingent liability financing costs were recorded in 2025 compared to 2024.
●	Interest income under acquisition note (B) – Decreased $15,986, reflecting no comparable non-cash interest income in the current year.
●	Depreciation and amortization (C) – Increased $378,109 due to the depreciation of hotel and other acquired assets discussed above.
●	Loss on debt extinguishment (D) – Decreased $127,705, as no loss was recorded in 2025.
●	Change in fair value of derivative liabilities (E) – New non-cash loss of $950,053 in 2025 related to remeasurement of derivative liabilities.
●	Amortization of debt discount (F) – Increased to $138,972 in 2025 from $50,372 in 2024, reflecting a higher balance of discounted debt.
●	Bad debt expense (G) – Increased to $61,158, reflecting higher allowances on receivables from new operations.
●	Stock issued for services (H) – Decreased $995, as no stock was issued for services in 2025.
●	Vesting of Series C preferred stock – issued as compensation (I) – Non-cash charge of $410,040 in 2025 related to vesting of previously issued preferred shares.

Changes in operating assets and liabilities included:

●	Accounts receivable (J) – Increased $28,574 in 2025 versus a decrease of $1,745 in 2024, reflecting growth primarily in hotel and packaging receivables.
●	Inventory (K) – Increased $30,182 in 2025 compared to a decrease of $4,926 in 2024, as the Company built inventory to support packaging and hotel operations.
●	Prepaids and other (L) – Decreased $96,356 in 2025 versus a $6,069 decrease in 2024, primarily due to the timing of prepaid insurance/taxes, franchise fees and other costs.
●	Accounts payable and accrued expenses (M) – Decreased $161,393 in 2025 versus an increase of $275,734 in 2024, reflecting the timing of vendor and professional-fee payments.
●	Accounts payable and accrued expenses – related party (N) – Increased $1,862,639 in 2025 versus $44,200 in 2024, primarily due to additional advances and accrued amounts owed to related-party lenders and affiliates.
●	Deferred revenues (O) – Increased $29,479 in 2025, reflecting advance billings for packaging.
●	Net cash from discontinued operations (P) – Operating activities of discontinued operations used $(29,963) of cash in 2025 compared to providing $20,126 in 2024, reflecting the timing of final wind-down expenditures.

Collectively, these non-cash items and working capital changes largely offset the net loss, resulting in a relatively small net use of cash in operating activities for the quarter.

Cash Flow from Investing Activities

	Three Months Ended September 30,
	2025	2024
Investing activities
Cash acquired in acquisitions	$1,269,000	$-	A
Acquisition of property and equipment	(33,981)	-	B
Acquisition costs secured by debt	-	(128,580)	C
Net cash provided by (used in) investing activities	$1,235,019	$(128,580)

Net cash provided by investing activities was $1,235,019 for the three months ended September 30, 2025, compared to net cash used of $(128,580) in the prior-year quarter, an improvement of $1,363,599.

●	Cash acquired in acquisitions (A) – Net inflow of $1,269,000 in 2025, representing cash acquired in business acquisitions from our two (2) new hotel properties. There was no comparable inflow in 2024.
●	Acquisition of property and equipment (B) – Cash outflows of $(33,981) in 2025 primarily for new robots and related trays/bins. No comparable purchases occurred in 2024.
●	Acquisition costs secured by debt (C) – In 2024, the Company recorded $(128,580) of acquisition costs financed directly with debt; no such amounts were recorded in 2025.

Cash Flow from Financing Activities

	Three Months Ended September 30,
	2025	2024
Financing activities
Proceeds from notes payable	$-	$402,050	A
Repayments on notes payable	(3,236)	-	B
Repayments on mortgage notes payable	(1,341)	-	C
Net cash provided by (used in) financing activities	$(4,577)	$402,050

Net change in cash and cash equivalents	$987,054	$145,229

Net cash used in financing activities was $(4,577) in the three months ended September 30, 2025, compared to net cash provided of $402,050 in the prior-year quarter, a decrease of $632,627.

●	Proceeds from notes payable (A) – The Company received no new cash proceeds from notes payable in 2025, compared to $402,050 of proceeds in 2024.
●	Repayments on notes payable (B) – Cash repayments of $(3,236) were made in 2025 on notes payable; there were no comparable repayments in 2024.
●	Repayments on mortgage notes payable (C) – In 2025, the Company repaid $(1,341) of principal on mortgage notes payable associated with hotel properties. No such repayments occurred in 2024.

The shift from net cash provided by financing activities in 2024 to net cash used in 2025 reflects the Company’s transition from raising new debt to funding operations and acquisitions, to making scheduled principal payments on existing notes and mortgage debt without obtaining comparable new financing during the quarter.

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

Business Combinations and Asset Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Transactions that meet the definition of a business are accounted for using the acquisition method of accounting. Transactions that do not meet the definition of a business are accounted for as asset acquisitions under ASC 805-50. The Company also evaluates whether a transaction should be accounted for as a reverse acquisition under ASC 805-40.

In connection with acquisitions, the Company assesses the applicable SEC reporting requirements, including Regulation S-X Rule 3-05 for financial statements of significant businesses acquired and Regulation S-X Article 11 for pro forma financial information.

Disclosures related to the nature of the acquired business and the impact of the acquisition on the Company’s operations are provided in accordance with Regulation S-K Items 101 and 303. For hotel property acquisitions, the Company also evaluates the applicability of Regulation S-X Rule 3-14.

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

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

Regulation S-X, Rule 3-14 (Real Estate Operations):

Applies to acquisitions of real estate operations, including hotel properties. If the acquired property is significant under Rule 1-02(w), the registrant must provide audited property-level financial statements (typically one year) and related disclosures.

Regulation S-X, Rule 3-05 (Business Acquisitions):

Applies to acquisitions of operating businesses. If significance thresholds are met, the registrant must provide separate business-level financial statements (up to three years), which are generally more extensive than Rule 3-14 requirements.

Regulation S-X, Article 11:

Requires pro forma financial information when an acquisition (under either Rule 3-05 or Rule 3-14) is significant, including adjustments reflecting the impact of the acquisition on the registrant’s financial statements.

Regulation S-K, Item 101:

Requires disclosure of material acquisitions that affect the nature or scope of the registrant’s business.

Regulation S-K, Item 303 (MD&A):

Requires discussion of the impact of acquisitions on financial condition, liquidity, and results of operations, including expected future effects.

Form 8-K, Item 2.01:

Requires timely reporting of material acquisitions, including disclosure of the nature of the acquired business or property and, when applicable, financial statements and pro forma information under Item 9.01.

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

Based on the nature of the Company’s operations and the information regularly reviewed by the CODM, management has determined that the Company operates in three reportable segments: Foodservice Packaging Distribution, Robotics-as-a-Service (RaaS), and Hotel Operations.

Reportable Segments

Beginning in fiscal year 2025, following the acquisition of SWC Group, Inc. (d/b/a CarryOutSupplies.com) and the commencement of commercial activities under the Robotics-as-a-Service (RaaS) model, management determined that the Company operates in two reportable segments:

1. Foodservice Packaging Distribution

Conducted through SWC Group, Inc. (d/b/a CarryOutSupplies.com).

This segment provides wholesale distribution of disposable foodservice packaging products, including printed paper cups, plastic cups, food containers, bags, and related consumable items. Revenue is generated from the sale and shipment of products to customers.

2. Robotics-as-a-Service (RaaS)

Conducted through Skytech Automated Solutions, Inc. and Future Hospitality Venture Holdings, Inc.

This segment provides automation solutions for foodservice and hospitality environments under non-cancellable lease and service arrangements. Revenue is generated from fixed monthly service fees for the use of robotics equipment, remote monitoring, software services, and maintenance support.

3. Hotel Operations

Conducted through the Company’s wholly owned hotel properties acquired in Victorville and Rancho Mirage.

This segment generates revenue from lodging and related guest services, including room rentals and ancillary offerings such as food, beverage, and other guest amenities. The hotels also serve as deployment and testing environments for the Company’s automation technologies.

The CODM evaluates performance and allocates resources based on segment-level financial information, including revenues and operating profitability. As such, management has concluded that Foodservice Packaging Distribution, RaaS, and Hotel Operations represent separate reportable operating segments under ASC 280.

Segment Expense Disclosure and ASU 2023-07

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for the current fiscal period. The amended guidance requires public entities to disclose:

●	Significant segment expenses that are regularly provided to and reviewed by the CODM
●	The measure of segment profit or loss used by the CODM
●	A description of other segment items included in that measure
●	How expense amounts are allocated among segments

The CODM evaluates segment performance based on segment revenues and segment operating income (loss). The CODM is not provided with, nor does he review further disaggregated expense information below the operating income (loss) level, other than consolidated-level expenses that are not allocated to the segments.

Accordingly, the Company’s disclosures include the segment revenues and segment operating income (loss) reviewed by the CODM, as well as “other segment items” necessary to reconcile segment profit (loss) to consolidated loss before income taxes. No additional segment-level expense categories are required to be presented under ASU 2023-07 because no such detailed expense information is provided to or used by the CODM in assessing segment performance.

Use of Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience, current conditions, expectations of future events, and other factors management believes to be reasonable. Actual results may differ from these estimates. Significant estimates for the three months ended September 30, 2025 and the year ended June 30, 2025 include, but are not limited to, the following:

●	Allowance for Doubtful Accounts and Other Receivables – We evaluate the collectability of customer and tenant receivables based on historical collection trends, specific customer credit risks, aging, and current economic conditions. Adjustments to the allowance are recorded to reflect expected credit losses.
●	Inventory Valuation and Obsolescence Reserves – Inventories are reviewed for excess quantities, obsolescence, and net realizable value considerations. Changes in demand forecasts, product condition, or expected selling prices may result in required write-downs.
●	Fair Value Measurements Related to Business Combinations – We apply fair value principles in allocating purchase consideration to acquired assets and liabilities. This includes the valuation of identifiable intangible assets, assumed working capital deficiencies, contingent consideration, and acquired property and equipment. These valuations often require the use of discounted cash flow models, market-based assumptions, and independent third-party appraisals.
●	Valuation of Goodwill and Intangible Assets – Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, or more frequently when triggering events occur. The impairment analysis involves estimating future discounted cash flows, evaluating property-level performance for hotel operations, and considering market participant assumptions.
●	Impairment Losses Related to Goodwill, Intangible Assets, and Long-Lived Assets – Long-lived assets, including hotel property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability is assessed using future undiscounted cash flows, with any impairment measured at fair value.
●	Valuation of Loss Contingencies – We assess potential liabilities arising from legal, regulatory, and contractual matters and record a liability when a loss is both probable and reasonably estimable.
●	Valuation of Stock-Based Compensation – The fair value of stock-based awards, including common stock, warrants, and preferred stock issued as compensation, is estimated using valuation models such as Black-Scholes or market-based approaches. Determining fair value requires management to estimate assumptions including volatility, expected term, and risk-free interest rates.
●	Estimated Useful Lives of Property and Equipment – Depreciation is recorded over estimated useful lives based on management’s judgment about the period in which assets, including hotel-related assets and RaaS equipment, are expected to provide economic benefit. Useful lives are reviewed periodically and adjusted when necessary.
●	Valuation of Uncertain Tax Positions – We evaluate tax positions under ASC 740, recognizing a liability when it is more likely than not that a tax position will not be sustained upon examination. Estimates are updated as new information becomes available.
●	Valuation Allowance on Deferred Tax Assets – Deferred tax assets are recorded only to the extent they are expected to be realized. Given historical operating losses, a full valuation allowance remains in place. The assessment considers projections of future taxable income, tax planning strategies, and cumulative losses.

Risks and Uncertainties

The Company operates across multiple industries—including foodservice packaging distribution, robotics-as-a-service (“RaaS”), and hotel operations—that are each subject to unique competitive, economic, and operational risks. These industries are characterized by rapid changes in market dynamics, evolving customer preferences, technological innovation, and sensitivity to macroeconomic conditions. As a result, the Company is exposed to various risks and uncertainties that may materially impact its financial condition, results of operations, cash flows, and strategic objectives.

In accordance with ASC 275, Risks and Uncertainties, the Company evaluates and discloses risks that could significantly affect near-term and long-term operations. Key factors contributing to variability in sales, margins, operating results, and liquidity include:

1.	Industry Cyclicality and Market Demand

The Company’s financial performance is influenced by fluctuations in consumer demand, customer ordering patterns, seasonality in hospitality operations, and competitive pressures within the foodservice packaging and automation industries.

2.	Macroeconomic Conditions

Broader economic factors—including inflationary pressures, rising interest rates, labor market constraints, supply chain volatility, and geopolitical events—may adversely affect purchasing behavior, operating costs, and access to capital.

3.	Pricing and Supply Chain Volatility

The cost and availability of raw materials, packaging products, robotics components, and hotel operating supplies may fluctuate due to supplier constraints, transportation disruptions, and commodity market changes, which may impact gross margins and operating results.

4.	Technology Development and Adoption Risks

The success of the Company’s RaaS model depends on continued development, deployment, and market acceptance of its automation technologies. Delays in product development, integration challenges at customer sites, or slower-than-expected adoption may impact revenue growth.

5.	Hospitality Operating Risks

Hotel performance is subject to changes in travel patterns, competitive room pricing, brand standards compliance, and local economic conditions. Lodging demand may be negatively affected by economic downturns, adverse weather events, or public health concerns.

6.	Liquidity and Financing Needs

The Company’s ability to continue operations and execute its strategic plans depends on access to sufficient capital. Fluctuations in cash flows or the inability to obtain additional financing on acceptable terms may affect the Company’s liquidity and business continuity.

7.	Regulatory and Compliance Risks

The Company is subject to federal, state, and local regulations related to manufacturing and distribution, automation equipment, franchise operations, hotel licensing, labor practices, and financial reporting requirements. Noncompliance could result in fines, penalties, or operational restrictions.

Given these uncertainties, the Company may experience variability in financial performance and operating cash flows, and actual results may differ materially from management’s estimates and forecasts. The Company continually evaluates these risks and implements measures intended to mitigate their potential impact on operations and long-term strategic objectives.

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

Revenue Streams

The Company currently generates revenue primarily from the following three (3) sources:

1.	Foodservice Packaging – Revenues from the wholesale distribution of disposable foodservice packaging products, including both custom-printed and stock paper cups, plastic cups, food containers, bags, and related consumable items. Sales are primarily transacted through the Company’s e-commerce platform and are recognized upon shipment or delivery of goods to the customer, depending on the terms of sale.
2.	Robotics-as-a-Service (RaaS) – Revenues generated under multi-year service arrangements for automation solutions deployed in the foodservice and hospitality industries. These arrangements generally include recurring monthly service fees for the use of robotic systems, together with implementation and integration services, maintenance, and technical support. Revenue is recognized over time as services are rendered in accordance with the terms of each contract.
3.	Hospitality Operations – Revenues derived from the ownership and operation of hotel properties, including room rentals, food and beverage sales, and ancillary guest services such as event hosting, parking, and other amenities. Revenue is recognized at the time when the related goods or services are provided to guests.

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

C. Hospitality Operations

Revenue from hospitality operations is generated primarily from the ownership and management of hotel properties. The Company’s hotel revenues consist of (i) room revenues, (ii) food and beverage revenues, and (iii) other ancillary revenues such as meeting and event space rentals, parking, and miscellaneous guest services.

1.	Room Revenues. Revenue from room rentals is recognized on a daily basis as rooms are occupied, since each night of occupancy represents a distinct performance obligation satisfied over time. Payments are typically due at check-out or are settled by credit card upon completion of the stay. Advance deposits received prior to guest arrival are recorded as contract liabilities (deferred revenue) until the related stay occurs.
2.	Food and Beverage Revenues. Revenue from restaurant, bar, catering, and banquet operations is recognized at the point in time the related goods or services are provided to the guest. In cases where deposits are received for catered events or group bookings, such amounts are recorded as deferred revenue until the event takes place.
3.	Other Ancillary Revenues. Revenue from parking, resort fees, event space rentals, and other guest services is recognized when the service is rendered or the rental period has elapsed.

The Company acts as the principal in substantially all hospitality transactions, as it controls the goods and services prior to transfer to the customer. Revenues are presented net of any sales or occupancy taxes collected on behalf of governmental authorities. The timing of billing and payment for hotel operations typically coincides with the satisfaction of performance obligations; therefore, contract assets and contract liabilities related to hospitality revenues are not significant.

The timing of billing and payment for hotel operations typically coincides with the satisfaction of performance obligations; therefore, contract assets and contract liabilities related to hospitality revenues are not significant.

D. Snacks and Beverages (Discontinued Operations)

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

For Hospitality Operations, contracts with customers are typically short-term in nature. Individual room bookings, restaurant transactions, and event bookings constitute distinct contracts with clearly defined payment terms. Deposits received in advance of stays or events represent contract liabilities until performance obligations are satisfied.

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

Hospitality Operations – Each guest contract contains one or more distinct performance obligations, depending on the nature of the service:

●	Room revenue: each night of occupancy represents a distinct performance obligation satisfied over time.
●	Food and beverage: each sale represents a distinct performance obligation satisfied at the point in time when the good or service is provided.
●	Event or banquet services: represent a single performance obligation satisfied when the event occurs.
●	Other ancillary services (e.g., parking, resort fees): represent distinct performance obligations satisfied when the service is rendered.

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

Hospitality Operations – Transaction price consists primarily of fixed consideration stated in room rates, menu prices, or event contracts. Room and restaurant sales are typically settled at the point of sale, while deposits for group or event bookings are collected in advance and recorded as deferred revenue until the related service is provided. Variable consideration, such as discounts or promotional rates, is reflected in the transaction price when known. Taxes collected on behalf of governmental authorities (e.g., sales or occupancy taxes) are excluded from revenue.

Snacks and Beverages (Discontinued) – Transaction price included fixed consideration plus variable consideration such as slotting fees, promotions, and rebates.

4. Allocate the Transaction Price

Contracts generally contain only a single performance obligation (product delivery for Packaging, continuous monthly service for RaaS, or a single stay, sale, or event for Hospitality). Accordingly, the entire transaction price is allocated to that performance obligation.

5. Recognize Revenue When (or As) Performance Obligations Are Satisfied

Foodservice Packaging – Revenue is recognized at a point in time when control of the goods transfers to the customer (generally upon shipment or delivery).

RaaS – Revenue is recognized over time, ratably each month, as customers simultaneously receive and consume the benefits of the continuous service.

Hospitality Operations –

●	Room revenue: recognized over time on a daily basis as each night of occupancy occurs.
●	Food and beverage: recognized at a point in time when goods or services are provided.
●	Event, banquet, and ancillary services: recognized when the event occurs or the service is rendered.

Advance deposits for rooms or events are recorded as deferred revenue until performance obligations are satisfied.

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

Based on this analysis, the Company reached the following conclusions:

1. Foodservice Packaging Distribution

The Company acts as a principal in foodservice packaging sales.

●	The Company designs, sources, and controls products prior to transfer.
●	The Company has discretion in pricing.
●	The Company is responsible for fulfillment, including warehousing and logistics.
●	The Company bears inventory risk prior to transfer.

Revenue is recognized on a gross basis for foodservice packaging sales.

2. Robotics-as-a-Service (RaaS)

The Company acts as a principal in RaaS arrangements.

●	The Company provides customers with continuous access to robotic equipment and related services.
●	The Company controls the equipment and services before and during the transfer period.
●	The Company has discretion over pricing and contract terms.
●	The Company is responsible for providing and maintaining the service throughout the contract term.

Revenue is recognized on a gross basis for RaaS service contracts.

3. Hospitality Operations

The Company acts as a principal in all hospitality operations.

●	The Company owns and operates all hotels and controls the goods and services prior to transfer.
●	The Company sets room rates, menu prices, and event charges at its discretion.
●	The Company is responsible for providing accommodations, food and beverage, and related services directly to guests.
●	The Company bears the risks and rewards associated with hotel operations, including occupancy, cost, and service delivery risks.

Revenue is recognized on a gross basis for all hospitality activities.

4. Snacks and Beverages (Discontinued Operations)

Prior to discontinuation, the Company acted as a principal in snack and beverage sales.

●	The Company controlled inventory prior to transfer.
●	The Company set pricing at its discretion.
●	The Company was responsible for fulfillment of its performance obligations.
●	The Company bore inventory risk until sale.

Revenue was recognized on a gross basis for snack and beverage sales, prior to classification as discontinued operations.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent amounts received in advance of performance obligations being satisfied. These primarily relate to deposits for future hotel stays, events, or banquet services, which are recognized as revenue when the related lodging or services are provided.

For the Company’s Robotics-as-a-Service (“RaaS”) and foodservice packaging operations, invoicing and payment generally occur as performance obligations are satisfied; therefore, deferred revenue balances in these segments are not material.

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

Related party disclosures are presented in accordance with ASC 850-10-50-1 through 50-6, which require disclosure of the nature, terms, and financial effects of material related party transactions. The Company also complies with SEC Regulation S-X, Rule 4-08(k), which requires disclosure of material related party balances and transactions, including their effect on the Company’s consolidated financial position and results of operations

Temporary Equity

The Company classifies certain equity instruments outside of permanent stockholders’ equity when required by applicable accounting guidance. In accordance with ASC 480-10-S99-3A and ASC 815-40-25, instruments are presented as temporary equity (mezzanine equity) if they are redeemable or if settlement in the Company’s common shares is not solely within the Company’s control.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosures related to income tax rate reconciliation and income taxes paid.

The Company adopted ASU 2023-09 effective July 1, 2025 (fiscal 2026). Adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires expanded disclosure of certain expense categories.

The standard is effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the standard, which is not expected to be material.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025. The Company plans to adopt ASU 2025-05 for its fiscal year beginning July 1, 2026, and does not expect a material impact.

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

As a result of the classification of the Company’s Snacks and Beverages segment as discontinued operations, the related results of operations, cash flows, and disclosures have been reclassified and presented separately from continuing operations for all periods presented.

Please refer to Note 2 – Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, for a comprehensive description of these policies. There were no material changes in our critical accounting policies or estimates during the three months ended September 30, 2025, though the Company continues to monitor the impact of business combinations, evolving market conditions, and financing transactions (including convertible debt and stock-based compensation) on the valuation of assets, liabilities, and equity-based instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, with the participation of management, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, as required by Rule 13a-15(b) under the Exchange Act. This evaluation considered the design and operational effectiveness of both manual and automated controls intended to ensure the reliability and timeliness of disclosures.

Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025. The primary deficiencies contributing to this conclusion include:

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

Framework and Evaluation Methodology

Management conducted its assessment of the effectiveness of our ICFR as of September 30, 2025, using the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Results of Management’s Assessment

Based on this evaluation, management concluded that our ICFR was not effective as of September 30, 2025 due to the existence of material weaknesses, including:

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

Because of these material weaknesses, management cannot conclude that our ICFR was effective as of September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set out below, there were no other sales of equity securities during the three months covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K or Form 10-Q filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.4	Certificate of Designation – Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018 )
3.5	Amendment to Certificate of Designation – Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2025)
3.6	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.8	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.10

Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2025)

4.1	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023 (incorporated by reference to Exhibit 4.3 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.4	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023 (incorporated by reference to Exhibit 4.6 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.5	Warrant issued to Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.2	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.3	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.4	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.5	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.6	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.7	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.8	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.9	Share Exchange Agreement by and among Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., Sean Folkson as the holder of the Series A Preferred Stock of NGTF and the sole shareholder of FHVH dated January 22, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2024)

10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.11	Promissory Note dated January 24, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.12++	Consulting Agreement between Nightfood Holdings, Inc. and Sean Folkson, dated February 2, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.13++	Employment Agreement between Nightfood Holdings, Inc. and Lei Sonny Wang, dated February 2, 2024. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.14	Letter Agreement between Fourth Man, LLC and Nightfood Holdings, Inc. dated February 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024)
10.15	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.16	Promissory Note dated March 12, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.17	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.18	Promissory Note dated May 5, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.19	Letter Agreement dated July 22, 2024 with Fourth Man, LLC amending the right to adjustment of the conversion price of certain promissory notes (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.20	Share Exchange Agreement dated September 4, 2024 with Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc. and Sugarmade, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2024)
10.21	Promissory Note dated September 23, 2024 with Mast Hill Fund, L.P (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.22	Securities Purchase agreement dated September 23, 2024 with Mast Hill Fund LP (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.23	First Amendment to the Share Exchange Agreement dated December 10, 2024. (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 19, 2024)
10.24	Securities Purchase Agreement, dated October 8, 2025, by and between Nightfood Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.25	Senior Secured Promissory Note, dated October 8, 2025, issued by Nightfood Holdings, Inc. in favor of Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.26	Tenth Amendment to Security Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.27	Tenth Amendment to Pledge Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Jimmy Chan, and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.28	Tenth Amendment to Guarantee Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.29	Equity Purchase Agreement dated October 8, 2025 between Nightfood Holdings, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.30	Registration Rights Agreement dated October 8, 2025 between Nightfood Holdings, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.31	Share Exchange Agreement dated September 30, 2025. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2025).
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
++	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: November 19, 2025	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

