Form 10-Q
period 2025-12-31
NightFood Holdings, Inc.
filed 2026-02-23
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

On February 23, 2026 the issuer had 222,367,889 shares of common stock outstanding.

i

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Nightfood Holdings, Inc.
DBA Techforce Robotics

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2025	June 30, 2025

Assets

Current Assets
Cash	$347,338	$350,231
Accounts receivable - net	161,091	46,215
Inventory	437,723	319,491
Prepaids and other	704,459	61,529
Total Current Assets	1,650,611	777,466

Property and equipment - net	24,115,897	240,824

Operating lease - right-of-use asset	1,917,012	-

Goodwill	95,686,177	4,504,177

Intangible assets - net	6,248,336	1,802,067

Total Assets	$129,618,033	$7,324,534

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$5,077,182	$3,156,258
Accounts payable and accrued expenses - related parties	2,329,478	322,900
Deferred revenue	548,398	557,725
Convertible notes payable - net	4,422,515	4,271,103
Mortgage notes payable	385,392	-
Derivative liabilities	2,919,652	805,765
Derivative liabilities - related parties	270,610	297,227
Notes payable - net	5,096,218	1,576,250
Operating lease liability	297,626	-
Liabilities of discontinued operations	406,605	479,005
Total Current Liabilities	21,753,676	11,466,233

Long Term Liabilities
Convertible notes payable - net	575,312	447,241
Convertible notes payable - related parties - net	59,662	20,149
Mortgage notes payable	19,006,081	-
Notes payable - net	-	14,024
Operating lease liability	1,849,706	-
Total Long Term Liabilities	21,490,761	481,414

Total Liabilities	43,244,437	11,947,647

Commitments and Contingencies

Temporary Equity

Series B, Convertible Preferred stock - $0.001 par value; 0 and 5,000 shares designated none and 1,950 shares issued and outstanding, respectively	-	5,065,421
Series C, Convertible Preferred stock - $0.001 par value; 0 and 500,000 shares designated none and 145,966 shares issued and outstanding, respectively	-	7,415,730
Series D, Convertible Preferred stock - $0.001 par value; 0 and 100,000 shares designated none and 3,334 shares issued and outstanding, respectively	-	227,910
Total Temporary Equity	-	12,709,061

Stockholders’ Deficit
Preferred stock - $0.001 par value; 1,000,000 shares authorized	-	-
Series A Preferred stock - $0.001 par value; 1,000 shares designated 1,000 shares issued and outstanding, respectively	1	1
Series B, Convertible Preferred stock - $0.001 par value; 5,000 and 0 shares designated no shares issued and outstanding, respectively	-	-
Series C, Convertible Preferred stock - $0.001 par value; 800,000 and 0 shares designated 559,489 and 0 shares issued and outstanding, respectively	560	-
Series D, Convertible Preferred stock - $0.001 par value; 100,000 and 0 shares designated 1,834 and 0 shares issued and outstanding, respectively	2	-
Common stock - $0.001 par value, 900,000,000 shares authorized 213,367,889 and 136,961,021 shares outstanding, respectively	213,369	136,961
Additional paid-in capital	140,897,363	29,284,708
Accumulated deficit	(54,737,699)	(46,753,844)
Total Stockholders’ Equity (Deficit)	86,373,596	(17,332,174)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$129,618,033	$7,324,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc.
DBA Techforce Robotics

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024

Revenues - net	$2,211,029	$-	$2,972,056	$-

Costs and expenses
Cost of sales	774,490	-	1,250,055	-
Depreciation and amortization	973,014	-	1,358,019	-
General and administrative expenses	3,988,393	191,849	6,054,979	410,311
Total costs and expenses	5,735,897	191,849	8,663,053	410,311

Loss from operations	(3,524,868)	(191,849)	(5,690,997)	(410,311)

Other income (expense):
Interest income	5,023	29,643	9,949	45,629
Other income	27,177	-	32,423	-
Loss on debt extinguishment	-	-	-	(127,705)
Derivative expense	(895,757)	-	(895,757)	-
Interest expense (including amortization of debt discount)	(1,586,825)	(270,951)	(2,174,898)	(609,556)
Change in fair value of derivative liabilities	1,688,040	-	737,987	-
Total other income (expense) - net	(762,342)	(241,308)	(2,290,296)	(691,632)

Net loss from continuing operations	(4,287,210)	(433,157)	(7,981,293)	(1,101,943)

Net loss from discontinued operations	(1,110)	(46,448)	(2,562)	(142,274)

Net loss before provision for income taxes	(4,288,320)	(479,605)	(7,983,855)	(1,244,217)

Provision for income taxes	-	-	-	-

Net loss	$(4,288,320)	$(479,605)	$(7,983,855)	$(1,244,217)

Deemed dividend on Series B Preferred Stock	-	-	-	(11,566)

Net loss available to common stockholders	$(4,288,320)	$(479,605)	$(7,983,855)	$(1,255,783)

Loss per share - basic and diluted - continuing operations	$(0.02)	$(0.00)	$(0.05)	$(0.01)
Loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of shares - basic and diluted	182,235,396	128,957,407	162,793,612	128,939,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc.
DBA Techforce Robotics

Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficit

For the Three and Six Months Ended December 31, 2025

(Unaudited)

	Preferred Stock - Classified as Temporary Equity
	Series B - Convertible		Series C - Convertible		Series D - Convertible		Additional	Total	Series A Preferred		Series C - Convertible		Series D - Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Temporary	Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

June 30, 2025	1,950	$2	145,966	$146	3,334	$3	$12,708,910	$12,709,061	1,000	$1	-	$-	$-	$-	136,961,021	$136,961	$29,284,708	$(46,753,844)	$(17,332,174)

Acquisition of Victorville	-	-	216,667	217	-	-	38,999,843	39,000,060	-	-	-	-	-	-	-	-	-	-	-

Acquisition of Rancho Mirage	-	-	176,167	176	-	-	42,279,904	42,280,080	-	-	-	-	-	-	-	-	-	-	-

Forgiveness of pre-existing relationship with target acquiree	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,652,671	-	2,652,671

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	10,050	10	-	-	410,030	410,040	-	-	-	-	-	-	-	-	-	-	-

Conversion of convertible debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14,980,901	14,981	479,389	-	494,370

Contingent consideration - acquisition of Victorville	-	-	-	-	-	-	7,125,000	7,125,000	-	-	-	-	-	-	-	-	-	-	-

Contingent consideration - acquisition of Rancho Mirage	-	-	-	-	-	-	4,800,000	4,800,000	-	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,695,535)	(3,695,535)

September 30, 2025	1,950	$2	548,850	$549	3,334	$3	$106,323,687	$106,324,241	1,000	$1	-	$-	$-	$-	151,941,922	$151,942	$32,416,768	$(50,449,379)	$(17,880,668)

Stock issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,360,575	22,361	872,062	-	894,423

Stock issued for services	-	-	-	-	-	-	-	-	-	-	589	1	-	-	-	-	282,719	-	282,720

Warrants issued as deferred offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	258,723	-	258,723

Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,465,698	2,466	(2,466)	-	-

Conversion of convertible debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,285,994	4,286	137,151	-	141,437

Conversion of accrued interest payable into common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,000,000	7,000	224,000	-	231,000

Conversion of Series B preferred stock into common stock	(1,950)	(2)	-	-	-	-	(16,312)	(16,314)	-	-	-	-	-	-	16,313,700	16,314	(16,314)	-	-

Conversion of Series D preferred stock into common stock	-	-	-	-	(1,500)	(1)	(8,999)	(9,000)	-	-	-	-	-	-	9,000,000	9,000	(9,000)	-	-

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	-	-	-	-	-	-	-	-	10,050	10	-	-	-	-	410,030	-	410,040

Reclassification of Series B preferred stock from temporary to permanent equity	-	-	-	-	-	-	(5,049,107)	(5,049,107)	-	-	-	-	-	-	-	-	5,074,421	-	5,074,421

Reclassification of Series C preferred stock from temporary to permanent equity	-	-	(548,850)	(549)	-	-	(89,105,361)	(89,105,910)	-	-	548,850	549	-	-	-	-	89,105,361	-	89,105,910

Reclassification of Series D preferred stock from temporary to permanent equity	-	-	-	-	(1,834)	(2)	(218,908)	(218,910)	-	-	-	-	1,834	2	-	-	218,908	-	218,910

Reclassification of contingent consideration - Victorville	-	-	-	-	-	-	(7,125,000)	(7,125,000)	-	-	-	-	-	-	-	-	7,125,000	-	7,125,000

Reclassification of contingent consideration – Rancho Mirage	-	-	-	-	-	-	(4,800,000)	(4,800,000)	-	-	-	-	-	-	-	-	4,800,000	-	4,800,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,288,320)	(4,288,320)

December 31, 2025	-	$-	-	$-	-	$-	$-	$-	1,000	$1	559,489	$560	1,834	$2	213,367,889	$213,369	$140,897,363	$(54,737,699)	$86,373,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc.

DBA Techforce Robotics

Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficit

For the Three and Six Months Ended December 31, 2024

(Unaudited)

	Preferred Stock - Classified as Temporary Equity
	Series B -		Series C -		Series D -				Series A
	Convertible		Convertible		Convertible		Additional	Total	Preferred				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Temporary	Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

June 30, 2024	1,950	$2	13,333	$13	1,667	$2	$6,036,501	$6,036,518	1,000	$1	128,907,407	$128,907	$29,027,647	$(38,626,400)	$(9,469,845)

Stock issued for services	-	-	-	-	-	-	-	-	-	-	50,000	50	945	-	995

Deemed dividend associated with preferred B stock dilutive warrant adjustments	-	-	-	-	-	-	11,566	11,566	-	-	-	-	-	(11,566)	(11,566)

Shares issued for amended convertible note	-	-	-	-	1,667	2	113,953	113,955	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(764,611)	(764,611)

September 30, 2024	1,950	2	13,333	13	3,334	4	6,162,020	6,162,039	1,000	1	128,957,407	128,957	29,028,592	(39,402,577)	(10,245,027)

Shares issued under acquisition	-	-	83,333	84	-	-	-	84	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(479,605)	(479,605)

December 31, 2024	1,950	$2	96,666	$97	3,334	$4	$6,162,020	$6,162,123	1,000	$1	128,957,407	$128,957	$29,028,592	$(39,882,182)	$(10,724,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc.
DBA Techforce Robotics

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2025	2024

Operating activities
Net loss	$(7,983,855)	$(1,244,217)
Less: net loss - discontinued operations	(2,562)	$(142,274)
Net loss - continuing operations	(7,981,293)	(1,101,943)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash financing cost under contingent liability	-	92,000
Interest income under acquisition note	-	(45,629)
Depreciation and amortization	1,184,019	-
Amortization of right-of-use asset	174,000	-
Loss on debt extinguishment	-	127,705
Derivative expense	895,757	-
Change in fair value of derivative liabilities	(737,987)	-
Amortization of debt discount	907,116	109,867
Bad debt expense	66,177	48,610
Stock issued for services	282,720	995
Vesting of Series C - preferred stock - issued as compensation	820,080	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(97,053)	(20,372)
Inventory	(71,232)	(287)
Prepaids and other	(212,207)	(34,195)
Increase (decrease) in
Accounts payable and accrued expenses	(878,912)	446,063
Accounts payable and accrued expenses - related party	1,766,578	113,214
Deferred revenues	(21,327)	-
Operating lease liability	56,320	-
Net cash used in operating activities - continuing operations	(3,847,244)	(263,972)
Net cash used in operating activities - discontinued operations	(74,962)	(6,268)
Net cash used in operating activities	(3,922,206)	(270,240)

Investing activities
Cash acquired in acquisitions	1,269,000	-
Acquisition of property and equipment	(65,361)	(39,700)
Acquisition costs secured by debt	-	(223,063)
Net cash provided by (used in) investing activities	1,203,639	(262,763)

Financing activities
Proceeds from common stock issued for cash	894,423	-
Proceeds from notes payable	-	402,050
Repayments on notes payable	(15,722)	-
Proceeds from convertible notes payable	1,929,500	-
Repayments on mortgage notes payable	(92,527)	-
Net cash provided by financing activities	2,715,674	402,050

Net decrease in cash	(2,893)	(130,953)

Cash - beginning of period	350,231	148,294

Cash - end of period	$347,338	$17,341

Supplemental disclosure of cash flow information
Cash paid for interest	$1,004,243	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in connection with conversion of convertible notes payable	$866,807	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of Victorville	$39,000,060	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of Rancho Mirage	$42,280,080	$-
Contingent consideration arrangement - Series C - convertible preferred stock - Victorville	$7,125,000	$-
Contingent consideration arrangement - Series C - convertible preferred stock - Rancho Mirage	$4,800,000	$-
Warrants issued as deferred offering costs	$258,723	$-
Right-of-use asset obtained in exchange for new operating lease liability	$2,091,012	$-
Net deficit of Victorville and Rancho Mirage acquisitions	$2,617,000	$-
Forgiveness of pre-existing relationship with target acquiree	$2,652,671	$-
Cashless exercise of warrants	$2,466	$-
Discounts in connection with issuance of debt and warrants - convertible notes payable	$2,270,000	$70,950
Deemed dividend associated with Series B, convertible preferred stock - dilutive warrant adjustments	$-	$11,566
Series D, convertible preferred stock issued in connection with conversion of debt	$-	$113,955
Increase in debt principal and related accrued interest	$-	$15,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

In addition, our subsidiary SWC Group, Inc. (d/b/a CarryOutSupplies.com) provides complementary logistical and supply-chain capabilities that support both internal operations and market penetration for our robotics products. This integrated structure enhances deployment efficiency, reduces operating friction, and strengthens our overall commercialization platform.

The Company’s operations are organized into three (3) principal business segments:

1.	Foodservice Packaging:

Through its wholly owned subsidiary SWC Group, Inc. (d/b/a CarryOutSupplies.com) (“SWC”), the Company operates as a business-to-business (“B2B”) enterprise focused on the wholesale distribution of disposable foodservice packaging products.

Product offerings include printed paper cups, plastic cups, food containers, bags, and related consumables for restaurants, cafés, and other foodservice establishments. Operations are conducted primarily through the Company’s e-commerce platform, www.carryoutsupplies.com, which serves customers across the United States.

Activities include product design, sourcing from domestic and international manufacturers, quality control, warehousing, and fulfillment. Customers are primarily small to mid-sized businesses in the hospitality and foodservice industries, with no material dependence on any single customer or supplier.

This segment began operations in connection with the acquisition of SWC Group, Inc. on March 31, 2025.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

2.	Robotics-as-a-Service (RaaS):

Through its subsidiaries, TechForce Robotics, Inc. (formerly Skytech Automated Solutions, Inc.) (“TechForce”) and Future Hospitality Ventures Holdings, Inc. (“FHVH”), the Company develops and delivers automation solutions aimed at enhancing efficiency and reducing labor dependency in foodservice and hospitality operations. These solutions focus on automating routine and repetitive tasks to improve service quality and operating margins.

On February 2, 2024, FHVH began operating under the trade name RoboOp365.

On September 2, 2025, Skytech Automated Solutions, Inc. changed its name to TechForce Robotics, Inc.

Business Model

The Company offers its automation solutions under a Robotics-as-a-Service (RaaS) model, generally structured as multi-year lease and service agreements following an initial pilot and site-preparation period. Under these arrangements, customers pay a recurring monthly fee for deployed equipment and related services. Fees may vary depending on the scale of deployment, number of units, and customer-specific requirements. The Company recognizes revenue on a monthly basis as services are rendered.

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

DECEMBER 31, 2025

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

Current Status

As of December 31, 2025, the Company had initiated early customer deployments under this model and commenced revenue-generating activities.

3.	Hospitality Asset Ownership:

The Company has expanded its business model to include the acquisition, ownership, and operation of hotel properties. These properties are intended to serve both as revenue-generating hospitality operations and as dedicated deployment sites for the Company’s automation technologies, enabling the Company to test, validate, and scale operational efficiencies in live environments. The hospitality segment became active in connection with two business combinations completed during the three-month period ended September 30, 2025.

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

DECEMBER 31, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Integration and Operating Status

Following the acquisitions, the Company initiated integration activities across both properties, including evaluations of site layouts, staffing structures, and operational workflows in preparation for automation deployments. Revenue from hotel operations is recognized in accordance with ASC 606 and reported within the hospitality segment beginning in the period in which operations commenced post-acquisition.

Financial Statement Impact

The hotel acquisitions have been accounted for as business combinations under ASC 805, Business Combinations. The related purchase price allocations — including the fair values of property and equipment, identifiable intangible assets, acquired working capital (deficit), and goodwill — are presented in Note 9 for the acquisitions completed on August 27, 2025 and September 30, 2025.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

See Note 14 for summary of the Company’s discontinued operations for the three and six months ended December 31, 2025 and 2024, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Fiscal Year

The Company’s fiscal year end is June 30.

Organizational Structure

Company Name		Incorporation Date	State of Incorporation

Nightfood Holdings, Inc. (“NGTF”) DBA TechForce Robotics		November 22, 2022	Nevada
Nightfood, Inc. (“Nightfood”)	2	January 14, 2010	New York
Future Hospitality Ventures Holdings, Inc. (“FHVH”) DBA RoboOp365		October 25, 2024	Nevada
SWC Group, Inc. (“SWC”) DBA CarryoutSupplies.com	1	July 19, 2004	California
TechForce Robotics, Inc. FKA Skytech Automated Solutions, Inc. (“Skytech”)	1	October 6, 2023	Delaware
Victorville Treasure Holdings, LLC DBA Holiday Inn (“VV”)	3	February 26, 2014	California
Mountain Treasure Holdings, LLC DBA Hilton Garden Inn (“RM”)	4	July 5, 2013	California

1 Acquired on March 31, 2025.
2 Discontinued operations effective June 30, 2025.
3 Acquired August 27, 2025.
4 Acquired September 30, 2025.

Basis of Presentation

The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2025 condensed consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2025 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2026 or for any other future annual or interim period.

Liquidity and Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, for the six months ended December 31, 2025, the Company had:

●	Net loss attributable to common stockholders of $7,983,855; and
●	Net cash used in operating activities was $3,922,206

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Additionally, at December 31, 2025, the Company had:

●	Accumulated deficit of $54,737,699
●	Working capital deficit of $20,103,065; and
●	Cash on hand of $347,338

Following the acquisitions of SWC Group, Inc. and TechForce Robotics, Inc. (formerly Skytech Automated Solutions, Inc.) during the fiscal year ended June 30, 2025, the Company initiated early customer deployments under its Robotics-as-a-Service (“RaaS”) model and commenced revenue-generating activities. While these deployments represent an important step toward building recurring revenue, revenues to date have not been sufficient to fund ongoing operations.

Similarly, following the acquisitions of the Victorville and Rancho Mirage hotel properties during the six months ended December 31, 2025, the Company began generating revenue within its hospitality segment. Although these hotels provide recurring operating revenue from lodging and related guest services, current levels of hotel revenue are also insufficient to support the Company’s ongoing operating and development activities.

Liquidity Outlook

Based on current operating levels and cash usage forecasts, the Company’s existing cash resources are not sufficient to fund operations for the twelve months following the issuance of these consolidated financial statements without obtaining additional financing.

Historically, the Company has relied on both third-party and related-party debt financing to fund operations. There can be no assurance that additional financing will be available on commercially acceptable terms, or at all. Further, there is no assurance that any financing obtained will be sufficient to enable the Company to complete its strategic initiatives or achieve profitable operations.

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

DECEMBER 31, 2025

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management’s plans to address these matters include the following:

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

Regulatory and Financial Reporting Considerations

For SEC registrants, acquisitions may trigger additional disclosure and reporting requirements:

Regulation S-X, Rule 3-05 (Business Acquisitions):

Applies to acquisitions of operating businesses. If significance thresholds are met, the registrant must provide separate business-level financial statements (up to three years).

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Regulation S-X, Article 11:

Requires pro forma financial information when an acquisition is significant, including adjustments reflecting the impact of the acquisition on the registrant’s financial statements.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Impairment Charges

Fiscal Year End June 30, 2026

The Company did not record any goodwill impairments during the three and six months ended December 31, 2025 and 2024, respectively.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Reportable Segments

Following the acquisition of SWC Group, Inc. (d/b/a CarryOutSupplies.com) on March 31, 2025, the commencement of commercial activities under the Robotics-as-a-Service (“RaaS”) model, and the acquisitions of two hotel properties during the six months ended December 31, 2025, management determined that the Company operates in three reportable segments:

1. Foodservice Packaging Distribution

Conducted through SWC Group, Inc. (d/b/a CarryOutSupplies.com).

This segment provides wholesale distribution of disposable foodservice packaging products, including printed paper cups, plastic cups, food containers, bags, and related consumable items. Revenue is generated from the sale and shipment of products to customers. This segment commenced operations in connection with the acquisition on March 31, 2025.

2. Robotics-as-a-Service (RaaS)

Conducted through TechForce Robotics, Inc. (formerly Skytech Automated Solutions, Inc.) and Future Hospitality Ventures Holdings, Inc.

This segment provides automation solutions for foodservice and hospitality environments under multi-year lease and service arrangements. Revenue is generated from recurring monthly service fees for the use of robotics equipment, remote monitoring, software services, and maintenance support.

3. Hotel Operations

Conducted through Victorville Treasure Holdings, LLC and Treasure Mountain Holdings, LLC, the Company’s wholly owned subsidiaries that own the hotel properties acquired in Victorville and Rancho Mirage, California, respectively.

This segment generates revenue from lodging and related guest services, including room rentals and ancillary offerings such as food, beverage, and other guest amenities. The hotels also serve as deployment and testing environments for the Company’s automation technologies. This segment commenced operations in connection with the acquisitions completed on August 27, 2025 and September 30, 2025.

The CODM evaluates performance and allocates resources based on segment-level financial information, including revenues and operating results. As such, management has concluded that Foodservice Packaging Distribution, RaaS, and Hotel Operations represent separate reportable operating segments under ASC 280.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

See Note 13 - Segment Information.

Discontinued Operations

The Company’s legacy Snacks and Beverages activity has been discontinued. The results of this activity are presented separately from continuing operations.

Segment Expense Disclosure

Effective for the fiscal year ending June 30, 2026, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires enhanced disclosures about reportable segment expenses, including:

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

DECEMBER 31, 2025

Estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current economic conditions, industry trends, and other relevant quantitative and qualitative factors. Changes in estimates are recorded in the period in which they become known and are accounted for prospectively.

Significant estimates for the six months ended December 31, 2025 and the year ended June 30, 2025, respectively, include:

●	Allowance for doubtful accounts and other receivables;
●	Inventory valuation and obsolescence reserves;
●	Fair value measurements related to business combinations under ASC 805, including:

●	Purchase price consideration, including the fair value of Series C Convertible
●	Preferred Stock issued as acquisition consideration;
●	Identifiable intangible assets;
●	Property and equipment;
●	Contingent consideration; and
●	Allocation of purchase price to identifiable assets and liabilities, including the resulting goodwill;

●	Impairment assessment of goodwill and indefinite-lived intangible assets;
●	Impairment assessment of long-lived assets, including finite-lived intangible assets and property and equipment;
●	Fair value of derivative liabilities;
●	Classification of convertible preferred stock between temporary equity and permanent equity;
●	Valuation of stock-based compensation;
●	Estimated useful lives of property and equipment and finite-lived intangible assets;
●	Assessment of the Company’s ability to continue as a going concern;
●	Valuation of loss contingencies; and
●	Valuation allowance on deferred tax assets and assessment of uncertain tax positions.

Risks, Uncertainties and Concentrations

The Company operates across multiple industries — including foodservice packaging distribution, robotics-as-a-service (“RaaS”), and hotel operations — that are each subject to competitive, economic, and operational risks. In accordance with ASC 275, *Risks and Uncertainties*, the Company evaluates and discloses risks that could significantly affect the amounts reported in the near term, including risks arising from the use of estimates and current vulnerability due to concentrations.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Concentrations of Risk

Revenue and Asset Concentration

Substantially all of the Company’s hospitality segment revenue is generated from two hotel properties located in Victorville and Rancho Mirage, California. These properties also represent a significant portion of the Company’s total assets. A decline in performance at either property — whether due to local economic conditions, competitive pressures, natural disasters, or loss of franchise rights — could have a material adverse effect on the Company’s consolidated financial position and results of operations.

Geographic Concentration

The Company’s hotel operations, robotics deployment activities, and warehouse and distribution facilities are concentrated in the State of California. As a result, the Company is disproportionately exposed to regulatory changes, economic conditions, natural disasters, and labor market dynamics specific to that state.

Franchise Concentration

The Company’s hotel properties operate under franchise agreements with established national hotel brands. The Company’s ability to generate hospitality revenue depends on maintaining compliance with franchise brand standards, including property maintenance requirements, periodic upgrades, and participation in brand programs. Loss of one or both franchise agreements could materially impair the Company’s hospitality operations and the carrying value of the related assets.

Customer Concentration

As of December 31, 2025, no single customer accounted for 10% or more of the Company’s consolidated revenues.

Within the Foodservice Packaging Distribution segment, the Company serves a diversified base of small to mid-sized foodservice operators, with no material dependence on any single customer.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Supplier Concentration

The Company sources robotics components and hardware from a limited number of domestic and international suppliers. Certain components used in the Company’s robotic systems may be available from sole or limited sources. An interruption in supply, quality issues, or changes in supplier pricing or availability could delay deployments and adversely affect the Company’s RaaS operations. Within the Foodservice Packaging Distribution segment, the Company sources products from multiple domestic and international manufacturers, with no material dependence on any single supplier.

Key Personnel

The Company is dependent on the continued services of its Chief Executive Officer, who also serves as Chief Financial Officer and controls 1,000 shares of Series A Super Voting Preferred Stock, providing effective voting control over the Company. The loss of its Chief Executive Officer’s services could have a material adverse effect on the Company’s operations and strategic direction.

Significant Estimates Subject to Near-Term Variability

Certain of the Company’s estimates are particularly sensitive to changes in conditions in the near term. These include:

Fair value of acquired assets and assumed liabilities

The Company completed two hotel property acquisitions during the six months ended December 31, 2025. The purchase price allocations involve significant estimates regarding the fair values of property and equipment, identifiable intangible assets, contingent consideration, and goodwill. Adjustments to preliminary valuations within the measurement period could materially affect reported amounts. See Note 9.

Goodwill and intangible asset impairment

The Company has recorded goodwill and intangible assets in connection with its business combinations. Declines in projected revenues, changes in market conditions, or other adverse developments could result in impairment charges that may be material.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Derivative liabilities

The Company has outstanding convertible instruments with variable conversion features that require fair value measurement at each reporting date. Changes in the Company’s stock price, volatility assumptions, or other inputs could result in material changes to the reported fair value of these liabilities.

Going concern

As discussed in the Liquidity and Going Concern note, the Company’s ability to continue as a going concern is dependent on obtaining additional financing. The outcome of this uncertainty could materially affect the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities.

Other Risks

The Company’s financial performance may also be affected by broader macroeconomic factors, including inflationary pressures, interest rate fluctuations, labor market constraints, supply chain disruptions, and changes in consumer demand. The Company is also subject to federal, state, and local regulations related to manufacturing and distribution, automation equipment, franchise operations, hotel licensing, labor practices, and financial reporting. Noncompliance could result in fines, penalties, or operational restrictions.

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

DECEMBER 31, 2025

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable and accrued expenses (including related party balances), and certain debt instruments—are recorded at historical cost. As of December 31, 2025 and June 30, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

At December 31, 2025 and June 30, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2025 and June 30, 2025, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

DECEMBER 31, 2025

Receivables sharing similar risk characteristics are evaluated collectively. Amounts determined to be uncollectible are written off against the allowance when collection efforts have been exhausted.

Allowance for expected credit losses was $51,962 and $51,962, at December 31, 2025 and June 30, 2025, respectively.

The following is a summary of the Company’s accounts receivable at December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025

Accounts receivable	$213,053	$98,177
Less: allowance for credit losses	51,962	51,962
Accounts receivable - net	$161,091	$46,215

Bad Debt Expense

For the three and six months ended December 31, 2025 and 2024, bad debt was as follows:

Three Months Ended December 31,
2025	2024
$5,019	$-

Six Months Ended December 31,
2025	2024
$66,177	$48,610

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Continuing Operations

As of December 31, 2025 and June 30, 2025, inventory consisted primarily of:

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

No inventory write-downs or adjustments to LCNRV were recorded during the three and six months ended December 31, 2025 or 2024, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

At December 31, 2025 and June 30, 2025, inventory was as follows:

Classification	December 31, 2025	June 30, 2025
Packaging and supplies	$396,942	$319,491
Food and beverage	40,781	-
Total Inventory	$437,723	$319,491

Included in these amounts were $54,213 and $92,513 of inventory in transit, respectively.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

Impairment Results

For the three and six months ended December 31, 2025 and 2024, respectively, the Company did not record any impairment losses.

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

DECEMBER 31, 2025

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity may be reclassified as liabilities if they no longer meet equity classification criteria. In such cases, they are remeasured at fair value on the date of reclassification, with changes recognized in earnings.

Derivative Liability Balances

As of December 31, 2025 and June 30, 2025, the Company had derivative liabilities of $3,190,262 and $1,102,992, respectively.

Included in these totals are amounts to related parties of $270,610 and $297,227, respectively.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

Discount Rate and Lease Liability Measurement

Since the implicit rate in the leases is not readily determinable, the Company applies an incremental borrowing rate that represents the rate it would incur to borrow on a collateralized basis over a similar term and currency environment.

Lease Impairment

The Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three and six months ended December 31, 2025 and 2024, respectively.

See Note 15.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services transfers to customers, in an amount that reflects the consideration expected to be received. The Company applies the five-step revenue recognition model prescribed by ASC 606, as described below.

Revenue Streams

The Company currently generates revenue primarily from the following three (3) sources:

1.	Foodservice Packaging – Revenues from the wholesale distribution of disposable foodservice packaging products, including both custom-printed and stock paper cups, plastic cups, food containers, bags, and related consumable items. Sales are primarily transacted through the Company’s e-commerce platform and are recognized upon shipment or delivery of goods to the customer, depending on the terms of sale.

2.	Robotics-as-a-Service (RaaS) – Revenues generated under multi-year service arrangements for automation solutions deployed in the foodservice and hospitality industries. These arrangements generally include recurring monthly service fees for the use of robotic systems, together with implementation and integration services, maintenance, and technical support. Revenue is recognized over time as services are rendered in accordance with the terms of each contract.

3.	Hospitality Operations – Revenues derived from the ownership and operation of hotel properties, including room rentals, food and beverage sales, and ancillary guest services such as event hosting, parking, and other amenities. Revenue is recognized at the time the related goods or services are provided to guests.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company has elected to account for shipping and handling activities that occur after the customer obtains control as fulfillment costs rather than as separate performance obligations, in accordance with the practical expedient under ASC 606-10-25-18A. Because sales are exclusively to registered businesses, the Company collects and remits sales taxes where required; sales to businesses are exempt only when valid resale or exemption certificates are obtained.

B. Robotics as a Service

Revenue from Robotics-as-a-Service (“RaaS”) arrangements is recognized over time as services are provided under multi-year customer service agreements, which typically follow an initial pilot and site-preparation period. Contracts generally include a recurring monthly service fee covering access to robotic equipment, automation software, monitoring, and support services. Although agreements are typically multi-year in duration, the related performance obligation is the continuous provision of RaaS services, and revenue is recognized ratably each month as services are delivered.

The Company owns and deploys all robotic equipment, including hardware, software, and related components, which remain the property of the Company throughout the term of the arrangement. Customers do not obtain control over the deployed units. The Company retains physical possession of the equipment, directs how and when the robotic systems perform their designated tasks through proprietary software, determines operational parameters and scheduling, performs all servicing, maintenance, and software updates, and retains the right to substitute units at its discretion without customer approval. Because the customer does not have the right to obtain substantially all of the economic benefits from the equipment or the right to direct its use, management has concluded that these arrangements do not contain a lease component under ASC 842, Leases. Accordingly, the entire arrangement is accounted for under ASC 606, Revenue from Contracts with Customers.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company generally invoices customers monthly in arrears for services rendered. Because the Company has a right to consideration in an amount that corresponds directly with the value of performance completed to date, revenue is measured using the right-to-invoice practical expedient under ASC 606-10-55-18. Contract assets and contract liabilities (deferred revenue) related to RaaS arrangements are not significant.

C. Hospitality Operations

Revenue from hospitality operations is generated primarily from the ownership and management of hotel properties. The Company’s hotel revenues consist of (i) room revenues, (ii) food and beverage revenues, and (iii) other ancillary revenues such as meeting and event space rentals, parking, and miscellaneous guest services.

1.	Room Revenues. Revenue from room rentals is recognized on a daily basis as rooms are occupied, as each night of occupancy represents a distinct performance obligation with control transferring to the guest at the point the room is made available and occupied. Payments are typically due at check-out or are settled by credit card upon completion of the stay. Advance deposits received prior to guest arrival are recorded as contract liabilities (deferred revenue) until the related stay occurs.

2.	Food and Beverage Revenues. Revenue from restaurant, bar, catering, and banquet operations is recognized at the point in time the related goods or services are provided to the guest. In cases where deposits are received for catered events or group bookings, such amounts are recorded as deferred revenue until the event takes place.

3.	Other Ancillary Revenues. Revenue from parking, resort fees, event space rentals, and other guest services is recognized when the service is rendered or the rental period has elapsed.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

As of December 31, 2025 and June 30, 2025, the Company had deferred revenue of $548,398 and $557,725, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following represents the Company’s disaggregation of revenues for the six months ended December 31, 2025 and 2024:

	Six Months Ended December 31,
	2025		2024

	Revenue	% of Revenues	Revenue	% of Revenues
Foodservice Packaging	$734,826	24.72%	$-	0.00%
Robotics as a Service (RaaS)	67,118	2.26%	-	0.00%
Hotels	2,170,112	73.02%	-	0.00%
Total revenues - net	$2,972,056	100.00%	$-	0.00%

Revenue is disaggregated by primary revenue stream, consistent with the Company’s reportable segments and the nature, timing, and uncertainty of revenue recognition described herein.

The Company did not generate revenues from continuing operations during the six months ended December 31, 2024.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

As of December 31, 2025 and June 30, 2025, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations. No interest and penalties were recorded for the six months ended December 31, 2025 and 2024, respectively.

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

DECEMBER 31, 2025

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

Valuation Allowance Determination

At December 31, 2025 and June 30, 2025, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company recognized marketing and advertising costs during the three and six months ended December 31, 2025 and 2024, respectively as follows:

Three Months Ended December 31,
2025	2024

$60,022	$-

Six Months Ended December 31,
2025	2024

$90,052	$-

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

DECEMBER 31, 2025

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

Basic and Diluted Earnings Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share. Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

During all periods presented, the Company reported a net loss. Accordingly, all potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. As a result, diluted net loss per share is equal to basic net loss per share for all periods presented.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Anti-Dilutive Securities

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the six months ended December 31, 2025 and 2024 because their effect would have been anti-dilutive:

	December 31, 2025	December 31, 2024
Convertible debt	161,793,499	123,682,424
Series B, convertible preferred stock (8,366:1)	-	9,750,000
Series C, convertible preferred stock (6,000:1)	256,380,000	579,996,000
Series D, convertible preferred stock (6,000:1)	11,004,000	20,004,000
Warrants	193,651,646	192,038,743
Total common stock equivalents	622,829,145	925,471,167

All financial instruments listed above included as common stock equivalents represent those that are fully vested and exercisable.

Series C Convertible Preferred Stock — Lock-Up Provisions

Certain shares of Series C Convertible Preferred Stock issued as compensation and as acquisition consideration are subject to contractual lock-up provisions that restrict conversion into common stock for a specified period following issuance.

As of December 31, 2025, the Company had 559,489 shares of Series C Convertible Preferred Stock issued and outstanding, convertible into 3,356,934,000 shares of common stock on an as-converted basis at a conversion ratio of 6,000 shares of common stock for each share of Series C Convertible Preferred Stock. Of the total outstanding, 516,759 shares, representing 3,100,554,000 common share equivalents, are subject to contractual lock-up provisions and are not currently eligible for conversion. The lock-up provisions restrict conversion until the Company has completed an uplisting to a senior national stock exchange and effected a reverse stock split such that the Company’s authorized common shares are sufficient to accommodate conversion of all outstanding convertible securities. The remaining 42,730 shares, convertible into 256,380,000 shares of common stock, are currently eligible for conversion.

Because these shares are not currently convertible, they have been excluded from both the anti-dilutive securities table above and the authorized share sufficiency analysis below for all periods in which the lock-up restrictions remain in effect. Upon expiration of the applicable lock-up periods, such shares will be included in the anti-dilutive securities table to the extent the Company continues to report a net loss, or in diluted net loss per share if the Company reports net income.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Convertible Preferred Stock Classification and Authorized Share Sufficiency

Temporary Equity Classification at June 30, 2025

As of June 30, 2025, the Company had 200,000,000 shares of common stock authorized. The total potential common stock equivalents issuable upon conversion or exercise of the Company’s outstanding Series B, Series C, and Series D Convertible Preferred Stock, warrants, and convertible notes payable exceeded the Company’s authorized common shares, resulting in an insufficiency of authorized shares to settle all potential conversions and exercises.

Because certain instruments could not be settled solely in shares, they were not entirely within the Company’s control for share settlement. In accordance with ASC 480-10-S99-3A and ASC 815-40-25, the Company classified its Series B, Series C, and Series D Convertible Preferred Stock as temporary equity (mezzanine equity) in the consolidated balance sheet as of June 30, 2025. These instruments are not redeemable; the temporary equity classification was based solely on the insufficiency of authorized shares to permit full conversion. The Company’s convertible debt was classified as a liability, and its warrants were classified within equity, each in accordance with the relevant accounting guidance.

Increase in Authorized Shares

On October 7, 2025, the Company’s majority voting stockholder approved an increase in the Company’s authorized common stock from 200,000,000 to 900,000,000 shares. The Board of Directors approved the change on the same date. In accordance with SEC Rule 14c-2, the amendment became effective 20 days after the Company mailed a definitive information statement on Schedule 14C to stockholders. The amendment to the Company’s Articles of Incorporation was filed with the Nevada Secretary of State and became effective on November 19, 2025. This change increased only the number of authorized shares and had no impact on the number of shares outstanding or on the rights of existing stockholders.

Resolution of Authorized Share Insufficiency and Reclassification to Permanent Equity

Following the increase in authorized common stock to 900,000,000 shares effective November 19, 2025, management reassessed whether sufficient authorized shares existed to settle all currently convertible or exercisable instruments. Excluding 516,759 shares of Series C Convertible Preferred Stock (convertible into 3,100,554,000 shares of common stock) that are contractually prohibited from conversion under the lock-up provisions described above, the Company’s remaining potential common stock equivalents did not exceed the 900,000,000 authorized shares as of the effective date of the amendment.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Because the condition that gave rise to the temporary equity classification — the insufficiency of authorized common shares — was resolved, the Company reclassified its Series B, Series C, and Series D Convertible Preferred Stock from temporary equity to permanent stockholders’ equity effective November 19, 2025. The reclassification was recorded at the then-existing carrying values, with no gain or loss recognized. The aggregate carrying value reclassified was $106,298,927, which included $11,925,000 attributable to a contingent consideration arrangement payable in Series C Convertible Preferred Stock. Any shares of Series C Convertible Preferred Stock issued or issuable upon resolution of the contingent consideration arrangement are subject to the same contractual lock-up provisions applicable to the outstanding Series C Convertible Preferred Stock and are not eligible for conversion until the Company has completed an uplisting to a senior national stock exchange and effected a reverse stock split such that the Company’s authorized common shares are sufficient to accommodate conversion of all outstanding convertible securities.

Contingent Consideration — Series C Convertible Preferred Stock

In connection with the acquisitions of the Victorville and Rancho Mirage hotel properties, the Company agreed to issue additional shares of Series C Convertible Preferred Stock upon the achievement of certain post-acquisition milestones As of December 31, 2025, the contingencies had not been resolved and no shares had been issued under these arrangements.

In connection with the acquisitions of the Victorville and Rancho Mirage hotel properties, the Company agreed to issue additional shares of Series C Convertible Preferred Stock upon the achievement of certain post-acquisition milestones. The contingent consideration provides for the issuance of up to 41,667 shares related to the Victorville acquisition and up to 20,000 shares related to the Rancho Mirage acquisition, for a combined total of up to 61,667 shares, representing 370,002,000 shares of common stock on an as-converted basis. As of December 31, 2025, no milestones have been achieved and no shares have been issued under these arrangements. Accordingly, the contingent shares have not been included in the authorized share sufficiency analysis. In the event the milestones are achieved and the contingent shares are issued, the Company will reassess authorized share sufficiency at that time, as the 370,002,000 equivalent shares would exceed the Company’s remaining available authorized shares of approximately 63,803,000 as of December 31, 2025.

The contingent consideration was initially measured at fair value in accordance with ASC 805, Business Combinations, and classified as temporary equity due to the authorized share insufficiency described above. The fair value of the contingent consideration as of December 31, 2025 was $11,925,000, comprised of $7,125,000 related to the Victorville acquisition and $4,800,000 related to the Rancho Mirage acquisition. The contingent consideration was reclassified to permanent stockholders’ equity along with the issued preferred stock effective November 19, 2025, as described above.

Contingent consideration classified in stockholders’ equity is not subsequently remeasured; adjustments are recognized only upon resolution of the contingency.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Ongoing Monitoring

The Company will continue to monitor its authorized share capacity relative to total potential common stock equivalents, including upon expiration of the Series C lock-up provisions, the resolution of the contingent consideration arrangements, the issuance of additional convertible instruments, and any changes to outstanding warrants or conversion terms. If at any future date the Company’s total potential common stock equivalents (including previously locked-up Series C shares and any Series C shares issued upon resolution of contingent consideration) exceed its authorized shares, the Company will reassess the equity classification of its convertible preferred stock at that time.

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

DECEMBER 31, 2025

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

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the Company’s consolidated results of operations, stockholders’ equity (deficit), or cash flows.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	December 31, 2025	June 30, 2025	Lives (Years)
Building and Improvements	$17,650,000	-	4 - 30
Land	3,550,000	-	N/A
Furniture, fixtures and equipment	3,627,751	27,751	1 - 5
Machinery and equipment	262,950	209,650	5
Vehicles	20,936	20,936	1.5 - 5
Accumulated Depreciation	(995,740)	(17,513)
Total property and equipment - net	$24,115,897	$240,824

Assets Acquired in Business Combinations

During fiscal years 2025 and 2026, the Company completed several acquisitions in connection with its expansion into robotics and hospitality operations. See Note 9.

Fiscal Year Ended June 30, 2026

On August 27, 2025, and September 30, 2025, the Company acquired Victorville and Rancho Mirage, respectively, obtaining land, buildings and improvements, and furniture and equipment with an aggregate fair value of approximately $24,800,000 as of the respective acquisition dates.

Fiscal Year Ended June 30, 2025

On March 31, 2025, the Company acquired SWC and Skytech, obtaining property and equipment with an aggregate fair value of approximately $59,000 as of the acquisition date.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Depreciation and amortization expense for the three and six months ended December 31, 2025 and 2024 were as follows:

Three Months Ended December 31,
2025	2024

$799,014	-

Six Months Ended December 31,
2025	2024

$1,184,019	$-

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Accounts payable and accrued liabilities were as follows:

	December 31, 2025	June 30, 2025
Accounts payable	$4,077,271	$1,941,068
Accrued liabilities	569,725	-
Accrued interest payable	430,186	1,215,190
Total accounts payable and accrued liabilities	$5,077,182	$3,156,258

	December 31, 2025	June 30, 2025
Accrued liabilities	$2,185,113	$95,750
Accrued director fees	106,650	117,150
Accrued bonuses	37,715	110,000
Total accounts payable and accrued liabilities - related parties	$2,329,478	$322,900

Note 5 – Debt

The following table summarizes the Company’s outstanding debt obligations as of December 31, 2025 and June 30, 2025:

	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	Conversion Price	Debt Type
Loan #1	September 22, 2022	February 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #2	September 22, 2022	February 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #3	February 28, 2023	February 28, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #4	March 24, 2023	March 24, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #5	April 17, 2023	April 17, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #6	June 1, 2023	June 1, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #7	October 5, 2023	October 5, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #8	November 17, 2023	November 17, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #9	December 6, 2023	December 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #10	January 24, 2024	January 24, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #11	March 13, 2024	March 13, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #12	May 5, 2024	May 5, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #13	September 24, 2024	September 24, 2025	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #14	February 19, 2025	February 19, 2026	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #15	March 13, 2025	March 13, 2027	15.00%	24.00%	All Assets	No	$0.0330	Convertible Notes Payable
Loan #16	June 29, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.0330	Convertible Notes Payable
Loan #17	August 28, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.0330	Convertible Notes Payable
Loan #18	January 23, 2025	August 31, 2025	17.50%	4.5%/month	Unsecured	No	$-	Notes Payable
Loan #19	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	Yes	$0.0325	Convertible Notes Payable - Related Party
Loan #20	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0325	Convertible Notes Payable
Loan #21	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0325	Convertible Notes Payable
Loan #22	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0325	Convertible Notes Payable
Loan #23	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0325	Convertible Notes Payable
Loan #24	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0325	Convertible Notes Payable
Loan #25	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0325	Convertible Notes Payable
Loan #26	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicles	No	$-	Notes Payable - Vehicles
Loan #27	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicles	No	$-	Notes Payable - Vehicles
Loan #28	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	Yes	$0.0325	Convertible Notes Payable - Related Party
Loan #29	June 15, 2018	June 21, 2024	18.00%	18.00%	Unsecured	No	$-	Notes Payable
Loan #30	April 18, 2025	April 18, 2026	15.00%	15.00%	Unsecured	No	$-	Notes Payable
Loan #31	June 15, 2025	June 15, 2026	15.00%	15.00%	Unsecured	No	$-	Notes Payable
Loan #32	July 14, 2025	July 14, 2026	15.00%	15.00%	Unsecured	No	$-	Notes Payable
Loan #33	August 25, 2025	August 25, 2026	15.00%	15.00%	Unsecured	No	$-	Notes Payable
Loan #34	June 6, 2022	June 6, 2029	5.00%	0.00%	Building/Hotel	No	$-	Mortgage Notes Payable
Loan #35	June 6, 2022	June 6, 2029	5.00%	0.00%	Building/Hotel	No	$-	Mortgage Notes Payable
Loan #36	November 15, 2023	October 1, 2025	1.00%	1.00%	Building/Hotel	No	$-	Notes Payable
Loan #37	April 15, 2025	April 15, 2026	15.00%	15.00%	All Assets	No	$-	Notes Payable
Loan #38	May 22, 2025	May 22, 2026	15.00%	15.00%	All Assets	No	$-	Notes Payable
Loan #39	October 8, 2025	October 8, 2026	15.00%	24.00%	All Assets	No	$0.0412	Convertible Notes Payable

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Loans #1-#13, and #20 are in default.

Convertible Notes Payable

The following represents a summary of the Company’s convertible notes payable at December 31, 2025 and June 30, 2025:

June 30, 2024	$3,442,987
Advances	1,104,000
Debt Discount	(674,922)
Amortization of debt discount	278,382
Conversions of debt to equity	(36,425)
Non-cash increase of principal	73,750
Debt acquired in acquisition - SWC	530,572
June 30, 2025	4,718,344
Advances	2,270,000
Debt Discount	(2,270,000)
Amortization of debt discount	722,937
Conversions of debt to equity	(443,454)
December 31, 2025	$4,997,827

The following represents a detail of the Company’s convertible notes payable at December 31, 2025 and June 30, 2025:

	Lender #1	Lender #2	Various
	Notes #1 - #15 and #39	Notes #16 - #17	Notes #20 - #25	Total

Date of Note	Sep 22, 2022 - Oct 8, 2025	June 29, 2023 - August 28, 2023	September 4, 2024
Maturity Date of Note	Sep 22, 2023 - Mar 13, 2027	November 1, 2025	September 4, 2027
Interest Rate	15%	15%	15%
Default Interest Rate	24%	16%	15%
Conversion Rate	$0.033 - $0.041	$0.033	$0.0325 *
Equivalent Shares	143,179,316	-	4,969,477	148,148,793
In-Default	$3,661,643	$-	$-	$3,661,643
Collateral	All Assets	Unsecured	Unsecured

June 30, 2025	$4,489,683	$174,825	$53,836	$4,718,344
Proceeds	2,270,000	-	-	2,270,000
Debt discount	(2,270,000)	-	-	(2,270,000)
Conversion to common stock	(268,629)	(174,825)	-	(443,454)
Amortization of debt discount	615,266	-	107,671	722,937
December 31, 2025	4,836,320	-	161,507	4,997,827
Less: short term	4,422,515	-	-	4,422,515
Long term	$413,805	$-	$161,507	$575,312

June 30, 2024	$3,305,487	$137,500	$-	$3,442,987
Proceeds	1,104,000	-	-	1,104,000
Debt acquired - SWC	-	-	530,572	530,572
Debt discount	(144,350)	-	(530,572)	(674,922)
Amortization of debt discount	224,546	-	53,836	278,382
Non-cash increase of debt	-	73,750	-	73,750
Conversion to common stock	-	(36,425)	-	(36,425)
June 30, 2025	4,489,683	174,825	53,836	4,718,344
Less: short term	4,096,278	174,825	-	4,271,103
Long term	$393,405	$-	$53,836	$447,241

*	These convertible notes convert at a 35% discount to the lowest market price during the prior 20 days. Due to this variable conversion feature, the notes are classified as derivative liabilities under ASC 815-40.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Six Months Ended December 31, 2025

Convertible Note Payable

On October 8, 2025, the Company entered into a Securities Purchase Agreement and issued a senior secured convertible note with a principal amount of $2,270,000 for net proceeds of $1,929,500, reflecting an original issue discount of $340,500. The note bears interest at 15% per annum (24% upon default), matures on October 8, 2026, and is secured by a first-priority lien on substantially all assets of the Company. The interest rate decreases to 5% per annum during periods when the Company’s common stock is listed for trading on a national securities exchange. The original issue discount increases by 3% of the total outstanding balance on each anniversary of the issuance date until the note is no longer outstanding.

The note is convertible into shares of the Company’s common stock at the lower of (i) a fixed conversion price of $0.033 per share or (ii) 80% of the lowest volume-weighted average price during the five trading days prior to conversion. Because the conversion price contains a variable component that can result in settlement in a variable number of shares, the Company determined that the embedded conversion feature requires bifurcation from the host debt instrument as a derivative liability.

At the issuance date, the Company measured the bifurcated conversion feature at a fair value of $2,825,257. The resulting debt discount, together with the original issue discount of $340,500, was limited to the face amount of the note of $2,270,000. The excess of the derivative fair value over the net proceeds of $895,757 was recognized as a charge to derivative expense during the six months ended December 31, 2025. The aggregate debt discount of $2,270,000 is being amortized to interest expense over the one-year term of the note using the effective interest method.

The derivative liability is remeasured at fair value at each reporting date, with changes recognized in the consolidated statements of operations as a component of other income (expense) — net.

See Notes 11 and 12.

Fiscal Year Ended June 30, 2025

Convertible Notes Payable — Settlement of SWC Vendor Obligations

In connection with the acquisition of SWC Group Inc. on March 31, 2025, the Company entered into settlement agreements with certain former vendors and creditors of SWC. Under these agreements, SWC’s outstanding trade payable obligations were extinguished and replaced with new convertible promissory notes issued by the Company to the respective creditors.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The notes have an aggregate face value of $759,777, of which $530,572 was issued to third parties and $229,205 was issued to related parties (see related party convertible notes discussion below). The notes bear interest at 15% per annum (15% default rate), mature on September 4, 2027, and are unsecured.

Each note contained a conversion feature, conditional upon completion of the SWC merger, permitting the holder to convert outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 20 trading days preceding the conversion date. The conversion features became exercisable upon the closing of the acquisition on March 31, 2025. Because the conversion price is variable and can result in settlement in a variable number of shares, the Company determined that the embedded conversion features require bifurcation from the host debt instruments as derivative liabilities.

At the issuance date, the Company measured the bifurcated conversion features at an aggregate fair value of $1,413,568, of which $987,131 related to third-party notes and $426,437 related to related party notes.

The resulting debt discounts were limited to the face amounts of the respective notes, resulting in aggregate debt discounts of $759,777. The excess of the derivative fair value over the aggregate face amounts of $653,791, consisting of $456,559 attributable to third-party notes and $197,232 attributable to related party notes, was recognized as a charge to derivative expense during the year ended June 30, 2025.

The debt discounts are being amortized to interest expense over the remaining terms of the notes.

The derivative liabilities are remeasured at fair value at each reporting date, with changes recognized in the consolidated statements of operations as a component of other income (expense) - net.

See Notes 11 and 12.

Loans #16/#17 – Amendments

On July 23, 2024, the Company amended the terms of these notes to remove the right to adjust the conversion price. In exchange, the Company increased the amount due under the notes by 10%, and issue 1,667 shares of Series D, convertible preferred stock.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

In April 2025, the maturity date of the notes was extended from April 2025 to November 1, 2025. No additional consideration was paid in connection with the extensions.

The Company evaluated the terms of the modification and concluded that the changes did not result in a substantially different instrument. As a result, the modification was accounted for as a continuation of the existing debt arrangement, with no gain or loss recognized and no impact on the consolidated financial statements.

Debt Conversions

Six Months Ended December 31, 2025

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

In September 2025, the Company issued 7,000,000 shares of common stock in connection with the partial settlement of principal and related outstanding accrued interest on loan #1 of $219,231 and $10,019, respectively, and additional fees of $1,750 for a total conversion of $231,000. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033/share. Accordingly, no gain or loss was recorded upon debt conversion.

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

DECEMBER 31, 2025

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

This note was fully settled upon completion of these conversions.

Loan #17

In October 2025, the Company issued 4,285,994 shares of common stock in connection with the settlement of outstanding amounts due to a single lender under loan #17, consisting of principal of $102,600, accrued interest of $33,587, and fees of $5,250, for a total conversion amount of $141,437. Pursuant to the debt agreement, the shares were converted at a fixed rate of $0.033 per share. Accordingly, no gain or loss was recorded upon debt conversion, and the note was fully settled upon completion of these conversions.

Fiscal Year Ended June 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Debt Extinguishments

The Company accounted for these debt conversions as debt extinguishments. As the fair value of the equity issued equaled the carrying value of the extinguished debt, no gain or loss was recognized upon conversion.

Notes Payable

The following represents a summary of the Company’s notes payable at December 31, 2025 and June 30, 2025:

June 30, 2024	$-
Proceeds	1,547,000
Repayments	(23,988)
Debt acquired in acquisition	67,262
June 30, 2025	1,590,274
Repayments	(15,722)
Debt acquired in acquisition - net - Victorville	3,224,000
Debt acquired in acquisition - net - Rancho Mirage	1,700,000
Settlement of pre-existing debt of target acquisition	(1,547,000)
Amortization of debt discount	144,666
December 31, 2025	$5,096,218

The following represents a detail of the Company’s notes payable at December 31, 2025 and June 30, 2025:

	Loans #26 and #27	Various Loans#18, #29, #30 and #31	Acquired Debt Loan #36	Acquired Debt Loan #37	Acquired Debt Loan #38	Total

Date of Note	September 10, 2021	June 15, 2018 - June 15, 2025	November 15, 2023	April 15, 2025	May 22, 2025
Maturity Date of Note	September 10, 2026	June 21, 2024 - June 15, 2026	Demand	April 15, 2026	May 22, 2026
Interest Rate	8.99%	15.00% - 18.00%	1.00%	15.00%	15.00%
Default Interest Rate	20.00%	15.00% - 18.00%*	1.00%	15.00%	15.00%
In-Default	$-	$20,000	$-	$-	$-	$20,000
Collateral	Vehicle	Unsecured	Building/Hotel	All Assets	All Assets

June 30, 2025	$14,024	$1,576,250	$-	$-	$-	$1,590,274
Settlement of pre-existing debt of target acquisition	-	(1,547,000)	-	-	-	(1,547,000)
Debt acquired in acquisition - Victorville	-	-	-	1,140,000	2,335,000	3,475,000
Debt discount	-	-	-	(66,500)	(184,784)	(251,284)
Debt acquired in acquisition - Rancho Mirage	-	-	1,700,000	-	-	1,700,000
Amortization of debt discount	-	-	-	47,500	97,290	144,790
Repayments	(6,312)	(9,250)	-	-	-	(15,562)
December 31, 2025	7,712	20,000	1,700,000	1,121,000	2,247,506	5,096,218
Less: short term	7,712	20,000	1,700,000	1,121,000	2,247,506	5,096,218
Long term	$-	$-	$-	$-	$-	$-

June 30, 2024	$-	$-	$-	$-	$-	$-
Proceeds	-	1,547,000	-	-	-	1,547,000
Debt acquired in acquisition - SWC	17,262	50,000	-	-	-	67,262
Repayments	(3,238)	(20,750)	-	-	-	(23,988)
June 30, 2025	14,024	1,576,250	-	-	-	1,590,274
Less: short term	-	1,576,250	-	-	-	1,576,250
Long term	$14,024	$-	$-	$-	$-	$14,024

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Loans #30/#31

Notes Payable – Victorville Hotel Acquisition

During April and June 2025, the Company entered into two loan agreements with the seller of the Victorville hotel property. Under these agreements, the seller advanced the Company an aggregate of $1,547,000 for working capital purposes. The loans were unsecured and bore interest at 15% per annum. Pursuant to the loan terms, if the acquisition did not close, the loans would have become payable one year from their respective commitment dates. If the acquisition closed, the outstanding principal and accrued interest would be forgiven in full.

The Victorville acquisition closed on August 27, 2025, and the aggregate balance of $1,547,000, together with accrued interest, was eliminated in consolidation as an intercompany amount upon the seller becoming a wholly owned subsidiary of the Company. Accordingly, these balances are not reflected in the notes payable schedule as of December 31, 2025.

Convertible Notes Payable – Related Parties

The following represents a summary of the Company’s convertible notes payable – related parties at December 31, 2025 and June 30, 2025:

$-
Debt acquired in acquisition - SWC	229,204
Debt Discount	(229,204)
Amortization of debt discount	53,639
Repayments	(33,490)
June 30, 2025	20,149
Amortization of debt discount	39,513
December 31, 2025	$59,662

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following represents a detail of the Company’s convertible notes payable – related parties at December 31, 2025 and June 30, 2025:

	Loan #19		Loan #28		Total

Holder	Chief Executive Officer		Chief Revenue Officer
			Board Director
Date of Note	September 4, 2024		September 4, 2024
Maturity Date of Note	September 4, 2027		September 4, 2027
Interest Rate	15.00%		15.00%
Conversion Rate	$0.0325	*	$0.0325	*
Equivalent Shares	1,376,338		459,415		1,835,754
In-Default	$-		$-		$-
Collateral	Unsecured		Unsecured

*	These convertible notes are convertible at a discount, equal to 65% of the lowest market price over the preceding 20 days.

June 30, 2025	$15,172	$4,977	$20,149
Amortization of debt discount	29,559	9,954	39,513
December 31, 2025	44,731	14,931	59,662
Less: short term	-	-	-
Long term	$44,731	$14,931	$59,662

June 30, 2024	$-	$-	$-
Debt acquired in acquisition - SWC	180,154	49,050	229,204
Debt discount	(180,154)	(49,050)	(229,204)
Amortization of debt discount	48,662	4,977	53,639
Repayments	(33,490)	-	(33,490)
June 30, 2025	15,172	4,977	20,149
Less: short term	-	-	-
Long term	$15,172	$4,977	$20,149

The following represents a summary of the Company’s mortgage notes payable at December 31, 2025 and June 30, 2025:

June 30, 2025	$-
Debt acquired in acquisition - Victorville	9,492,000
Debt acquired in acquisition - Rancho Mirage	9,992,000
Repayments	(92,527)
December 31, 2025	$19,391,473

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

During the fiscal year ended June 30, 2026, the Company completed the acquisitions of two hotel properties located in Victorville, California and Rancho Mirage, California. In connection with these acquisitions, the Company assumed existing mortgage indebtedness secured by the respective properties.

The assumed mortgage notes were recorded at their estimated fair values as of the respective acquisition dates in accordance with ASC 805. The fair value measurements reflected market-based assumptions regarding interest rates and credit spreads for comparable debt instruments at the time of each acquisition.

The Victorville acquisition resulted in the recognition of an assumed mortgage note with an acquisition-date fair value of $9,492,000, and the Rancho Mirage acquisition resulted in the recognition of an assumed mortgage note with an acquisition-date fair value of $9,992,000.

The assumed mortgage notes are secured by the respective hotel properties and contain customary covenants and repayment terms.

See Note 9.

The following table presents a detail of the Company’s mortgage notes payable at December 31, 2025 and June 30, 2025:

	Loan #34		Loan #35		Total

Property Name	Victorville		Rancho Mirage
Date of Note	June 6, 2022		June 6, 2022
Maturity Date of Note	June 6, 2029		June 6, 2029
Interest Rate	7.50	%*	7.50	%*
In-Default	$-		$-		$-
Collateral	Property		Property

*	The interest rate was fixed at 5% for the period June 2022 - June 2025. Subsequently, the interest rate is variable, equal to Wall Street Journal prime rate plus 0.25%

June 30, 2025	$-		$-
Debt acquired in acquisition	9,492,000	9,992,000	19,484,000
Repayments	(45,692)	(46,835)	(92,527)
December 31, 2025	9,446,308	9,945,165	19,391,473
Less: short term	203,337	182,055	385,392
Long term	$9,242,971	$9,763,110	$19,006,081

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ended June 30,	Convertible Notes Payable	Convertible Notes Payable - Related Parties	Notes Payable	Mortgage Notes Payable	Total

2026 (6 months)	$3,862,789	$-	$5,088,506	$194,972	$9,146,267
2027	973,530	-	7,712	399,430	1,380,672
2028	161,508	59,662		425,532	646,702
2029	-	-	-	18,371,539	18,371,539
Total	$4,997,827	$59,662	$5,096,218	$19,391,473	$29,545,180

Note 6 – Fair Value of Financial Instruments

The Company’s fair value measurement policies, including the three-level hierarchy framework under ASC 820, are described in Note 2. The Company’s mortgage notes payable were recorded at estimated fair value upon acquisition in accordance with ASC 805 and are subsequently carried at amortized cost. The Company believes the carrying amounts approximate fair value as of December 31, 2025 based on the variable interest rate terms of the underlying instruments. See Note 12 for the Company’s recurring fair value measurements of derivative liabilities.

Note 7 – Commitments and Contingencies

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of December 31, 2025, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 8 – Temporary Equity and Stockholders’ Equity (Deficit)

As of December 31, 2025, the Company had six (6) classes of stock, detailed as follows:

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

Series A, Preferred Stock – Related Party

●	Designated Shares: 1,000
●	Issued & Outstanding: 1,000 shares as of December 31, 2025 and June 30, 2025, respectively. All shares are owned by the Company’s Chief Executive Officer.
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: None
●	Dividend Provisions: None
●	Voting Rights: Equal to the number of votes on an as converted basis of all other classes of securities plus one (1)
●	Liquidation Preference: None
●	Redemption Rights: None

Series B, Convertible Preferred Stock

●	Designated Shares: 5,000
●	Issued & Outstanding: 0 and 1,950 shares as of December 31, 2025 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

●	Conversion Terms: convertible into 5,000 shares of common stock and 5,000 warrants with an exercise price of $0.033/share.
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series B Convertible Preferred Stock and the related warrants do not meet the definition of derivative liabilities because they contain fixed conversion terms and do not include any variable equity conversion features or other contingent provisions requiring derivative accounting.

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

During the six months ended December 31, 2025 and the year ended June 30, 2025, the Company recorded additional deemed dividends of $0 and $11,566, respectively.

Conversion of Series B, Convertible Preferred Stock

Effective October 28, 2025, the Company amended the conversion ratio applicable to its Series B Convertible Preferred Stock from 5,000:1 to 8,366:1, eliminating the previously issuable cashless-exercise warrants. Using the revised conversion ratio, the Company converted all 1,950 outstanding shares of Series B Preferred Stock into 16,313,700 shares of common stock on November 12, 2025.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company evaluated the modification under ASC 470-20-40 and ASC 260-10-S99-2 by comparing the fair value of the securities issued under the modified terms to the fair value of the securities that would have been issuable under the original terms, measured at the conversion date. The fair value of the warrants foregone was estimated using the Black-Scholes option pricing model. Based on this analysis, the fair value of the consideration under the modified terms did not exceed the fair value under the original terms, and accordingly, no deemed dividend was recognized.

As the Series B Preferred Stock was equity-classified, the conversion was accounted for as a reclassification within stockholders’ equity with no income statement impact. Following the conversion, no shares of Series B Preferred Stock remain outstanding.

Series C, Convertible Preferred Stock

●	Designated Shares: 800,000
●	Issued & Outstanding: 559,489 and 145,966 shares as of December 31, 2025 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Rank junior to Series B, convertible preferred stock
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series C Convertible Preferred Stock does not meet the definition of a derivative liability because it does not contain any variable equity conversion features or other contingent provisions that would require derivative accounting.

Increase in Authorized Shares for Designation

The original Certificate of Designation authorized 500,000 shares. On December 3, 2025, the Company filed a Certificate of Amendment to Designation with the Nevada Secretary of State increasing the number of designated shares from 500,000 to 800,000 to accommodate the issuance of additional shares as acquisition consideration and compensation.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Lock-Up Provisions

Certain shares of Series C Convertible Preferred Stock issued as compensation and as acquisition consideration are subject to contractual lock-up provisions that restrict conversion into common stock for a specified period following issuance.

As of December 31, 2025, of the 559,489 shares of Series C Convertible Preferred Stock issued and outstanding, 516,759 shares are subject to contractual lock-up provisions and are not currently eligible for conversion, representing 3,100,554,000 restricted common share equivalents. Only 42,730 shares, convertible into 256,380,000 shares of common stock, are currently eligible for conversion.

Because the locked-up shares cannot currently be converted, they have been excluded from the Company’s authorized share sufficiency analysis. See Note 2 (Basic and Diluted Net Loss Per Share — Convertible Preferred Stock Classification) for the Company’s assessment of authorized share sufficiency and the reclassification from temporary equity to permanent stockholders’ equity effective November 19, 2025.

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

In accordance with ASC 805, Business Combinations, the Series C shares issued in connection with the VV and RM acquisitions were measured at their estimated fair values of $39,000,000, (excluding potential contingent consideration of an additional $7,125,000) and $42,280,000 (excluding potential contingent consideration of an additional $4,800,000), respectively, as of the applicable acquisition dates. These fair value amounts have been included in the preliminary purchase price allocations and will be updated, if necessary, during the measurement period as additional information becomes available.

See Note 9.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Stock Issued for Services

On October 22, 2025, the Company issued 589 shares of Series C Convertible Preferred Stock to a consultant for services rendered. The fair value of the Series C shares was based on the quoted closing trading price of $0.08/share. Applying the 6,000:1 conversion ratio, the grant equates to 3,534,000 common shares on an as-converted basis, resulting in a total fair value of $282,720.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Unvested Series C, Convertible Preferred Stock – Compensation

		Weighted Average
	Number of	Gant Date
Non-Vested Shares	Shares	Fair Value
June 30, 2024	-	$-
Granted	94,250	0.0068
Vested	(37,300)	0.0068
Cancelled/Forfeited	-	-
June 30, 2025	56,950	$0.0068
Granted	-
Vested	(20,100)
Cancelled/Forfeited	-
December 31, 2025	36,850	$0.0068

Unrecognized compensation	$1,503,480

Weighted average remaining period (years)	0.92

During the three and six months ended December 31, 2025 and 2024, respectively, the Company recognized $410,040 and $820,080 of compensation expense related to vesting.

Shares Issued in Acquisitions

On March 31, 2025, the Company completed the acquisitions of SWC and TechForce. In connection with these transactions, the Company issued 83,333 and 10,000 shares of Series C Convertible Preferred Stock, respectively, as part of the purchase consideration.

See Note 9 for additional information regarding these acquisitions.

Contingent Performance-Based Equity Awards — TechForce Acquisition

In connection with the TechForce acquisition, certain additional shares of Series C Convertible Preferred Stock may be issued to the sellers contingent upon achieving specified revenue and EBITDA milestones.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

These awards are structured as compensation for post-combination services and are not part of the purchase consideration under ASC 805, Business Combinations. Accordingly, related expense will be recognized in the Company’s consolidated statement of operations in accordance with ASC 718, Compensation — Stock Compensation, based on the probability of achieving the specified performance conditions.

Each award is to be granted once upon achievement, is independent and cumulative, and is to be measured based on a 30-day volume-weighted average price of the Company’s common stock as of the applicable measurement date.

Contingent Compensation Related to the Skytech Acquisition

In connection with the Skytech acquisition, certain additional equity awards may be issued to the sellers contingent upon achieving specified revenue and/or EBITDA milestones. These awards are structured as compensation for post-combination services and are not considered part of the purchase price under ASC 805, Business Combinations. Accordingly, any related expense will be recognized in the Company’s consolidated statement of operations in accordance with ASC 718, Compensation – Stock Compensation, based on the probability of achieving the specified performance conditions.

Each award is to be granted once upon achievement, is independent and cumulative, and is to be measured based on a 30-day volume-weighted average price of the Company’s common stock as of the applicable measurement date

Revenue-Based Equity Awards

The sellers are eligible to receive shares of Series C Convertible Preferred Stock with an aggregate maximum value of $35,000,000 based on the following Company revenue milestones:

Company Revenue	Restricted Stock Award (% of equity)

$50,000,000	3.0%
$100,000,000	3.5%
$150,000,000	4.0%
$200,000,000	4.5%
$300,000,000	5.0%

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

EBITDA-Based Equity Awards

The sellers are eligible to receive additional shares of Series C Convertible Preferred Stock with an aggregate maximum value of $18,110,000 based on the following Company EBITDA milestones:

Company EBITDA	Restricted Stock Award (% of equity)
$1,000,000	2%
$3,000,000	3%
$5,000,000	4%
$10,000,000	5%
$20,000,000	6%
$30,000,000	7%
$50,000,000	8%
$100,000,000	10%

Awards are allocated pro rata among eligible recipients and are subject to continued service through each measurement date. The Series C shares issued upon achievement of milestones are subject to the same lock-up restrictions described below. As of December 31, 2025, none of the revenue or EBITDA milestones have been achieved and no awards have been issued.

Lock-Up Restrictions

Pursuant to the TechForce acquisition agreement, each seller is subject to a lock-up period restricting the sale, transfer, pledge, or other disposition of any equity securities received in connection with the transaction for a period of six months (6) following the closing date. During this period, sellers are prohibited from transferring or encumbering such securities, except in limited circumstances where transferees agree to be bound by the same restrictions. The lock-up may be terminated earlier at the sole discretion of the Company.

Seniority of Series B Convertible Preferred Stock

Under the original Certificate of Designation, the Series C Convertible Preferred Stock ranked junior to the Company’s Series B Convertible Preferred Stock with respect to liquidation preference. In October 2025, all outstanding shares of Series B Preferred Stock were converted into common stock (see Series B Convertible Preferred Stock above), and the subordination is no longer applicable.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Series D, Convertible Preferred Stock

●	Designated Shares: 100,000
●	Issued & Outstanding: 1,834 and 3,334 shares as of December 31, 2025 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None

Under the original Certificate of Designation, the Series D Convertible Preferred Stock ranked junior to the Company’s Series B Convertible Preferred Stock with respect to liquidation preference. In October 2025, all outstanding shares of Series B Preferred Stock were converted into common stock (see Series B Convertible Preferred Stock above), and the subordination is no longer applicable.

Series D, Convertible Preferred Stock Transactions for the Year Ended June 30, 2026

In December 2025, the Company issued 9,000,000 shares of common stock upon the conversion of 1,500 shares of Series D Convertible Preferred Stock at the 6,000:1 conversion ratio. The transaction was accounted for as a reclassification within stockholders’ equity at the par value of the shares issued and received, with no impact to the total stockholders’ equity.

Series D, Convertible Preferred Stock Transactions for the Year Ended June 30, 2025

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

See Note 5 for additional discussion regarding debt and related calculation of loss on debt extinguishment.

Common Stock

●	Authorized Shares: 900,000,000
●	Issued & Outstanding:

○	213,367,889 shares as of December 31, 2025
○	136,961,021 shares as of June 30, 2025

●	Par Value: $0.001 per share
●	Voting Rights: 1 vote per share

Equity Transactions for the Year Ended June 30, 2026

Stock Issued for Cash

The Company issued 22,360,575 shares of common stock in several private placements for $894,423 ($0.04/share).

Common Stock Issued in connection with Conversion of Convertible Notes Payable and Related Accrued Interest Payable

The Company issued an aggregate of 26,266,895 shares of common stock to certain convertible debt holders upon conversion of their outstanding notes and related accrued interest payable. The shares had a total fair value of $866,807 (approximately $0.033 per share), determined in accordance with the conversion terms set forth in the underlying note agreement. See Note 5 for additional information.

Equity Transactions for the Year Ended June 30, 2025

Stock Issued for Services

The Company issued 50,000 shares of common stock to consultants for services rendered, having a fair value of $995 ($0.0199/share), based upon the quoted closing trading price.

Common Stock Issued in connection with Conversion of Convertible Notes Payable and Related Accrued Interest Payable

The Company issued an aggregate of 8,003,164 shares of common stock to certain convertible debt holders upon conversion of their outstanding notes and related accrued interest payable. The shares had a total fair value of $264,120 (approximately $0.033 per share), determined in accordance with the conversion terms set forth in the underlying note agreement. See Note 5 for additional information.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants

Warrant activity for the six months ended December 31, 2025 and the year ended June 30, 2025 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Exercisable - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Granted	2,068,869	$0.10
Exercised	-
Cancelled/Forfeited	(1,871,800)	$0.16
Outstanding - June 30, 2025	191,996,343	$0.05	2.21	$-
Exercisable - June 30, 2025	191,996,343	$0.05	2.21	$-
Granted	6,000,000	$0.10
Exercised	(3,844,697)	$0.03
Cancelled/Forfeited	(500,000)	$0.50
Outstanding - December 31, 2025	193,651,646	$0.05	1.80	$2,570,156
Exercisable - December 31, 2025	193,651,646	$0.05	1.80	$2,570,156

Common Stock Issued Upon Cashless Exercise of Warrants

During the six months ended December 31, 2025, holders exercised 3,844,697 warrants on a cashless basis, resulting in the issuance of 2,465,698 shares of common stock. The transaction was accounted for as a reclassification within stockholders’ equity at par value, with no impact to total stockholders’ equity.

Warrants Issued as Deferred Offering Costs

On October 8, 2025, the Company entered into an Equity Purchase Agreement with a material debt lender, allowing the Company to sell up to $25,000,000 of common stock at its discretion over a 24-month period. In connection with the agreement, the Company issued a warrant to purchase 6,000,000 shares of common stock at an exercise price of $0.10 per share. The warrant is immediately exercisable and expires five years from the date of issuance.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The fair value of the warrant was estimated at $258,723 using the Black-Scholes option pricing model with the following assumptions:

Stock price	$0.05
Exercise price	$0.10
Expected term (years)	5
Expected volatility	183%
Expected dividends	0%
Risk free interest rate	3.72%

The fair value was recorded as a deferred offering cost and is included in prepaid expenses and other current assets in the consolidated balance sheets. The deferred offering cost will be charged against the proceeds of future equity sales under the agreement on a pro rata basis. As of December 31, 2025, no sales had been made under the agreement and the deferred offering cost of $258,723 remained unamortized.

Note 9 – Acquisitions and Unaudited Pro-Forma Financial Information

Fiscal Year Ended June 30, 2026

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

Purchase Consideration

As consideration, the Company issued 216,667 shares of its Series C Convertible Preferred Stock, having an estimated fair value of $39,000,000, based on the as-converted value of the underlying common shares using the $0.03 closing stock price on the acquisition date.

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

DECEMBER 31, 2025

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

Consistent with the valuation methodology applied to the equity consideration issued at closing, the Earnout Shares and any additional shares issuable under the purchase price adjustment provisions were measured at fair value ($7,125,000) based on the as-converted value of the underlying common stock using the $0.03 closing stock price on the August 27, 2025 acquisition date.

In accordance with ASC 805, the contingent consideration was classified in stockholders’ equity at its estimated fair value as part of the preliminary purchase price allocation. Contingent consideration classified in stockholders’ equity is not subsequently remeasured; adjustments are recognized only upon resolution of the contingency.

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

DECEMBER 31, 2025

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

Measurement Period

The Company expects to finalize the purchase price allocation no later than August 27, 2026, which represents the end of the one-year measurement period permitted under ASC 805. During this period, provisional amounts may be adjusted retrospectively if new information becomes available about facts and circumstances that existed at the acquisition date.

The Company expects to recognize goodwill primarily attributable to anticipated synergies, enhanced automation capabilities, and future economic benefits that do not qualify for separate recognition. The goodwill is expected to be non-deductible for tax purposes.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Supplemental Pro-Forma Information (Unaudited)

The following unaudited pro forma information gives effect to the acquisition as though it had occurred on July 1, 2024, the beginning of the comparable prior annual reporting period. This information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that date. The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the acquisition.

	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024

Revenues - net	$2,000,102	$1,836,724

Net loss	$(7,425,692)	$(2,150,950)

Loss per share - basic	$(0.05)	$(0.02)

Loss per share - diluted	$(0.05)	$(0.02)

Weighted average number of shares - basic	162,793,612	128,939,201

Weighted average number of shares - diluted	162,793,612	128,939,201

Acquisition of Rancho Mirage

Overview and Date of Acquisition

On September 30, 2025, the Company completed the acquisition of Mountain Treasure Holdings, LLC (“Rancho Mirage”), a Delaware limited liability company that owns and operates the Hilton Garden Inn Palm Springs – Ranch Mirage, a 120-room hotel located at 71700 Highway 111, Ranch Mirage, California (the “Property”). Under the transaction, the Company acquired 100% of the issued and outstanding membership interests, and Ranch Mirage became a wholly owned subsidiary of the Company upon closing.

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

DECEMBER 31, 2025

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

In accordance with ASC 805, the contingent consideration was classified in stockholders’ equity at its estimated fair value as part of the preliminary purchase price allocation. Contingent consideration classified in stockholders’ equity is not subsequently remeasured; adjustments are recognized only upon resolution of the contingency.

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

DECEMBER 31, 2025

Preliminary Purchase Price Allocation

The following table summarizes the preliminary estimate of the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date. Amounts have been rounded for purposes of the preliminary purchase price allocation (“PPA”). The estimated fair values were derived from an independent third-party valuation report, as follows:

Consideration
Series C - convertible preferred stock - 176,167 shares	$42,280,000
Series C - contingent consideration - 20,000 shares	4,800,000
Fair value of consideration transferred	$47,080,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	968,000
Accounts receivable	11,000
Prepaids and other	7,000
Inventory	7,000
Land	2,800,000
Property and equipment - net	12,000,000
Total assets acquired	15,793,000

Accounts payable and accrued expenses	2,386,000
Accounts payable and accrued expenses - related party	240,000
Deferred revenue/customer deposits	12,000
Notes payable	1,700,000
Mortgage note payable	9,992,000
Total liabilities assumed	14,330,000

Total identifiable net assets assumed	1,463,000

Allocation required for identifiable intangible assets and goodwill	45,617,000

Intangible asset (liquor license)	20,000
Intangible asset (franchise agreement)	1,400,000
Total identifiable intangible assets	1,420,000

Goodwill (including assembled workforce)	$44,197,000

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Measurement Period

The Company expects to finalize the purchase price allocation no later than September 30, 2026, which represents the end of the one-year measurement period permitted under ASC 805. During this period, provisional amounts may be adjusted retrospectively if new information becomes available about facts and circumstances that existed at the acquisition date.

The Company expects to recognize goodwill primarily attributable to anticipated operational synergies, future economic benefits, and other advantages that do not qualify for separate recognition. The goodwill is expected to be non-deductible for tax purposes.

Supplemental Pro-Forma Information (Unaudited)

The unaudited pro-forma information for the periods set forth below gives effect to the acquisition had the transaction occurred on July 1, 2024. This pro-forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the transactions been consummated as of that time. The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the transactions.

	Six Months Ended	Six Months Ended
	December 31, 2025	December 31, 2024

Revenues - net	$1,773,902	$1,602,219

Net loss	$(6,841,001)	$(1,726,912)

Loss per share - basic	$(0.04)	$(0.01)

Loss per share - diluted	$(0.04)	$(0.01)

Weighted average number of shares - basic	162,793,612	128,939,201

Weighted average number of shares - diluted	162,793,612	128,939,201

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Goodwill Summary

Balance - June 30, 2024	$897,542
Acquisition of SWC	3,714,027
Acquisition of Skytech	790,150
Impairment charge - FHVH	(897,542)
Balance - June 30, 2025	4,504,177
Acquisition of Victorville	46,985,000
Acquisition of Rancho Mirage	44,197,000
Balance - December 31, 2025	$95,686,177

Note 10 – Intangible Assets

Intangibles consisted of the following at December 31, 2025 and June 30, 2025, respectively:

			Estimated	Weighted Average
Classification	December 31, 2025	June 30, 2025	Useful Lives (Years)	Remaining Life (Years)

Tradenames/trademarks	$786,800	$786,800	N/A	N/A
Customer relationships	1,041,300	1,041,300	10	9.25
Franchise agreements	4,600,000	-	10	9.67 - 9.75
Liquor licenses	40,000	-	N/A
Less: accumulated amortization	(219,764)	(26,033)
Intangibles - net	$6,248,336	$1,802,067

Amortization expense for the three months and six months December 31, 2025 and 2024 was as follows:

Three Months Ended December 31,
2025	2024

$141,033	$-

Six Months Ended December 31,
2025	2024

$193,731	$-

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

There were no impairment losses for the three and six months ended December 31, 2025 and 2024, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Years Ended June 30,

2026 (6 Months)	$282,065
2027	$564,130
2028	$564,130
2029	$564,130
2030	$564,130
Thereafter	$2,882,951
Total	$5,421,536

Note 11- Derivative Liabilities

The convertible notes acquired in connection with the SWC acquisition on March 31, 2025, and certain notes issued during the six months ended December 31, 2025 (see Note 5), contain embedded conversion features with variable pricing terms. Because these features allow conversion into an indeterminate number of common shares based on the trading price of the Company’s common stock, they are not considered indexed to the Company’s own stock and therefore require bifurcation from the host debt instrument in accordance with ASC 815.

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

The initial day-1 fair value of the derivative liabilities during the year ended June 30, 2025 was $1,413,568. These liabilities were remeasured to $1,102,992 at June 30, 2025 and to $3,190,262 at December 31, 2025.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The model utilized the following key assumptions:

	December 31, 2025	June 30, 2025

Expected term (years)	0.77 – 1.68	2.18 - 2.43
Expected volatility	232.20% – 256.20%	207.70% - 233.30%
Expected dividends	0.00% – 0.00%	0.00% - 0.00%
Risk free interest rate	3.48% – 3.66%	3.72% - 3.89%

Derivative Liability Activity

Changes in the fair value of derivative liabilities are recognized in other income (expense) in the consolidated statements of operations.

For the three and six months ended December 31, 2025 and 2024, the Company recorded a change in fair value gain (loss) of its derivative liabilities as follows:

Three Months Ended December 31,
2025	2024

$1,688,040	$-

Six Months Ended December 31,
2025	2024

$737,987	$-

A reconciliation of the beginning and ending balances of derivative liabilities measured at fair value on a recurring basis using Level 3 inputs is presented below as of December 31, 2025 and June 30, 2025:

	Third Party	Related Party	Total
Derivative liabilities – June 30, 2024	$-	$-	$-
Fair value at commitment date	987,131	426,437	1,413,568
Gain on debt extinguishment	-	(500,678)	(500,678)
Fair value mark to market adjustment	(181,366)	371,468	190,102
Derivative liabilities – June 30, 2025	805,765	297,227	1,102,992
Fair value at commitment date	2,825,257	-	2,825,257
Fair value mark to market adjustment	(711,370)	(26,617)	(737,987)
Derivative liabilities – December 31, 2025	$2,919,652	$270,610	$3,190,262

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

For the three and six months ended December 31, 2025 and 2024, the Company recognized derivative expense as follows:

Three Months Ended December 31,
2025	2024

$895,757	$-

Six Months Ended December 31,
2025	2024

$895,757	$-

The derivative liabilities recognized during the six months ended December 31, 2025 arose from the issuance of convertible notes with an aggregate face value of $2,270,000. The fair value of the derivative liabilities at the commitment date of $2,825,257 exceeded the net proceeds of the notes, resulting in derivative expense of $895,757 recognized in the consolidated statement of operations. See Note 5 for additional information regarding the convertible notes and related debt discount.

See Notes 6 and 12 for additional fair value disclosures.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 12 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2025 and June 30, 2025:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$3,190,262	$3,190,262
Total	$-	$-	$3,190,262	$3,190,262

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,102,992	$1,102,992
Total	$-	$-	$1,102,992	$1,102,992

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Reportable Segments

Beginning in fiscal 2026, the Company has three (3) reportable segments:

1.	Foodservice Packaging Distribution - distribution of foodservice packaging products, established through the acquisition of SWC on March 31, 2025.
2.	Robotics-as-a-Service (RaaS) - development and deployment of robotics solutions, operated through TechForce
3.	Hotel Operations - ownership and operation of hotel properties, including lodging, food and beverage, and related hospitality services. This segment was established following the acquisitions of the Victorville and Rancho Mirage hotel properties during the first quarter of fiscal 2026.

Other Corporate Overhead represents corporate-level activities and shared services, including public company compliance, executive management, finance, legal, and other centralized functions. These costs are not included in the CODM’s evaluation of segment performance and are not considered a reportable operating segment. Corporate overhead is presented for reconciliation to the consolidated financial statements.

Basis of Measurement

The CODM evaluates segment performance primarily based on revenue and operating income (loss). The CODM also reviews total assets and total liabilities by segment to assess resource allocation. Segment information is prepared on the same basis as the consolidated financial statements. There were no material intersegment transactions during the periods presented.

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Revenues
Foodservice Packaging	$337,782	$-	$734,826	$-
RaaS	17,318	-	67,118	-
Hotel	1,855,929	-	2,170,112	-
Other Corporate Overhead	-	-	-	-
Revenues - continuing operations	2,211,029	-	2,972,056	-
Revenues - discontinued operations	-	15,141	-	39,595
Total	$2,211,029	$15,141	$2,972,056	$39,595

Costs and expenses
Foodservice Packaging	$747,337	$-	$1,391,737	$-
RaaS	803,179	15,769	1,243,466	48,337
Hotel	2,539,091	-	3,144,016	-
Other Corporate Overhead	1,646,290	176,080	2,883,834	361,974
Costs and expenses - continuing operations	5,735,897	191,849	8,663,053	410,311
Costs and expenses - discontinued operations	1,110	59,816	2,562	178,115
Total	$5,737,007	$251,665	$8,665,615	$588,426

Income (loss) from operations
Foodservice Packaging	$(409,555)	$-	$(656,911)	$-
RaaS	(785,861)	(15,769)	(1,176,348)	(48,337)
Hotel	(683,162)	-	(973,903)	-
Other Corporate Overhead	(1,646,290)	(176,080)	(2,883,834)	(361,974)
Loss from continuing operations	(3,524,868)	(191,849)	(5,690,997)	(410,311)
Loss from discontinued operations	(1,110)	(44,675)	(2,562)	(138,520)
Total	$(3,525,978)	$(236,524)	$(5,693,559)	$(548,831)

Other income (expense) - net
Foodservice Packaging	$(22,818)	$-	$(19,412)	$-
RaaS	4,786	29,643	9,712	45,629
Hotel	(593,845)	-	(727,114)	-
Other Corporate Overhead	(150,465)	(270,951)	(1,553,482)	(737,261)
Other expense - continuing operations	(762,342)	(241,308)	(2,290,296)	(691,632)
Other expense - discontinued operations	-	(1,773)	-	(3,754)
Total	$(762,342)	$(243,081)	$(2,290,296)	$(695,386)

Net loss
Foodservice Packaging	$(432,373)	$-	$(676,323)	$-
RaaS	(781,075)	13,874	(1,166,636)	(2,708)
Hotel	(1,277,007)	-	(1,701,018)	-
Other Corporate Overhead	(1,796,755)	(447,031)	(4,437,316)	(1,099,235)
Net loss from continuing operations	(4,287,210)	(433,157)	(7,981,293)	(1,101,943)
Net loss from discontinued operations	(1,110)	(46,448)	(2,562)	(142,274)
Total	$(4,288,320)	$(479,605)	$(7,983,855)	$(1,244,217)

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

	December 31, 2025	June 30, 2025

Total Assets
Foodservice Packaging	$7,859,290	$5,986,956
RaaS	1,343,579	1,299,198
Hotel	119,735,719	-
Other Corporate Overhead	679,445	38,380
Assets - continuing operations	129,618,033	7,324,534
Assets - discontinued operations	-	-
Total	$129,618,033	$7,324,534

Total Liabilities
Foodservice Packaging	$3,874,146	$1,642,420
RaaS	377,168	275,801
Hotel	28,496,777	-
Other Corporate Overhead	10,089,741	9,550,421
Liabilities - continuing operations	42,837,832	11,468,642
Liabilities - discontinued operations	406,605	479,005
Total	$43,244,437	$11,947,647

Note 14 – Discontinued Operations

On June 30, 2025, management committed to a plan to discontinue the Company’s legacy Snacks and Beverages business, which historically involved the sale of packaged snack products through wholesale and distribution channels. This decision was made in connection with the Company’s strategic shift toward foodservice packaging distribution, Robotics-as-a-Service, and hotel operations. Management determined that the discontinuation represents a strategic shift that has a major effect on the Company’s operations and financial results, and accordingly, the Snacks and Beverages business has been classified as discontinued operations.

The results of the Snacks and Beverages business have been presented as discontinued operations for all periods presented. Accordingly, revenues, expenses, assets, and liabilities associated with this business have been segregated from continuing operations in the consolidated financial statements, and prior-period amounts have been reclassified to conform to the current-period presentation.

As of December 31, 2025 and June 30, 2025, the Company had no remaining assets associated with the discontinued operations. Liabilities related to discontinued operations totaled $406,605 and $479,005 as of December 31, 2025 and June 30, 2025, respectively, and are included in the consolidated balance sheets. These liabilities consist primarily of accounts payable and accrued liabilities.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Results of Discontinued Operations

The following table presents the financial results of discontinued operations for the three and six months ended December 31, 2025 and 2024:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2025	2024	2025	2024
Revenues - net	$-	$15,141	$-	$39,595

Costs and expenses	-	9,591	-	23,460
General and administrative expenses	1,110	51,998	2,562	158,409
Total costs and expenses	1,110	61,589	2,562	181,869

Net loss from discontinued operations	$(1,110)	$(46,448)	$(2,562)	$(142,274)

Liabilities of Discontinued Operations

The carrying amounts of the liabilities of discontinued operations as of December 31, 2025 and June 30, 2025 were as follows:

	December 31, 2025	June 30, 2025
Current liabilities
Accounts payable and accrued expenses	$406,605	$479,005
Total liabilities	$406,605	$479,005

Note 15 – Right-of-Use Operating Lease

On September 1, 2025, the Company’s subsidiary, SWC Group, Inc., executed a five-year triple-net lease for 23,437 square feet of warehouse and distribution space at 13501 S. Main Street, Los Angeles, California 90061.

The landlord, 13501 S. Main Holdings, LLC, is a material lender to the Company.

●	Lease term: 60 months (five years), September 1, 2025 through August 31, 2030
●	Monthly lease payments:

○	Months 1–4: $0 per month (free rent)
○	Month 5: $22,800
○	Months 6–16: $39,680 per month
○	Months 17–28: $45,480 per month
○	Months 29–40: $47,080 per month
○	Months 41–51: $51,280 per month
○	Months 52–60: $52,880 per month

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

●	Total lease obligation: $2,610,000
●	Renewal option: None
●	Lease classification: Operating lease under ASC 842, recorded as a right-of-use asset and lease liability based on the present value of lease payments ($2,091,012) at lease commencement, discounted at the Company’s incremental borrowing rate of 8%
●	Lease incentives: Months 1–4 free rent
●	Guarantee: The Company
●	Security deposit: $15,000

The Company recognizes lease expense on a straight-line basis over the lease term.

At December 31, 2025 and June 30, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2025 and June 30, 2025.

	December 31, 2025	June 30, 2025
Assets

Operating lease - right-of-use asset - non-current	$1,917,012	$-

Liabilities

Operating lease liability	$2,147,332	$-

Weighted-average remaining lease term (years)	4.67	-

Weighted-average discount rate	8%	0%

The components of lease expense were as follows:

	December 31, 2025	December 31, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$174,000	$-
Lease liability expense in connection with obligation repayment	$56,320	-
Total operating lease costs	$230,320	$-

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$-	$-
Right-of-use asset obtained in exchange for new operating lease liability	$2,091,012	$-

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31,:

2026 (6 months)	$221,200
2027	510,960
2028	555,360
2029	590,160
2030	626,560
Thereafter	105,760
Total undiscounted cash flows	2,610,000
Less: amount representing interest	462,668
Present value of operating lease liability	2,147,332
Less: current portion of operating lease liability	297,626
Long-term operating lease liability	$1,849,706

Note 16 – Subsequent Events

Subsequent to December 31, 2025, the Company had the following transactions:

Manufacturing and R&D Advisory Agreement and Common Stock Issuance

Overview

On February 1, 2026 the Company entered into a Manufacturing and R&D Advisory Agreement (the “Advisory Agreement”) with a nonemployee advisor possessing extensive experience in global technology manufacturing. The Advisory Agreement engages the advisor in a nonexecutive, advisory capacity to provide strategic counsel and technical guidance in support of the development, advancement, and commercialization of the Company’s artificial intelligence robotic technologies. The advisor does not have authority to act for or bind the Company in any manner, and the Advisory Agreement does not create an employment relationship, partnership, joint venture, or fiduciary obligation between the parties.

The Advisory Agreement has no fixed term and may be terminated by either party upon 30 days’ prior written notice, with or without cause. All intellectual property developed through the collaboration is the sole and exclusive property of the Company.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Compensation

Onboarding Equity Bonus

Upon execution of the Advisory Agreement, the Company issued 2,000,000 shares of common stock to the advisor as a one-time onboarding equity bonus. The shares vested immediately upon issuance with no service or performance conditions.

In accordance with ASC 718, Compensation—Stock Compensation, the Company measured the fair value of the shares at the closing price of the Company’s common stock on the grant date of $0.042 per share, resulting in stock-based compensation expense of $84,000, which was recognized in full on February 1, 2026.

Performance-Based Stock Warrants

The Advisory Agreement provides for the issuance of cashless-exercise stock warrants as performance-based incentive compensation, contingent upon the achievement of specified milestones. Each warrant, if and when earned, entitles the advisor to acquire one share of the Company’s common stock at an exercise price of $0.10 per share, has a term of five years from the date of issuance, and is exercisable solely on a cashless basis. The warrants contain standard anti-dilution adjustments for stock splits, reverse stock splits, stock dividends, recapitalizations, and similar corporate transactions.

The performance-based warrants fall into two categories:

Product Commercialization Milestones. The advisor is eligible to receive warrants upon the successful commercialization of new product SKUs developed under the Company’s development and manufacturing models, as summarized in the following table:

Product Launch Type	Warrants per SKU	Exercise Price
JDM/ODM SKU	1,000,000	$0.10
CM SKU	500,000	$0.10

Commercialization is defined as having commenced commercial launch with confirmed production. The number of warrants issuable under this category is not subject to a maximum cap and is dependent on the number of SKUs successfully commercialized.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Revenue-Based Earn-Out Milestones. The advisor is eligible to earn warrants upon the Company’s achievement of specified trailing twelve-month (“TTM”) revenue thresholds, as summarized in the following table:

TTM Revenue Milestone	Cumulative Warrants Earned	Exercise Price
$50,000,000	10,000,000	$0.10
$100,000,000	20,000,000	$0.10
$150,000,000	30,000,000	$0.10
$200,000,000	40,000,000	$0.10
$250,000,000	50,000,000	$0.10
$300,000,000	60,000,000	$0.10
$350,000,000	70,000,000	$0.10
$400,000,000	80,000,000	$0.10
$450,000,000	90,000,000	$0.10
$500,000,000	100,000,000	$0.10

The warrants earned at each revenue milestone are cumulative, such that achievement of a higher milestone does not result in additional warrants beyond the cumulative total indicated. The maximum number of warrants issuable under the revenue-based milestones is 100,000,000.

Accounting Treatment

The Company accounts for the performance-based warrants in accordance with ASC 718, which, following the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, requires that share-based payment transactions with nonemployees be measured and recognized using substantially the same framework as employee awards.

The performance-based warrants are subject to performance conditions under ASC 718-10-25. Compensation expense for performance-condition awards is recognized when, and to the extent that, it is probable that the performance condition will be achieved. As of the grant date and through the current reporting period, the Company has assessed the probability of achieving any of the product commercialization milestones or revenue-based earn-out milestones to be zero. Accordingly, no compensation expense has been recognized with respect to the performance-based warrants, and no warrants have been issued or are outstanding under these provisions.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company will reassess the probability of achieving each performance milestone at the end of each reporting period. If and when achievement of a milestone becomes probable, the Company will recognize a cumulative catch-up adjustment for compensation expense based on the grant date fair value of the applicable warrants, with the remaining unrecognized expense recognized over the estimated remaining service period through the expected milestone achievement date.

Warrant Classification

The Company evaluated the classification of the performance-based warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and ASC 480, Distinguishing Liabilities from Equity. The Company concluded that the warrants are indexed to the Company’s own stock and meet the conditions for equity classification under ASC 815-40-25.

The cashless exercise feature results in a fixed-for-fixed settlement in the Company’s own shares, and the anti-dilution provisions are limited to standard adjustments that do not preclude equity classification. Accordingly, the warrants, if and when issued, will be classified within stockholders’ equity.

Potential Dilution

In connection with the Advisory Agreement, 2,000,000 shares of common stock were issued on February 1, 2026 as the onboarding equity bonus. No performance-based warrants have been earned or issued. If all performance milestones were to be achieved, including the maximum revenue-based earn-out, the advisor would be eligible to receive warrants to purchase up to 100,000,000 shares under the revenue milestones, plus additional warrants for each product SKU successfully commercialized (1,000,000 per JDM/ODM SKU and 500,000 per CM SKU), with no cap on the number of eligible SKUs. The issuance of common stock and any future warrant exercises may have a dilutive effect on earnings per share in subsequent periods.

Convertible Note Payable

On January 10, 2026, the Company entered into a Securities Purchase Agreement with a material lender and issued a senior secured convertible note with a principal amount of $1,175,000 for net proceeds of $998,750, reflecting an original issue discount of $176,250. The note bears interest at 15% per annum (24% upon default), matures on January 10, 2027, and is secured by a first-priority lien on substantially all assets of the Company. The interest rate decreases to 5% per annum during periods when the Company’s common stock is listed for trading on a national securities exchange. The original issue discount increases by 3% of the total outstanding balance on each anniversary of the issuance date until the note is no longer outstanding.

The note is convertible into shares of the Company’s common stock at the lower of (i) a fixed conversion price of $0.033 per share or (ii) 80% of the lowest volume-weighted average price during the five trading days prior to conversion. Because the conversion price contains a variable component that can result in settlement in a variable number of shares, the Company determined that the embedded conversion feature requires bifurcation from the host debt instrument as a derivative liability.

At the issuance date, the Company measured the bifurcated conversion feature at a fair value of $1,238,092. The resulting debt discount, together with the original issue discount of $176,250, was limited to the face amount of the note of $1,175,000. The excess of the aggregate discount over the face amount of the note of $63,092 was recognized as a charge to derivative expense. The aggregate debt discount of $1,175,000 is being amortized to interest expense over the one-year term of the note using the effective interest method.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Acquisition Of Bim-E Intellectual Property And Technology Assets

1. Overview of Transaction

On February 17, 2026 (the “Effective Date”), the Company completed the acquisition (the “Acquisition”) of certain intellectual property and technology assets (the “BIM-E Assets”) from an individual seller (the “Seller”) pursuant to an Asset Purchase and IP Assignment Agreement (the “Asset Purchase Agreement”). The BIM-E Assets relate to an autonomous beverage dispensing robotics platform historically known as “Beer Bot” and its evolved platform “BIM-E,” encompassing patents, copyrights, software, firmware, trade secrets, know-how, trademarks, and related digital infrastructure developed or owned by the Seller prior to the Effective Date.

Concurrently with the Acquisition, the Company entered into an Employment Agreement with the Seller engaging the individual as Chief Mechatronics Architect, and the Company entered into an Incentive Award Agreement providing for performance-based equity incentives tied to revenue milestones generated by the BIM-E technology platform.

2. Nature of Transaction; Basis of Accounting

A. Asset Acquisition Determination

The Company evaluated the Acquisition under ASC 805, Business Combinations. The Company has determined that the transaction does not constitute a business combination. The BIM-E Assets represent pre-commercialization intellectual property with no revenue-generating activities, no organized workforce performing substantive operating processes, no customer base, and no outputs at the time of acquisition. The acquired set fails the “business” definition under ASC 805-10-55 and the optional concentration test under ASC 805-10-55-5A, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group (developed technology IP). Accordingly, the transaction has been evaluated and accounted for as a single transaction consistent with its substance.

B. Acquired Assets

The BIM-E Assets acquired consist of the following classes of intellectual property, transferred free and clear of any assumed liabilities:

(a)	Patents and patent applications, including provisionals, continuations, continuations-in-part, divisionals, reissues, and priority rights;
(b)	Copyrights and works of authorship, including software source code, object code, firmware, embedded control software, technical drawings, diagrams, and documentation;
(c)	Artificial intelligence and machine learning assets, including model weights, training pipelines, datasets, simulation environments, and related tooling;
(d)	Trade secrets and confidential know-how, including engineering designs, prototypes, bills of materials, vendor specifications, manufacturing processes, and calibration procedures;
(e)	Trademarks and branding, including the “BIM-E” and “Beer Bot” names and associated goodwill, to the extent owned by the Seller; and
(f)	Domain names, source code repositories, cloud project accounts, and related digital infrastructure primarily used for the BIM-E technology platform.

No liabilities of the Seller were assumed by the Company in connection with the Acquisition.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

3. Consideration Transferred and Accounting Treatment

A. Consideration Transferred

The aggregate consideration for the BIM-E Assets consisted of 7,000,000 fully vested, non-forfeitable shares of the Company’s common stock (the “Consideration Shares”), issued to the Seller as of the Effective Date at a fair value of $0.0362 per share (the closing market price of the Company’s common stock on February 17, 2026), resulting in total consideration of approximately $253,400. The Consideration Shares are not subject to any vesting schedule, continued service requirement, or repurchase right based on termination of service.

B. Expensing as Research and Development

The BIM-E Assets acquired consist entirely of pre-commercialization intellectual property and in-process research and development technology for which no alternative future use has been established at the time of acquisition. The Company initially considered whether the acquired technology should be capitalized as a finite-lived intangible asset under ASC 350-30. However, given the pre-commercial, unproven nature of the BIM-E platform and the absence of demonstrated technological feasibility or alternative future use, the Company has determined that the cost of the acquired assets is more appropriately characterized as in-process research and development.

The Company will expense the entire amount in the period of acquisition as research and development expense within consulting and professional fees.

C. Separation of Purchase Price from Employment Compensation

The Asset Purchase Agreement expressly provides that the Purchase Price constitutes consideration solely for the sale of the BIM-E Assets and not wages, salary, or compensation for post-closing services. The Company has concluded that no portion of the Consideration Shares should be attributed to the Seller’s concurrent engagement as an employee of the Company, based on the arm’s-length terms of the Asset Purchase Agreement, the Board’s determination that the consideration is commensurate with the fair value of the assets received, and the explicit contractual separation of the asset purchase consideration from employment compensation.

4. Employment Agreement and Performance-Based Equity Awards

A. Employment Agreement

Concurrently with the Acquisition, the Company entered into an Employment Agreement with the Seller effective February 17, 2026, engaging the individual as Chief Mechatronics Architect at an annual base salary of $100,000.

B. Performance-Based Earn-Out Warrants

The Employment Agreement provides for additional performance-based equity compensation in the form of cashless warrants (the “Earn-Out Warrants”) exercisable at $0.04 per share, with an aggregate maximum of 100,000,000 warrants issuable upon achievement of trailing-twelve-month (“TTM”) revenue milestones attributable to the BIM-E technology platform. Warrants are earned in tranches of 10,000,000 upon each incremental $5,000,000 TTM revenue milestone achieved, up to a total cumulative TTM revenue of $50,000,000. The Earn-Out Warrants expire five (5) years from the date of employment.

The earn-out milestone schedule is as follows:

TTM Revenue Milestone	Cumulative Revenue	Warrants Earned (Total)	Strike Price	Vesting Condition
$5,000,000	$5,000,000	10,000,000	$0.04	Upon achieving $5M TTM revenue
$10,000,000	$10,000,000	20,000,000	$0.04	Upon achieving $10M TTM revenue
$15,000,000	$15,000,000	30,000,000	$0.04	Upon achieving $15M TTM revenue
$20,000,000	$20,000,000	40,000,000	$0.04	Upon achieving $20M TTM revenue
$25,000,000	$25,000,000	50,000,000	$0.04	Upon achieving $25M TTM revenue
$30,000,000	$30,000,000	60,000,000	$0.04	Upon achieving $30M TTM revenue
$35,000,000	$35,000,000	70,000,000	$0.04	Upon achieving $35M TTM revenue
$40,000,000	$40,000,000	80,000,000	$0.04	Upon achieving $40M TTM revenue
$45,000,000	$45,000,000	90,000,000	$0.04	Upon achieving $45M TTM revenue
$50,000,000	$50,000,000	100,000,000	$0.04	Upon achieving $50M TTM revenue

The Earn-Out Warrants are accounted for as equity-classified, performance-based stock compensation under ASC 718. Compensation cost will be recognized when, and to the extent that, it is probable that the applicable TTM revenue performance condition will be achieved. No TTM revenue milestones have been achieved and no Earn-Out Warrants have vested; accordingly, no compensation cost has been recognized in connection with the Earn-Out Warrants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Three Months Ended December 31,		Period Change
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues - net	$2,211,029	$-	$2,211,029	N/M	A
Cost of sales	774,490	-	774,490	N/M	B
Depreciation and amortization	973,014	-	973,014	N/M	C
General and administrative expenses	3,988,393	191,849	3,796,544	1979%	D
Loss from operations	(3,524,868)	(191,849)	3,333,019	1737%
Other income (expense) - net	(762,342)	(241,308)	521,034	216%	E
Net Loss	$(4,287,210)	$(433,157)	$3,854,053	890%

A. Revenues — net

Revenues were $2,211,029 for the three months ended December 31, 2025, compared to no revenues from continuing operations in the three months ended December 31, 2024.

The increase reflects the Company’s first full quarter of consolidated operations from its hotel properties and other revenue-generating activities acquired during the quarter ended September 30, 2025, including:

●	Hotel operations — The Company operated its 155-room Holiday Inn in Victorville, California (acquired August 27, 2025) and 120-room Hilton Garden Inn in Rancho Mirage, California (acquired September 30, 2025) for the full quarter. Hotel revenues include room revenues, food and beverage revenues, and other ancillary income. The December quarter represents the first period in which both properties contributed a full three months of operations, driving a significant increase over the prior quarter’s partial-period revenues of $782,027.

●	Foodservice packaging distribution and related services — Revenues were also generated from the sale and distribution of foodservice packaging and related supplies to commercial customers.

●	Robotics-as-a-Service (“RaaS”) and technology-enabled services — To a lesser extent, revenues include service billings from deployments of robotics and automation solutions. During the quarter, the Company expanded its robotic live pilot programs beyond hospitality into casinos, shopping malls, stadiums, convention centers, public schools, and assisted living facilities.

No comparable revenue-generating operations existed in the 2024 quarter; therefore, the entire increase in revenues is attributable to these new and acquired operating activities.

B. Cost of Sales

Cost of sales was $774,490 in the three months ended December 31, 2025, compared to $0 in the prior-year quarter.

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

Because the Company had not yet commenced these operations during the 2024 quarter, there were no comparable cost of sales in that period. The sequential increase from $475,565 in the prior quarter reflects the impact of a full quarter of hotel operations at both properties versus a partial period in the September quarter.

C. Depreciation and Amortization

Depreciation and amortization expense was $973,014 for the three months ended December 31, 2025, compared to none in the same period of 2024.

The increase is driven by:

●	Depreciation of hotel buildings, land improvements, and furniture, fixtures and equipment acquired in connection with the Company’s hotel acquisitions, now recognized for a full quarter.

●	Depreciation of warehouse, distribution, and robotics equipment used in the foodservice packaging and RaaS operations.

●	Amortization of intangible assets, including franchise rights, management agreements, customer relationships, and other acquired intangibles.

●	Amortization of right-of-use assets related to operating leases entered into in connection with hotel and other operations.

These assets were placed in service after the 2024 quarter, so there was no depreciation or amortization recorded in that earlier period. The sequential increase from $378,109 in the prior quarter reflects the first full quarter of depreciation on all acquired assets, particularly the Hilton Garden Inn Rancho Mirage, which was acquired on the last day of the September quarter.

D. General and Administrative Expenses

General and administrative (“G&A”) expenses were $3,988,393 in the three months ended December 31, 2025, compared to $191,849 in the three months ended December 31, 2024, an increase of $3,796,544, or 1,979%.

Key drivers of the increase include:

●	Hotel-related corporate overhead, such as regional management salaries, property-level oversight, revenue management, accounting, and centralized purchasing and IT support required to operate the acquired hotels for a full quarter.

●	Corporate infrastructure and compliance costs associated with operating as a public company, including SEC reporting, audit and tax services, legal fees, stock-based compensation (including non-cash vesting of Series C preferred stock issued as compensation and common stock issued for services), director and officer insurance, and internal control and governance enhancements.

●	Integration and start-up expenses related to combining the hotel operations, foodservice packaging distribution, and RaaS activities into a unified platform, including consulting, professional services, and one-time systems and branding costs.

●	Increased bad debt expense reflecting higher allowances on receivables from new operations.

●	Inflationary impacts on compensation, insurance, professional services and other overhead expenses.

The Company expects G&A to remain elevated in the near term as hotel operations are stabilized, systems are integrated and additional regulatory requirements—such as evolving SEC guidance on cybersecurity, climate-related and other risk disclosures—are incorporated into the Company’s compliance framework.

Loss from Operations

Loss from operations was $(3,524,868) for the three months ended December 31, 2025, compared to $(191,849) in the prior-year quarter, an increase of $3,333,019, or 1,737%.

The higher operating loss is attributable to:

●	The ramp-up of hotel operations, which, while contributing revenues of $2,211,029, also added significant property-level operating costs, depreciation, and amortization.

●	Newly acquired or repositioned hotels often operate below targeted occupancy and rate levels during the initial stabilization period, resulting in lower margins.

●	The addition of cost of sales and depreciation in the foodservice packaging and RaaS businesses.

●	Substantially higher G&A expenses as described under item D above.

These factors more than offset the benefit of current-year revenues.

E. Other Income (Expense) — net

Other expense, net, was $(762,342) in the three months ended December 31, 2025, compared to $(241,308) in the prior-year quarter, an increase of $521,034, or 216%.

The components of this change are discussed in detail in the “Other Income (Expense) — Net” section below (items A–E for the three-month period), but primarily reflect:

●	Significantly increased interest expense (including amortization of debt discount) over the prior period totaling $1,586,825 as compared to $270,951, on notes payable, convertible notes and mortgage debt used to finance hotel acquisitions and working capital;

●	A new non-cash derivative expense of $895,757 associated with certain convertible debt with a material debt lender; partially offset by

●	A non-cash gain of $1,688,040 on the change in fair value of derivative liabilities, reflecting favorable remeasurement of derivative features at quarter-end.

●	A net negligible increase of $2,557 related to interest and other income.

Net Loss

Three Months Ended December 31,		Period Change
2025	2024	Increase (Decrease)
Amount	Amount	$ Amount	% Change
$(4,287,210)	$(433,157)	$3,854,053	890%

Net loss was $(4,287,210) for the three months ended December 31, 2025, compared to $(433,157) in the prior-year quarter, an increase of $3,854,053, or 890%.

The increase in net loss was driven by:

1.	Expansion of operations and acquisitions — The Company incurred significant new operating expenses related to its first full quarter of hotel operations, foodservice packaging distribution, and RaaS, along with substantially higher depreciation and amortization and integration costs, which exceeded revenues during this early period.

2.	Higher non-operating expenses — Increased interest expense on new and existing debt, the recognition of a non-cash derivative expense, and higher amortization of debt discounts contributed to the year-over-year increase in other expense, net (item E), partially offset by a non-cash gain on the change in fair value of derivative liabilities.

3.	Partially offsetting factors — The increase in net loss was partially offset by the Company’s second quarter of revenues from hotel operations and other continuing businesses (item A), which totaled $2,211,029 and represented approximately 183% growth over the prior quarter’s revenues of $782,027.

OTHER INCOME (EXPENSE) — NET

Three Months Ended December 31, 2025 and 2024

	Three Months Ended December 31,		Period Change
	2025	2024	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$5,023	$29,643	$(24,620)	-83%	A
Other income	27,177	-	27,177	N/M	B
Derivative expense	(895,757)	-	895,757	N/M	C
Interest expense (including amortization of debt discount)	(1,586,825)	(270,951)	1,315,874	486%	D
Change in fair value of derivative liabilities	1,688,040	-	1,688,040	N/M	E
Total other income (expense) - net	$(762,342)	$(241,308)	$(521,034)	216%

A — Interest Income

Interest income decreased $(24,620), or 83%, to $5,023 in the 2025 quarter from $29,643 in the 2024 quarter. The decrease primarily reflects lower average balances of interest-bearing cash accounts.

B — Other Income

Other income was $27,177 in the three months ended December 31, 2025, compared to none in the prior-year quarter. The increase is attributable to miscellaneous non-recurring items, including incidental income from hotel and packaging operations, which did not exist in 2024.

C — Derivative Expense

In the 2025 quarter, the Company recognized a non-cash derivative expense of $895,757 related to derivative liabilities associated with a convertible note from a material debt lender. No comparable expense was recorded in the 2024 quarter as no such instruments with derivative features existed at that time.

The derivative expense represents charges related to the bifurcation and measurement of embedded derivative features under ASC 815, using assumptions for the Company’s stock price, volatility, risk-free rate, and other valuation inputs.

D — Interest Expense (including amortization of debt discount)

Interest expense, including amortization of debt discounts, increased $1,315,874, or 486%, to $1,586,825 in the 2025 quarter from $270,951 in the 2024 quarter.

The increase reflects:

●	Higher average outstanding notes payable and mortgage debt, including loans associated with the acquisition and operation of hotel properties.

●	New convertible notes payable issued during the three months ended December 31, 2025, totaling $1,929,500 in proceeds, which carry stated interest and were issued with substantial original issue discounts.

●	Significantly higher amortization of debt discounts and deferred financing costs related to these instruments, particularly convertible notes with variable conversion features that gave rise to large debt discounts at issuance.

E — Change in Fair Value of Derivative Liabilities

In the 2025 quarter, the Company recognized a non-cash gain of $1,688,040 related to the change in fair value of derivative liabilities associated with certain convertible notes. No comparable fair value adjustments were recorded in the 2024 quarter as no such instruments existed.

The gain reflects favorable remeasurement of derivative features at the December 31, 2025 reporting date under applicable accounting guidance, primarily driven by changes in the Company’s stock price, expected volatility, and other valuation inputs since the prior measurement date. This contrasts with the $(950,053) loss recorded in the September 30, 2025 quarter, illustrating the inherent volatility of mark-to-market accounting for these instruments.

Total Other Income (Expense) — net

As a result of the items described above, total other expense, net, increased to $(762,342) in the 2025 quarter from $(241,308) in the 2024 quarter, an increase of $(521,034), or 216%.

The increase is primarily attributable to substantially higher interest expense (D) and the new non-cash derivative expense (C), partially offset by the non-cash gain on the change in fair value of derivative liabilities (E) and other income (B).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

	Six Months Ended December 31,		Period Change
	2025	2024	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues - net	$2,972,056	$-	$2,972,056	N/M	A
Cost of sales	1,250,055	-	1,250,055	N/M	B
Depreciation and amortization	1,358,019	-	1,358,019	N/M	C
General and administrative expenses	6,054,979	410,311	5,644,668	1377%	D
Loss from operations	(5,690,997)	(410,311)	5,280,686	1287%	E
Other income (expense) - net	(2,290,296)	(691,632)	1,598,664	231%	F
Loss from continuing operations	(7,981,293)	(1,101,943)	6,879,350	624%	G
Loss from discontinued operations	(2,562)	(142,274)	(139,712)	-98%	H
Net Loss	$(7,983,855)	$(1,244,217)	$6,739,638	542%	I

A. Revenues — net

Revenues were $2,972,056 for the six months ended December 31, 2025, compared to no revenues from continuing operations in the six months ended December 31, 2024.

The increase reflects the Company’s transition from a pre-revenue development-stage entity to an operating company with multiple revenue-generating activities, including:

●	Hotel operations — The Company acquired two hotel properties during the first quarter: a 155-room Holiday Inn in Victorville, California (closed August 27, 2025) and a 120-room Hilton Garden Inn in Rancho Mirage, California (closed September 30, 2025). Hotel revenues include room revenues, food and beverage revenues, and other ancillary income. Operations from these activities reflect results only since each respective acquisition date.

●	Foodservice packaging distribution and related services — Revenues were also generated from the sale and distribution of foodservice packaging and related supplies to commercial customers.

●	Robotics-as-a-Service (“RaaS”) and technology-enabled services — To a lesser extent, revenues include service billings from deployments of robotics and automation solutions. During the period, the Company expanded its robotic pilot programs into multiple verticals beyond hospitality, including casinos, shopping malls, stadiums, and assisted living facilities, and unveiled a proprietary Beverage Bot platform designed for high-volume venue applications.

No comparable revenue-generating operations existed in the 2024 period; therefore, the entire increase in revenues is attributable to these new and acquired operating activities.

B. Cost of Sales

Cost of sales was $1,250,055 in the six months ended December 31, 2025, compared to $0 in the prior-year period. Cost of sales in 2025 primarily consists of hotel property-level operating costs (payroll and benefits, utilities, guest supplies, franchise and management fees, and other direct property costs), product and distribution costs associated with the foodservice packaging business, and direct costs related to RaaS deployments. Because the Company had not yet commenced these operations during the 2024 period, there were no comparable cost of sales.

C. Depreciation and Amortization

Depreciation and amortization expense was $1,358,019 for the six months ended December 31, 2025, compared to none in the same period of 2024. The increase is driven by depreciation of hotel buildings, land improvements, furniture, fixtures and equipment, and robotics equipment, as well as amortization of intangible assets (franchise rights, management agreements, customer relationships) and right-of-use assets related to operating leases. These assets were placed in service after the 2024 period in connection with the Company’s hotel and business acquisitions.

D. General and Administrative Expenses

G&A expenses were 6,054,979 in the six months ended December 31, 2025, compared to $410,311 in the six months ended December 31, 2024, an increase of $5,644,668, or 1,376%.

Key drivers of the increase include:

●	Hotel-related corporate overhead for the acquired properties, including regional management, revenue management, accounting, IT support and centralized purchasing.

●	Corporate infrastructure and compliance costs, including SEC reporting, audit and tax services, legal fees, non-cash stock-based compensation ($820,080 in non-cash vesting of Series C preferred stock and $282,720 in common stock issued for services), director and officer insurance, and governance enhancements.

●	Integration and start-up expenses related to combining hotel operations, foodservice packaging, and RaaS into a unified operating platform.

●	Higher bad debt expense of $66,177 in 2025 versus $48,610 in 2024, reflecting increased allowances on receivables from new operations.

E. Loss from Operations

Loss from operations was $(5,690,996) for the six months ended December 31, 2025, compared to $(410,311) in the prior-year period, an increase of $5,280,686, or 1,287%.

The higher operating loss is attributable to the ramp-up of hotel operations (with both properties acquired during the first quarter), the addition of cost of sales and depreciation in the foodservice packaging and RaaS businesses, and substantially higher G&A expenses as described under item D above.

These factors more than offset the benefit of $2,972,056 in current-year revenues from new and acquired operating activities. Newly acquired hotels often operate below targeted occupancy and rate levels during the initial stabilization period, resulting in lower margins.

F. Other Income (Expense) — net

Other expense, net, was $(2,290,296) in the six months ended December 31, 2025, compared to $(691,632) in the prior-year period, an increase of $1,598,664, or 231%.

The components of this change are discussed in detail in the “Other Income (Expense) — Net” section below (items A–F for the six-month period), but primarily reflect significantly increased interest expense, a new non-cash derivative expense, partially offset by a net non-cash gain on the change in fair value of derivative liabilities and the absence of a current-period loss on debt extinguishment.

G. Net Loss from Continuing Operations

Six Months Ended December 31,		Period Change
2025	2024	Increase (Decrease)
Amount	Amount	$ Amount	% Change
$(7,981,293)	$(1,101,943)	$6,879,350	624%

Net loss from continuing operations increased to $(7,981,293) in the six months ended December 31, 2025, from $(1,101,943) in the six months ended December 31, 2024, an increase of $6,879,350, or 624%.

The increase primarily reflects the higher operating loss from hotel operations, foodservice packaging, and RaaS (items A–E) and the increased non-operating expense discussed under item F. These factors were only partially offset by the benefit of current-year revenues.

H. Net Loss from Discontinued Operations

Net loss from discontinued operations, which relates to the wind-down of the legacy Snacks and Beverages business (Nightfood, Inc.), was $(2,562) for the six months ended December 31, 2025, compared to $(142,274) in the prior-year period, a decrease of $(139,712), or 98%.

The improvement reflects the near completion of exit and wind-down activities, resulting in minimal residual expenses in the 2025 period.

I. Net Loss

Net loss was $(7,983,855) for the six months ended December 31, 2025, compared to $(1,244,217) in the prior-year period, an increase of $6,739,638, or 542%.

The increase in net loss was driven by:

1.	Expansion of operations and acquisitions — The Company incurred significant new operating expenses related to hotel operations, foodservice packaging distribution, and RaaS, along with associated depreciation and integration costs, which exceeded revenues during the early operating phase.

2.	Higher non-operating expenses — Increased interest expense on new and existing debt, recognition of non-cash derivative expense, and higher amortization of debt discounts contributed to the year-over-year increase in other expense, net (item F), partially offset by a net non-cash gain on the change in fair value of derivative liabilities.

3.	Partially offsetting factors — The increase in net loss was partially offset by (i) the Company’s first revenues from hotel operations and other continuing businesses totaling $2,972,056 (item A), (ii) a substantial reduction in loss from discontinued operations (item H), and (iii) the absence of a loss on debt extinguishment that was recognized in the prior-year period.

OTHER INCOME (EXPENSE) — NET

Six Months Ended December 31, 2025 and 2024

	Six Months Ended December 31,		Period Change
	2025	2024	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$9,949	$45,629	$(35,680)	-78%	A
Other income	32,423	-	$32,423	N/M	B
Loss on debt extinguishment	-	(127,705)	(127,705)	-100%	C
Derivative expense	(895,757)	-	895,757	N/M	D
Interest expense (including amortization of debt discount)	(2,174,898)	(609,556)	1,565,342	257%	E
Change in fair value of derivative liabilities	737,987	-	$737,987	N/M	F
Total other income (expense) - net	$(2,290,296)	$(691,632)	$1,598,664	231%

A — Interest Income

Interest income decreased $(35,680), or 78%, to $9,949 in the 2025 period from $45,629 in the 2024 period. The decrease primarily reflects lower average balances of interest-bearing cash accounts.

B — Other Income

Other income was $32,423 in the six months ended December 31, 2025, compared to none in the prior-year period. The increase is attributable to miscellaneous non-recurring items, including incidental income from hotel and packaging operations, which did not exist in 2024.

C — Loss on Debt Extinguishment

No loss on debt extinguishment was recognized in the 2025 period, compared to a $(127,705) loss in the 2024 period, a decrease of $(127,705), or 100%. The prior-year loss related to one-time non-cash charges on the modification or settlement of certain debt instruments. There were no comparable transactions in the current-year period.

D — Derivative Expense

In the 2025 period, the Company recognized a non-cash derivative expense of $895,757 related to derivative liabilities associated with certain convertible debt incurred with a material lender. No comparable expense was recorded in the 2024 period as no such instruments with derivative features existed at that time.

The derivative expense represents charges related to the bifurcation and measurement of embedded derivative features under ASC 815, including variable conversion features and other provisions that did not meet the criteria for equity classification under ASC 815-40.

E — Interest Expense (including amortization of debt discount)

Interest expense, including amortization of debt discounts, increased $1,565,342, or 257%, to $2,174,898 in the 2025 period from $609,556 in the 2024 period.

The increase reflects:

●	Higher average outstanding notes payable and mortgage debt, including loans associated with the acquisition and operation of hotel properties.

●	New convertible note payable issued during the period, totaling $1,929,500 in proceeds, which carry stated interest and were issued with substantial original issue discounts. The face amount of this note was $2,270,000 and had an original issue discount of $340,500.

●	Significantly higher amortization of debt discounts ($907,116 in 2025 versus $109,867 in 2024) and deferred financing costs related to these instruments.

F — Change in Fair Value of Derivative Liabilities

In the 2025 period, the Company recognized a net non-cash gain of $737,987 related to the change in fair value of derivative liabilities associated with certain convertible notes. No comparable fair value adjustments were recorded in the 2024 period as no such instruments existed.

The net gain for the six-month period reflects the cumulative effect of quarterly remeasurements: a $(950,053) loss recognized in the September quarter followed by a $1,688,040 gain in the December quarter. The favorable remeasurement in the December quarter was primarily driven by changes in the Company’s stock price, expected volatility, and other valuation inputs. The inherent volatility of these derivative instruments is expected to result in potentially significant period-to-period fluctuations in reported gains and losses.

Total Other Income (Expense) — net

As a result of the items described above, total other expense, net, increased to $(2,290,296) in the 2025 period from $(691,632) in the 2024 period, an increase of $1,598,664, or 231%. The increase is primarily attributable to substantially higher interest expense (E) and the new non-cash derivative expense (D), partially offset by the net gain on the change in fair value of derivative liabilities (F) and the absence of a current-period loss on debt extinguishment (C).

HOTEL OPERATIONS DISCUSSION

During the six months ended December 31, 2025, the Company completed two hotel acquisitions that transformed Nightfood Holdings into an owner and operator of lodging properties in addition to its existing packaging and RaaS businesses:

●	Holiday Inn — Victorville, California: A 155-room property acquired on August 27, 2025 in a share exchange transaction valued at approximately $46.1 million. The Company issued 216,667 shares of Series C Preferred Stock to the sellers, with a potential issuance of an additional 41,667 shares of Series C Preferred Stock related to contingent consideration. This property is being established as a Company AI Hospitality Innovation Hub for robotics deployment, testing, and operational benchmarking.

●	Hilton Garden Inn — Rancho Mirage, California: A 120-room property acquired on September 30, 2025 in a share exchange transaction valued at approximately $47.1 million. The Company issued 176,167 shares of Series C Preferred Stock to the sellers, with a potential issuance of an additional 20,000 shares of Series C Preferred Stock related to contingent consideration. This property is strategically located adjacent to Cotino™, a Storyliving by Disney community, and serves as a flagship property for the Company’s expanding RaaS platform.

These acquisitions had a significant impact on the consolidated financial statements for the three and six months ended December 31, 2025:

●	Revenue mix — A substantial portion of current-year revenues was generated by hotel room nights, food and beverage outlets, and other property-level services. The December quarter represented the first full quarter of operations for both properties. The Company is implementing revenue-management strategies, updated reservation systems and targeted marketing efforts intended to grow occupancy and average daily rate over time.

●	Cost structure — Hotel operations added significant property-level operating expenses (captured in cost of sales) and depreciation on hotel buildings and equipment, contributing to the increase in total costs and expenses compared to 2024.

●	Financing and liquidity — The acquisition of hotel properties introduced mortgage debt and related financing costs, reflected in higher interest expense and repayments on mortgage notes payable. The Company is focused on optimizing capital structure and property-level performance to improve cash flows from these assets.

●	Integration and brand strategy — Management is actively integrating hotel operations with the Company’s broader strategic objectives, including the deployment of TechForce Robotics’ AI-powered service robots for housekeeping, food service, and guest management functions, as well as cross-marketing initiatives that leverage the lodging footprint.

During the quarter, the Company was accepted into the NVIDIA Connect Program, providing access to cutting-edge AI tools and collaboration opportunities to further advance its RaaS platform.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, for the six months ended December 31, 2025, the Company had:

●	Net loss of $(7,983,855); and

●	Net cash used in operating activities of $(3,922,206);

Additionally, at December 31, 2025, the Company reflected:

●	Accumulated deficit of $(54,737,699);

●	Working capital deficit of $(20,103,065);

●	Positive stockholders’ equity of $86,373,596; and

●	Cash on hand of $347,338

These factors: recurring losses from continuing operations, limited operating cash flows, and dependence on debt and equity financing—continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty and have been prepared assuming the Company will continue as a going concern.

Management’s plans to address these conditions include:

●	Increasing revenue and improving profitability of hotel operations, including through revenue-management initiatives, cost controls, and selective capital investments intended to enhance property performance.

●	Scaling foodservice packaging and RaaS revenues, including cross-selling into the Company’s hotel customer base and expanding robotic deployments into new verticals such as casinos, stadiums, convention centers, and assisted living facilities.

●	Seeking additional debt and/or equity financing, including mortgage refinancings, working capital facilities and potential equity issuances, to support operations, fund capital projects and pursue strategic opportunities.

●	Advancing the Company’s planned uplisting to a national exchange to broaden institutional investor access and improve capital markets positioning.

●	Commercializing proprietary robotics technologies, including the Beverage Bot platform unveiled in December 2025, with initial deployments targeted toward enterprise operators, large venues, and multi-location hospitality partners.

●	Maintaining a disciplined approach to capital allocation and operating expenses, including reviewing underperforming assets or business lines and considering asset sales, restructurings or partnership arrangements where appropriate.

There can be no assurance that these plans will be successful or that additional financing will be available on acceptable terms or in sufficient amounts, if at all. If the Company is unable to obtain the necessary financing or improve cash flows from operations, it may be required to delay or curtail expansion plans, sell assets, restructure obligations or pursue other strategic alternatives.

Cash

			Period Change
			Increase (Decrease)
	December 31, 2025	June 30, 2025	$ Amount	% Change
Cash	$347,338	$350,231	$(2,893)	-1%

Cash decreased $(2,893), or approximately 1%, to $347,338 at December 31, 2025 from $350,231 at June 30, 2025. The slight decrease reflects the near-offset of significant cash used in operating activities by proceeds from equity and convertible debt financings and cash acquired in business acquisitions, as discussed below.

The Company does not have any cash equivalents.

Summary of Cash Flow Activities

	Six Months Ended December 31,
	2025	2024	Period Change
Net Cash Provided by (Used in)	Amount	Amount	Increase (Decrease) $ Amount	% Change
Operating activities	$(3,922,206)	$(270,240)	$3,651,966	1351%
Investing activities	1,203,639	(262,763)	$(1,466,402)	-558%
Financing activities	2,715,674	402,050	$(2,313,624)	-575%
Net change in cash	$(2,893)	$(130,953)	$(128,060)	-98%

The following discussion describes the Company’s cash flow activities during the six months ended December 31, 2025 and 2024. Because the statement of cash flows presents activity during each respective period (not a comparison of ending balances), the amounts represent cash generated or consumed by operating, investing, and financing activities from July 1 through December 31 of each year. The working capital changes in the operating activities reconciliation similarly represent changes in asset and liability balances that occurred during each respective six-month period.

During the six months ended December 31, 2025: operating activities used $(3,922,206) of cash; investing activities provided $1,203,639; and financing activities provided $2,715,674, resulting in a net decrease of $(2,893). During the comparable 2024 period: operating activities used $(270,240); investing activities used $(262,763); and financing activities provided $402,050, resulting in a net decrease of $(130,953).

Cash Flow from Operating Activities

	Six Months Ended December 31,
	2025	2024
Operating activities
Net loss	$(7,983,855)	$(1,244,217)
Less: net loss - discontinued operations	(2,562)	(142,274)
Net loss - continuing operations	(7,981,293)	(1,101,943)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash financing cost under contingent liability	-	92,000	A
Interest income under acquisition note	-	(45,629)	B
Depreciation and amortization	1,184,019	-	C
Amortization of right-of-use asset	174,000	-	D
Loss on debt extinguishment	-	127,705	E
Derivative expense	895,757	-	F
Change in fair value of derivative liabilities	(737,987)	-	G
Amortization of debt discount	907,116	109,867	H
Bad debt expense	66,177	48,610	I
Stock issued for services	282,720	995	J
Vesting of Series C - preferred stock - issued as compensation	820,080	-	K
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(97,053)	(20,372)	L
Inventory	(71,232)	(287)	M
Prepaids and other	(212,207)	(34,195)	N
Increase (decrease) in
Accounts payable and accrued expenses	(878,912)	446,063	O
Accounts payable and accrued expenses - related party	1,766,578	113,214	P
Deferred revenues	(21,327)	-	Q
Operating lease liability	56,320	-	R
Net cash used in operating activities - continuing operations	(3,847,244)	(263,972)
Net cash used in operating activities - discontinued operations	(74,962)	(6,268)	S
Net cash used in operating activities	(3,922,206)	(270,240)

Six months ended December 31, 2025: Operating activities used $(3,922,206) of cash during the period, compared to $(270,240) used during the six months ended December 31, 2024, an increase of $3,651,966, or 1,351%.

Starting from a net loss from continuing operations of $(7,981,293), the following non-cash items and working capital changes explain the reconciliation to net cash used in operating activities during the 2025 period:

Non-Cash Adjustments

●	Non-cash financing cost under contingent liability (A) — No contingent liability financing costs were recorded during the 2025 period, compared to $92,000 recorded during the 2024 period.

●	Interest income under acquisition note (B) — No comparable non-cash interest income was recorded during the 2025 period, compared to $(45,629) during the 2024 period.

●	Depreciation and amortization (C) — $1,184,019 was recorded during the 2025 period related to depreciation of hotel buildings, equipment, and amortization of acquired intangible assets. No comparable amount was recorded in 2024. Note: this amount differs from the income statement line item due to the separate presentation of right-of-use asset amortization.

●	Amortization of right-of-use asset (D) — $174,000 was recorded during the 2025 period related to entering into a new operating lease right-of-use asset in connection with overall corporate operations. No comparable amount existed in 2024.

●	Loss on debt extinguishment (E) — No loss on debt extinguishment was recorded during the 2025 period, compared to $127,705 during the 2024 period.

●	Derivative expense (F) — $895,757 in non-cash derivative expense was recorded during the 2025 period related to a convertible debt executed with a material lender. No comparable amount existed in 2024.

●	Change in fair value of derivative liabilities (G) — A net non-cash gain of $(737,987) was recorded during the 2025 period related to favorable remeasurement of derivative liabilities, presented as a reduction to the reconciliation. No comparable amount existed in 2024.

●	Amortization of debt discount (H) — $907,116 was recorded during the 2025 period, compared to $109,867 during the 2024 period, reflecting a significantly higher balance of discounted debt, particularly convertible notes with substantial original issue discounts.

●	Bad debt expense (I) — $66,177 was recorded during the 2025 period, compared to $48,610 during the 2024 period, reflecting higher allowances on receivables from new hotel and packaging operations.

●	Stock issued for services (J) — $282,720 in non-cash compensation expense was recorded during the 2025 period for services rendered by consultants and other service providers, compared to $995 during the 2024 period.

●	Vesting of Series C preferred stock — issued as compensation (K) — $820,080 in non-cash compensation was recorded during the 2025 period related to the vesting of previously issued Series C preferred shares. No comparable amount existed in 2024.

Changes in Operating Assets and Liabilities

The following changes in operating assets and liabilities occurred during each respective six-month period:

●	Accounts receivable (L) — Increased $(97,053) during the 2025 period (using cash) versus an increase of $(20,372) during the 2024 period, reflecting growth in hotel, packaging, and RaaS receivables.

●	Inventory (M) — Increased $(71,232) during the 2025 period versus a minimal increase of $(287) during the 2024 period, as the Company built inventory to support packaging and hotel operations (primarily food and beverage).

●	Prepaids and other (N) — Increased $(212,207) during the 2025 period versus an increase of $(34,195) during the 2024 period, primarily due to prepaid insurance, franchise fees, property taxes and other costs associated with hotel and corporate operations. The Company also recorded deferred warrant offering costs in connections with commitment warrants issued to a material debt lender related to a currently unused equity line of credit.

●	Accounts payable and accrued expenses (O) — Decreased $(878,912) during the 2025 period (using cash) versus an increase of $446,063 during the 2024 period (providing cash), reflecting the timing of vendor and professional-fee payments, including settlement of acquisition-related payables.

●	Accounts payable and accrued expenses — related party (P) — Increased $1,766,578 during the 2025 period (providing cash) versus an increase of $113,214 during the 2024 period, primarily due to additional advances and accrued amounts owed to related-party lenders and affiliates in connection with hotel operations and working capital needs. Additional amounts related to accrued bonuses and director fees.

●	Deferred revenues (Q) — Decreased $(21,327) during the 2025 period, reflecting the recognition of previously deferred advance billings. No comparable balance existed in 2024.

●	Operating lease liability (R) — Increased $56,320 during the 2025 period, reflecting the net change in operating lease obligations recorded in connection with hotel and other operations. No comparable lease liabilities existed in 2024.

●	Net cash from discontinued operations (S) — Discontinued operations used $(74,962) of cash during the 2025 period, compared to $(6,268) during the 2024 period, reflecting the timing of final wind-down expenditures for the legacy Snacks and Beverages business.

Collectively, these non-cash items partially offset the net loss, while unfavorable working capital changes—particularly the decrease in accounts payable and accrued expenses and increases in prepaids, receivables, and inventory—contributed to the significant increase in cash used in operating activities compared to the prior-year period. The substantial increase in related-party payables partially offset these unfavorable working capital items.

Cash Flow from Investing Activities

	Six Months Ended December 31,
	2025	2024
Investing activities
Cash acquired in acquisitions	$1,269,000	$-	A
Acquisition of property and equipment	(65,361)	(39,700)	B
Acquisition costs secured by debt	-	(223,063)	C
Net cash used in investing activities	$1,203,639	$(262,763)

Six months ended December 31, 2025: Investing activities provided $1,203,639 of cash during the period, compared to cash used of $(262,763) during the six months ended December 31, 2024.

●	Cash acquired in acquisitions (A) — $1,269,000 in cash was acquired during the 2025 period in connection with the hotel property acquisitions (Holiday Inn Victorville and Hilton Garden Inn Rancho Mirage). There was no comparable inflow during the 2024 period.

●	Acquisition of property and equipment (B) — $(65,361) was used during the 2025 period, primarily for new robots, related trays/bins, and other machinery and equipment, compared to $(39,700) during the 2024 period.

●	Acquisition costs secured by debt (C) — During the 2024 period, $(223,063) of acquisition costs were financed directly with debt. No such amounts were recorded during the 2025 period.

Cash Flow from Financing Activities

	Six Months Ended December 31,
	2025	2024
Financing activities
Proceeds from common stock issued for cash	$894,423	$-	A
Proceeds from notes payable	-	402,050	B
Repayments on notes payable	(15,722)	-	C
Proceeds from convertible notes payable	1,929,500	-	D
Repayments on mortgage notes payable	(92,527)	-	E
Net cash provided by financing activities	$2,715,674	$402,050

Six months ended December 31, 2025: Financing activities provided $2,715,674 of cash during the period, compared to $402,050 provided during the six months ended December 31, 2024.

●	Proceeds from common stock issued for cash (A) — $894,423 was received during the 2025 period from the issuance of common stock to third party investors. No comparable equity issuances occurred during the 2024 period.

●	Proceeds from notes payable (B) — No new cash proceeds from notes payable were received during the 2025 period, compared to $402,050 during the 2024 period.

●	Repayments on notes payable (C) — $(15,722) in principal repayments were made during the 2025 period. No comparable repayments occurred during the 2024 period.

●	Proceeds from convertible notes payable (D) — $1,929,500 was received during the 2025 period from the issuance of convertible notes. No comparable convertible note issuances occurred during the 2024 period. These instruments contain variable conversion features that require derivative liability accounting under ASC 815.

●	Repayments on mortgage notes payable (E) — $(92,527) of principal was repaid on mortgage notes payable during the 2025 period in connection with hotel properties. No such repayments occurred during the 2024 period.

The shift in financing activities from $402,050 during the 2024 period to $2,715,674 during the 2025 period reflects the Company’s transition to a more diversified capital structure, utilizing both equity issuances and convertible debt to fund hotel operations, integration costs, capital investments, and working capital needs. The Company also commenced principal payments on both notes payable and mortgage notes payable, reflecting the ongoing servicing of acquisition-related and operational debt.

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

OVERVIEW

Business Overview

Nightfood Holdings, Inc., dba TechForce Robotics (“Nightfood,” “NGTF,” “TechForce Robotics,” or the “Company”), operates through five wholly owned subsidiaries that collectively position us to capitalize on the accelerating demand for automation and efficiency in the hospitality and foodservice industries: TechForce Robotics, Inc. (formerly Skytech Automated Solutions Inc.), Future Hospitality Ventures Holdings Inc. (d/b/a RoboOp365), SWC Group, Inc. (d/b/a CarryOutSupplies.com), Victorville Treasure Holdings, LLC and Treasure Mountain Holdings, LLC.

TechForce Robotics, Inc., or TechForce or Skytech, a Delaware corporation which we acquired on March 31, 2025, serves as the Company’s operational backbone, supported by a team with deep expertise in hospitality operations and a proven track record of building, managing, and scaling hotel and foodservice platforms. This operational strength enables TechForce to lead to the deployment of robotic and AI-enhanced automation solutions, ensuring seamless integration into daily operations. Management believes Skytech’s depth of experience is a key differentiator that positions the Company to execute where many robotics competitors may struggle.

Future Hospitality Ventures Holdings Inc., or FHVH, Ventures Holdings or Future Hospitality, a Nevada corporation which we acquired on February 2, 2024, enhances this foundation by delivering advanced AI-enabled robotic systems designed to reduce labor costs, increase efficiency, and improve consumer experience. Launched in California shortly before the state’s 2025 minimum wage increase in foodservice and hospitality, Ventures Holdings has benefited from heightened industry awareness and urgency around automation. Its plug-and-play solutions are designed to integrate easily into restaurants, hotels, healthcare facilities, school cafeterias, and other foodservice environments, with exponential benefits for operators managing multiple locations is our initial strategic focus.

SWC Group, Inc., or SWC, a California corporation which we acquired on March 31,2025, further complements the Company’s ecosystem, having served more than 6,000 foodservice operators across the United States. As a recognized leader in custom-printed foodservice packaging, SWC generates recurring revenue while also providing a ready-made distribution and marketing channel for cross-selling our robotic solutions to an established base of industry decision-makers.

On August 27, 2025, the Company completed the acquisition of the Holiday Inn Victorville, a 155-room hotel property, through an all-equity transaction valued at approximately $39.0 million (excluding contingent consideration of $7.13 million), consisting of the issuance of 216,667 shares of the Company’s Series C Convertible Preferred Stock. This property is one of two hotel assets recently acquired by the Company and is intended to support the Company’s operational presence in the hospitality sector and facilitate evaluation of its robotic solutions within an operating hotel environment.

On September 30, 2025, the Company completed the acquisition of Rancho Mirage Hilton LLC, the owner of the Hilton Garden Inn Palm Springs - Rancho Mirage, for total consideration of approximately $42.28 million (excluding contingent consideration of $4.8 million), which was satisfied through the issuance of 176,167 shares of Series C Convertible Preferred Stock.

Our Products and Services

The Company offers a comprehensive suite of products and services designed to meet the evolving needs of the hospitality and food service industries. Through TechForce, we deploy AI-enhanced robotic systems and automation services that handle repetitive, labor-intensive tasks such as food delivery, bussing, cleaning, and back-of-house operations. Future Hospitality provides plug-and-play robotic solutions integrated with proprietary AI software, enabling customers to improve efficiency, reduce labor costs, and enhance guest experiences across restaurants, hotels, healthcare facilities, and institutional foodservice environments. SWC complement these technological offerings with custom-printed packaging products, including cups, containers, and other foodservice supplies, giving operators both brand-enhancing packaging and a direct channel to adopt robotic solutions. Together, these subsidiaries allow the Company to provide end-to-end solutions, combining automation hardware, AI-enhanced software, service and maintenance, and consumable packaging products, creating a vertically integrated platform that drives operational efficiency and customer value.

TechForce’s Products and Services

The Company believes TechForce is uniquely positioned as the operational backbone of its robotics platform, leveraging decades of hands-on hospitality and food service expertise to ensure the successful deployment of AI-enhanced automation solutions. Unlike many robotics companies that focus solely on hardware, TechForce combines robotics with deep operational know-how, enabling seamless integration of automation into real-world environments.

TechForce offers a suite of robotics and automation solutions under the Robots-as-a-Service (RaaS) model, designed to address repetitive, labor-intensive, and injury-prone tasks that are increasingly difficult for staff to manage. These solutions support both guest-facing and back-of-house operations, helping operators achieve cost savings, efficiency improvements, and enhanced service consistency.

Products and Solutions

TechForce Robotics offers a portfolio of AI-enhanced robotic systems designed to support operational, logistics, and service functions in hospitality, foodservice, and other commercial environments.

(a) BIM-E - Beverage and Inventory Management Engine

BIM-E is an AI-enhanced robotic system designed to automate beverage preparation and dispensing in high-volume service environments, including hotels, resorts, stadiums, and event venues. The system is designed to support standardized beverage preparation, inventory monitoring, and operational data capture. BIM-E may integrate with point-of-sale and other operational systems, subject to configuration, and is intended to reduce manual labor requirements and improve operational consistency.

(b) TIM-E - Task and Intelligent Mobility Engine

TIM-E is an AI-enhanced autonomous mobile robotics platform designed to perform configurable logistics and service tasks within hospitality and commercial facilities. The platform supports autonomous navigation and integration with elevators and access systems, subject to site configuration. TIM-E is designed to accommodate modular payloads, enabling deployment across multiple operational use cases, including internal delivery and facility support functions.

(c) Concierge - Autonomous Delivery System

Concierge is an autonomous robotic delivery system designed for use in hotel and resort environments. The system is intended to support the transport of items such as meals, beverages, and guest supplies within a facility. Concierge supports autonomous navigation and secure compartmentalization and is designed to operate in conjunction with existing building infrastructure, subject to site configuration.

(d) LIN-E - Laundry and Housekeeping Support System

LIN-E is an AI-enhanced robotic system designed to support housekeeping and back-of-house logistics operations. The system is intended to transport laundry, linens, and waste materials within large facilities, including hotels, convention centers, and stadiums. LIN-E supports autonomous navigation and building access integration, subject to site configuration, and is designed to reduce manual handling requirements.

(e) Matradee - Food Service Support System

Matradee is a robotic system designed to assist front-of-house foodservice operations by transporting prepared food items within dining environments. The system is intended to operate alongside human staff and support service flow efficiency in high-volume foodservice settings.

(f) Dustee - Autonomous Cleaning System

Dustee is an autonomous robotic system designed to perform routine sweeping and basic floor-cleaning tasks in hospitality and commercial environments. The system is intended to support daily cleaning operations and reduce reliance on manual labor for repetitive cleaning functions.

TechForce’s management has an established track record of building and managing more than 130 hotels and developing over 50 properties from the ground up. This operational background provides the Company with a unique advantage: the ability to test, refine, and implement robotic solutions in live hospitality environments with confidence and precision.

In recent months, TechForce’s team has begun positioning its solutions for deployment across hotels, convention centers, healthcare facilities, and shopping malls. The Company is also using its owned hotel assets-including the recently acquired Holiday Inn Victorville-as innovation hubs to validate and showcase real-world use cases for robotics and AI-enhanced automation.

Future Hospitality’s Products and Services

The Company believes it is revolutionizing the hospitality industry with plug-and-play robotics and automation solutions designed to enhance service efficiency and consistency.

Future Hospitality offers two key robotics solutions through the RaaS business model, which can transform both front-end and back-end operations within the hospitality industry.

Future Hospitality offers the following products and solutions:

(a) Front-End Solutions

The serving robot, an advanced front-end solution, works alongside wait staff to ensure faster and more reliable service. These server robots help streamline service delivery, enhancing guest experiences by minimizing wait times and reducing human errors.

(b) Back-End Solutions

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

SWC’s Products and Services

The Company believes that SWC (and its commercial used name CarryOutSupplies.com) is one of the most recognized names in the custom-printed foodservice packaging industry, serving as both a revenue-generating subsidiary and a strategic channel for introducing our robotics and automation solutions to the market. With over 6,000 customers served across the United States since inception, SWC has established a strong reputation for quality, reliability, and service.

SWC provides a wide range of foodservice packaging products, specializing in custom printing that helps operators strengthen their brand identity while meeting day-to-day operational needs.

SWC offers the following products and solutions:

(a) Custom-Printed Cups

Disposable paper and plastic cups available in multiple sizes, with high-quality custom printing to promote brand visibility and enhance customer experience

(b) Takeout Containers and Boxes

Eco-friendly and durable packaging for restaurants, caterers, and foodservice operators, designed to keep food fresh during transport while showcasing custom branding.

(c) Utensils and Accessories

Branded or generic foodservice accessories, including straws, cutlery, napkins, and lids, to provide operators with a one-stop shop for all consumable needs.

(d) Eco-Friendly Packaging Solutions

Compostable and recyclable packaging options are designed to meet increasing consumer and regulatory demand for sustainable products, helping operators align with ESG and green initiatives.

In addition to providing consumables, SWC serves as a strategic sales and distribution channel for the Company’s robotics offerings. Its established relationships with thousands of foodservice operators give the Company immediate access to decision-makers who are increasingly seeking automation solutions to reduce costs and improve efficiency.

By offering consumable products alongside its robotic solutions, SWC seeks to generate recurring revenue and support adoption of the Company’s automation technologies in hospitality and foodservice environments. The integrated offering is intended to support operational efficiencies through standardized supplies and coordinated logistics.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the six months ended December 31, 2025.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at December 31, 2025 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2025, the Company issued unregistered equity securities as described below.

Cash

In December 2025, the Company issued an aggregate of 22,360,575 shares of common stock to seven (7) accredited investors in several private placement transactions for aggregate gross proceeds of $894,423 ($0.04 per share). The proceeds were used for general corporate purposes and working capital. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Stock Issued for Services

On October 22, 2025, the Company issued 589 shares of Series C Convertible Preferred Stock (convertible into 3,534,000 shares of common stock at a 6,000:1 conversion ratio) to a consultant in consideration for services rendered. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Common Stock Issued Upon Cashless Exercise of Warrants

During the three months ended December 31, 2025, holders exercised 3,844,697 warrants on a cashless basis, resulting in the issuance of 2,465,698 shares of common stock. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Conversion of Convertible Debt to Common Stock

During the three months ended December 31, 2025, certain convertible debt holders converted an aggregate of $372,437 of principal and accrued interest into 11,285,994 shares of common stock (average conversion price of approximately $0.033 per share). The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Conversion of Series B Convertible Preferred Stock

During the three months ended December 31, 2025, the Company issued 16,313,700 shares of common stock upon the conversion of 1,950 shares of Series B Preferred Stock at the 8,366:1 conversion ratio. Following these conversions, no shares of Series B Preferred Stock remain outstanding. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Conversion of Series D Convertible Preferred Stock

In December 2025, the Company issued 9,000,000 shares of common stock upon the conversion of 1,500 shares of Series D Convertible Preferred Stock at the 6,000:1 conversion ratio. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

Stock Issued for Services

On February 1, 2026, the Company issued 2,000,000 shares of common stock to a consultant in consideration for services rendered. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2025)
3.4	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.5	Certificate of Designation - Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018)
3.6	Amendment to Certificate of Designation - Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2025)
3.7	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.9	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.11	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2025)
3.12	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2025).
4.1	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023 (incorporated by reference to Exhibit 4.3 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.4	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023 (incorporated by reference to Exhibit 4.6 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.5	Common Stock Purchase Warrant dated October 8, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).

10.2	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.3	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.4	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.5	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.6	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.7	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.8	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.9	Share Exchange Agreement by and among Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., Sean Folkson as the holder of the Series A Preferred Stock of NGTF and the sole shareholder of FHVH dated January 22, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2024)
10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.11	Promissory Note dated January 24, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.12++	Consulting Agreement between Nightfood Holdings, Inc. and Sean Folkson, dated February 2, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.13++	Employment Agreement between Nightfood Holdings, Inc. and Lei Sonny Wang, dated February 2, 2024. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.14	Letter Agreement between Fourth Man, LLC and Nightfood Holdings, Inc. dated February 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024)
10.15	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.16	Promissory Note dated March 12, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.17	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.18	Promissory Note dated May 5, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.19	Letter Agreement dated July 22, 2024 with Fourth Man, LLC amending the right to adjustment of the conversion price of certain promissory notes (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.20	Share Exchange Agreement dated September 4, 2024 with Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc. and Sugarmade, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2024)
10.21	Promissory Note dated September 23, 2024 with Mast Hill Fund, L.P (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)

10.22	Securities Purchase agreement dated September 23, 2024 with Mast Hill Fund LP (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.23	First Amendment to the Share Exchange Agreement dated December 10, 2024. (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 19, 2024)
10.24	Securities Purchase Agreement, dated October 8, 2025, by and between Nightfood Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.25	Senior Secured Promissory Note, dated October 8, 2025, issued by Nightfood Holdings, Inc. in favor of Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.26	Tenth Amendment to Security Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.27	Tenth Amendment to Pledge Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Jimmy Chan, and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.28	Tenth Amendment to Guarantee Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.29	Equity Purchase Agreement dated October 8, 2025 between Nightfood Holdings, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.30	Registration Rights Agreement dated October 8, 2025 between Nightfood Holdings, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.31	Share Exchange Agreement dated September 30, 2025. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2025).
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
++	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: February 23, 2026	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

