Form 10-Q
period 2026-03-31
NightFood Holdings, Inc.
filed 2026-05-20
CIK 1593001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-55406

NIGHTFOOD HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3885019
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

13501 South Main Street Los Angeles, California	90061
(Address of Principal Executive Offices)	(Zip Code)

866-291-7778

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On May 20, 2026 the issuer had 507,476,668 shares of common stock outstanding.

i

Nightfood Holdings, Inc.

Item 1. Financial Statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	June 30, 2025

Assets

Current Assets
Cash	$732,691	$350,231
Accounts receivable - net	259,812	46,215
Inventory	385,159	319,491
Deferred offering costs	258,723	-
Prepaids and other	247,320	61,529
Total Current Assets	1,883,705	777,466

Property and equipment - net	23,453,185	240,824

Operating lease - right-of-use asset	1,847,061	-

Goodwill	95,686,177	4,504,177

Intangible assets - net	6,107,303	1,802,067

Total Assets	$128,977,431	$7,324,534

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$5,937,824	$3,156,258
Accounts payable and accrued expenses - related parties	2,536,550	322,900
Deferred revenue	573,796	557,725
Convertible notes payable - net	5,534,235	4,271,103
Mortgage notes payable	424,595	-
Derivative liabilities	4,100,046	805,765
Derivative liabilities - related parties	363,773	297,227
Notes payable - net	5,180,828	1,576,250
Operating lease liability	338,240	-
Liabilities of discontinued operations	392,091	479,005
Total Current Liabilities	25,381,978	11,466,233

Long Term Liabilities
Convertible notes payable - net	215,340	447,241
Convertible notes payable - related parties - net	154,523	20,149
Mortgage notes payable	18,861,622	-
Notes payable - net	-	14,024
Operating lease liability	1,749,596	-
Total Long Term Liabilities	20,981,081	481,414

Total Liabilities	46,363,059	11,947,647

Commitments and Contingencies

Temporary Equity
Series B, Convertible Preferred stock - $0.001 par value; 0 and 5,000 shares designated none and 1,950 shares issued and outstanding, respectively	-	5,065,421
Series C, Convertible Preferred stock - $0.001 par value; 0 and 500,000 shares designated none and 145,966 shares issued and outstanding, respectively	-	7,415,730
Series D, Convertible Preferred stock - $0.001 par value; 0 and 100,000 shares designated none and 3,334 shares issued and outstanding, respectively	-	227,910
Total Temporary Equity	-	12,709,061

Stockholders’ Deficit
Preferred stock - $0.001 par value; 1,000,000 shares authorized	-	-
Series A Preferred stock - $0.001 par value; 1,000 shares designated 1,000 shares issued and outstanding	1	1
Series B, Convertible Preferred stock - $0.001 par value; 5,000 and 0 shares designated no shares issued and outstanding	-	-
Series C, Convertible Preferred stock - $0.001 par value; 800,000 and 0 shares designated 538,138 and 0 shares issued and outstanding, respectively	538	-
Series D, Convertible Preferred stock - $0.001 par value; 100,000 and 0 shares designated 1,834 and 0 shares issued and outstanding, respectively	2	-
Common stock - $0.001 par value, 900,000,000 shares authorized 506,271,889 and 136,961,021 shares outstanding, respectively	506,273	136,961
Additional paid-in capital	142,265,941	29,284,708
Accumulated deficit	(60,158,383)	(46,753,844)
Total Stockholders’ Equity (Deficit)	82,614,372	(17,332,174)

Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficit)	$128,977,431	$7,324,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025

Revenues - net	$2,709,023	$1,264	$5,681,079	$1,681

Costs and expenses
Cost of sales	724,361	-	1,974,415	-
Depreciation and amortization	1,063,102	-	2,414,226	-
General and administrative expenses	5,091,316	1,566,833	11,143,240	1,977,559
Total costs and expenses	6,878,779	1,566,833	15,531,881	1,977,559

Loss from operations	(4,169,756)	(1,565,569)	(9,850,802)	(1,975,878)

Other income (expense)
Interest income	-	3,811	-	70,900
Other income	6,101	-	38,524	-
Loss on debt extinguishment	-	-	-	(113,955)
Derivative expense	(590,630)	(611,583)	(1,486,387)	(611,583)
Interest expense (including amortization of debt discount)	(1,956,735)	(336,432)	(4,131,634)	(981,199)
Change in fair value of derivative liabilities	1,290,823	-	2,028,810	-
Total other income (expense) - net	(1,250,441)	(944,204)	(3,550,687)	(1,635,837)

Net loss from continuing operations	(5,420,197)	(2,509,773)	(13,401,489)	(3,611,715)

Net loss from discontinued operations	(487)	(31,779)	(3,050)	(174,054)

Net loss before provision for income taxes	(5,420,684)	(2,541,552)	(13,404,539)	(3,785,769)

Provision for income taxes	-	-	-	-

Net loss	$(5,420,684)	$(2,541,552)	$(13,404,539)	$(3,785,769)

Deemed dividend on Series B Preferred Stock	-	-	-	(11,566)

Net loss available to common stockholders	$(5,420,684)	$(2,541,552)	$(13,404,539)	$(3,774,203)

Loss per share - basic and diluted - continuing operations	$(0.02)	$(0.02)	$(0.07)	$(0.03)
Loss per share - basic and diluted - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.03)

Weighted average number of shares - basic and diluted	266,907,045	128,957,407	193,095,368	128,945,181

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statement of Changes in Temporary Equity and Stockholders’ Deficit

For the Three and Nine Months Ended March 31, 2026

(Unaudited)

	Preferred Stock - Classified as Temporary Equity
	Series B - Convertible		Series C - Convertible		Series D - Convertible		Additional	Total	Series A		Series C - Convertible		Series D - Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Temporary	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

June 30, 2025	1,950	$2	145,966	$146	3,334	$3	$12,708,910	$12,709,061	1,000	$1	-	$-	$-	$-	136,961,021	$136,961	$29,284,708	$(46,753,844)	$(17,332,174)

Acquisition of Victorville	-	-	216,667	217	-	-	38,999,843	39,000,060	-	-	-	-	-	-	-	-	-	-	-

Acquisition of Rancho Mirage	-	-	176,167	176	-	-	42,279,904	42,280,080	-	-	-	-	-	-	-	-	-	-	-

Forgiveness of pre-existing relationship with target acquiree	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,652,671	-	2,652,671

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	10,050	10	-	-	410,030	410,040	-	-	-	-	-	-	-	-	-	-	-

Conversion of convertible debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14,980,901	14,981	479,389	-	494,370

Contingent consideration - acquisition of Victorville	-	-	-	-	-	-	7,125,000	7,125,000	-	-	-	-	-	-	-	-	-	-	-

Contingent consideration - acquisition of Rancho Mirage	-	-	-	-	-	-	4,800,000	4,800,000	-	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,695,535)	(3,695,535)

September 30, 2025	1,950	$2	548,850	$549	3,334	$3	$106,323,687	$106,324,241	1,000	$1	-	$-	$-	$-	151,941,922	$151,942	$32,416,768	$(50,449,379)	$(17,880,668)

Stock issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,360,575	22,361	872,062	-	894,423

Stock issued for services	-	-	-	-	-	-	-	-	-	-	589	1	-	-	-	-	282,719	-	282,720

Warrants issued as deferred offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	258,723	-	258,723

Cashless exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,465,698	2,466	(2,466)	-	-

Conversion of convertible debt into common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,285,994	4,286	137,151	-	141,437

Conversion of accrued interest payable into common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,000,000	7,000	224,000	-	231,000

Conversion of Series B preferred stock into common stock	(1,950)	(2)	-	-	-	-	(16,312)	(16,314)	-	-	-	-	-	-	16,313,700	16,314	(16,314)	-	-

Conversion of Series D preferred stock into common stock	-	-	-	-	(1,500)	(1)	(8,999)	(9,000)	-	-	-	-	-	-	9,000,000	9,000	(9,000)	-	-

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	-	-	-	-	-	-	-	-	10,050	10	-	-	-	-	410,030	-	410,040

Reclassification of Series B preferred stock from temporary to permanent equity	-	-	-	-	-	-	(5,049,107)	(5,049,107)	-	-	-	-	-	-	-	-	5,074,421	-	5,074,421

Reclassification of Series C preferred stock from temporary to permanent equity	-	-	(548,850)	(549)	-	-	(89,105,361)	(89,105,910)	-	-	548,850	549	-	-	-	-	89,105,361	-	89,105,910

Reclassification of Series D preferred stock from temporary to permanent equity	-	-	-	-	(1,834)	(2)	(218,908)	(218,910)	-	-	-	-	1,834	2	-	-	218,908	-	218,910

Reclassification of contingent consideration - Victorville	-	-	-	-	-	-	(7,125,000)	(7,125,000)	-	-	-	-	-	-	-	-	7,125,000	-	7,125,000

Reclassification of contingent consideration - Rancho Mirage	-	-	-	-	-	-	(4,800,000)	(4,800,000)	-	-	-	-	-	-	-	-	4,800,000	-	4,800,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,288,320)	(4,288,320)

December 31, 2025	-	$-	-	$-	-	$-	$-	$-	1,000	$1	559,489	$560	$1,834	$2	213,367,889	$213,369	$140,897,363	$(54,737,699)	$86,373,596

Stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000	82,000		84,000

Stock issued for intellectual property	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,000,000	7,000	246,400		253,400

Conversion of Series C preferred stock to common stock	-	-	-	-	-	-	-	-	-	-	(45,634)	(47)			273,804,000	273,804	(273,757)		-

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	-	-	-	-	-	-	-	-	24,283	25				-	990,735		990,760

Conversion of convertible debt and accrued interest into common stock	-	-	-	-	-	-	-	-	-	-	-	-			10,100,000	10,100	323,200		333,300

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,420,684)	(5,420,684)

March 31, 2026	-	$-	-	$-	-	$-	$-	$-	1,000	$1	538,138	$538	1,834	$2	506,271,889	$506,273	$142,265,941	$(60,158,383)	$82,614,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended March 31, 2025

(Unaudited)

	Series A		Series B - Convertible		Series C - Convertible		Series D - Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

June 30, 2024	1,000	$1	1,950	$2	13,333	$13	1,667	$2	128,907,407	$128,907	$35,064,148	$(38,626,400)	$(3,433,327)

Common stock issued for services	-	-	-	-	-	-	-	-	50,000	50	945	-	995

Loss on debt extinguishment	-	-	-	-	-	-	1,667	1	-	-	113,954	-	113,955

Deemed dividend - Series B preferred stock - warrant dilution adjustment	-	-	-	-	-	-	-	-	-	-	11,556	(11,556)	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(764,611)	(764,611)

September 30, 2024	1,000	1	1,950	2	13,333	13	3,334	3	128,957,407	128,957	35,190,603	(39,402,567)	(4,082,988)

Deposit on future acquisition of SWC	-	-	-	-	83,333	84	-	-	-	-	-	-	84

Net loss	-	-	-	-	-	-	-	-	-	-	-	(479,606)	(479,606)

December 31, 2024	1,000	1	1,950	2	96,666	97	3,334	3	128,957,407	128,957	35,190,603	(39,882,173)	(4,562,510)

Vesting of Series C - convertible preferred stock - issued as compensation	-	-	-	-	26,417	26	-	-	-	-	1,077,774	-	1,077,800

Acquisition of SWC	-	-	-	-	-	-	-	-	-	-	4,399,898	-	4,399,898

Acquisition of Skytech	-	-	-	-	10,000	10	-	-	-	-	527,990	-	528,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,541,552)	(2,541,552)

March 31, 2025	1,000	$1	1,950	$2	133,083	$133	3,334	$3	128,957,407	$128,957	$41,196,265	$(42,423,725)	$(1,098,364)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Nightfood Holdings, Inc. and Subsidiaries

DBA Techforce Robotics

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2026	2025

Operating activities
Net loss	$(13,404,539)	$(3,785,769)
Less: net loss - discontinued operations	(3,050)	(174,054)
Net loss - continuing operations	(13,401,489)	(3,611,715)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,174,582	3,970
Amortization of right-of-use asset	243,951	-
Loss on debt extinguishment	-	113,955
Derivative expense	1,486,387	611,583
Change in fair value of derivative liabilities	(2,028,810)	-
Amortization of debt discount	2,031,240	186,318
Bad debt expense	58,769	-
Stock issued for services	366,720	48,801
Stock issued for intellectual property	253,400	-
Stock issued for financing costs	-	995
Vesting of Series C - preferred stock - issued as compensation	1,810,840	1,077,800
Interest expense incurred in connection with increase in debt principal	48,805	73,750
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(188,366)	(50,809)
Inventory	(18,668)	(187)
Prepaids and other	(13,790)	57,470
Increase (decrease) in
Accounts payable and accrued expenses	(221,571)	1,445,898
Accounts payable and accrued expenses - related party	2,271,092	(613,476)
Deferred revenues	4,071	-
Operating lease liability	(3,176)	-
Net cash used in operating activities - continuing operations	(5,126,013)	(655,647)
Net cash used in operating activities - discontinued operations	(89,964)	(9,607)
Net cash used in operating activities	(5,215,977)	(665,254)

Investing activities
Cash acquired in acquisitions	1,269,000	28,253
Acquisition of property and equipment	(252,179)	(39,700)
Acquisition costs secured by debt	-	(283,343)
Net cash provided by (used in) investing activities	1,016,821	(294,790)

Financing activities
Proceeds from common stock issued for cash	894,423	-
Repayments on notes payable	(18,272)	-
Proceeds from convertible notes payable	3,903,248	959,650
Repayments on mortgage notes payable	(197,783)	-
Net cash provided by (used in) financing activities	4,581,616	959,650

Net increase (decrease) in cash	382,460	(394)

Cash - beginning of period	350,231	148,294

Cash - end of period	$732,691	$147,900

Supplemental disclosure of cash flow information
Cash paid for interest	$1,674,399	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of Series C - convertible preferred stock in connection with acquisition of Rancho Mirage	$42,280,080	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of Victorville	$39,000,060	$-
Contingent consideration arrangement - Series C - convertible preferred stock - Victorville	$7,125,000	$-
Contingent consideration arrangement - Series C - convertible preferred stock - Rancho Mirage	$4,800,000	$-
Forgiveness of pre-existing relationship with target acquiree	$2,652,671	$-
Net deficit of Victorville and Rancho Mirage acquisitions	$2,617,000	$-
Discounts in connection with issuance of debt and warrants - convertible notes payable	$4,596,471	$855,076
Right-of-use asset obtained in exchange for new operating lease liability	$2,091,012	$-
Common stock issued in connection with conversion of convertible notes payable	$1,200,107	$-
Warrants issued as deferred offering costs	$258,723	$-
Cashless exercise of warrants	$2,466	$-
Conversion of accounts payable into convertible note payable - related party	$73,927	$-
Issuance of Series C - convertible preferred stock in connection with acquisition of SWC	$-	$4,399,982
Issuance of Series C - convertible preferred stock in connection with acquisition of Skytech	$-	$528,000
Deemed dividend associated with Series B, convertible preferred stock - dilutive warrant adjustments	$-	$11,566
Common stock issued in connection with conversion of preferred stock	$-	$83
Net equity of SWC acquired	$-	$2,575,187
Net equity of Skytech acquired	$-	$262,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

Nightfood Holdings, Inc. and its subsidiaries (“Nightfood,” “NGTF,” “we,” “our,” or the “Company”) operate as an AI-Enhanced hospitality technology and service robotics company focused on the development, deployment, and commercialization of autonomous robotic and automation solutions designed to improve operational efficiency across the hospitality, foodservice, healthcare, biotech, logistics, and facilities-management industries.

Recent business developments have expanded the Company’s operational scope beyond traditional Robotics-as-a-Service (“RaaS”) offerings into enterprise-level automation, custom engineering, and integrated AI-Enhanced robotics solutions. Through strategic partnerships, distribution expansion initiatives, manufacturing relationships, and technology integration collaborations, the Company is positioning itself to support scalable deployments for enterprise customers seeking customized automation solutions tailored to their operational environments.

As part of the Company’s commercialization and market expansion strategy, Nightfood continues to pursue strategic acquisitions and vertical integration initiatives intended to expand its service offerings, technological capabilities, and operational infrastructure. The Company also seeks to increase market penetration through organic growth, strategic partnerships, established distribution channels, and relationships with industry operators and service providers.

In addition, the Company is actively pursuing collaborations with sector-leading operators, manufacturers, technology providers, and enterprise customers to co-develop industry-specific automation solutions for its target markets. These partnerships are intended to support the design, testing, refinement, and deployment of practical real-world applications within live commercial environments, enabling the Company to build solutions driven by operational use cases, customer feedback, and real-time performance requirements rather than purely conceptual development initiatives.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Current Status

As of March 31, 2026, the Company had initiated early customer deployments under this model and commenced revenue-generating activities.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

See Note 14 for summary of the Company’s discontinued operations for the three and nine months ended March 31, 2026 and 2025, respectively.

Fiscal Year

The Company’s fiscal year end is June 30.

Organizational Structure

Company Name		Incorporation Date	State of Incorporation

Nightfood Holdings, Inc. (“NGTF”) DBA TechForce Robotics		November 22, 2022	Nevada
Nightfood, Inc. (“Nightfood”)	2	January 14, 2010	New York
Future Hospitality Ventures Holdings, Inc. (“FHVH”) DBA RoboOp365		February 2, 2024	Nevada
SWC Group, Inc. (“SWC”) DBA CarryoutSupplies.com	1	July 19, 2004	California
TechForce Robotics, Inc. FKA Skytech Automated Solutions, Inc. (“Skytech”)	1	October 6, 2023	Delaware
Victorville Treasure Holdings, LLC DBA Holiday Inn (“VV”)	3	February 26, 2014	California
Treasure Mountain Holdings, LLC DBA Hilton Garden Inn (“RM”)	4	July 5, 2013	California

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Liquidity and Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, for the nine months ended March 31, 2026, the Company had:

●	Net loss attributable to common stockholders of $13,404,539; and
●	Net cash used in operating activities was $5,215,977

Additionally, at March 31, 2026, the Company had:

●	Accumulated deficit of $60,158,383
●	Working capital deficit of $23,498,273; and
●	Cash on hand of $732,691

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

Similarly, following the acquisitions of the Victorville and Rancho Mirage hotel properties during the nine months ended March 31, 2026, the Company began generating revenue within its hospitality segment. Although these hotels provide recurring operating revenue from lodging and related guest services, current levels of hotel revenue are also insufficient to support the Company’s ongoing operating and development activities.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Acquisition of BIM-E Intellectual Property and Technology Assets (Asset Purchase)

1. Overview

On February 17, 2026 (the “Effective Date”), the Company acquired certain intellectual property and technology assets (the “BIM-E Assets”) from an individual seller (the “Seller”) pursuant to an Asset Purchase and IP Assignment Agreement. The BIM-E Assets relate to an autonomous beverage dispensing robotics platform historically known as “Beer Bot” and its evolved platform “BIM-E,” consisting of patents and patent applications, copyrights and software (source code, object code, and firmware), artificial intelligence and machine learning models and datasets, trade secrets and engineering know-how, trademarks (including the “BIM-E” and “Beer Bot” names), and related domain names, code repositories, and digital infrastructure. No liabilities of the Seller were assumed.

Concurrently, the Company entered into an Employment Agreement engaging the Seller as Chief Mechatronics Architect and an Incentive Award Agreement providing for performance-based equity tied to revenue milestones of the BIM-E platform.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

2. Asset Acquisition Treatment

The Company evaluated the acquisition under Accounting Standards Codification (ASC) 805, Business Combinations, and concluded that the transaction does not constitute a business combination. The BIM-E Assets represent pre-commercialization intellectual property with no revenue-generating activity, no organized workforce, no customer base, and no outputs. Substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group (developed technology intellectual property), and the acquired set therefore meets the screen test in ASC 805-10-55-5A and fails to meet the definition of a business under ASC 805-10-55. The transaction has been accounted for as an asset acquisition.

3. Consideration and Accounting Treatment

A. Consideration Transferred. The aggregate consideration consisted of 7,000,000 fully vested, non-forfeitable shares of the Company’s common stock (the “Consideration Shares”) issued to the Seller on the Effective Date at a fair value of $0.0362 per share (the closing market price on February 17, 2026), or approximately $253,400 in the aggregate. The Consideration Shares are not subject to any vesting schedule, continued service requirement, or repurchase right.

B. Expensing as Research and Development. The BIM-E Assets consist entirely of in-process research and development intellectual property that has not achieved technological feasibility and has no alternative future use. In accordance with ASC 730-10-25-2(c), the aggregate consideration of $253,400 was expensed as research and development within general and administrative expenses in the consolidated statement of operations during the period of acquisition.

C. Separation of Purchase Price from Employment Compensation. The Asset Purchase Agreement expressly provides that the consideration is solely for the BIM-E Assets and does not represent wages, salary, or compensation for post-closing services. Based on the arm’s-length terms of the Asset Purchase Agreement, the Board’s determination that the consideration is commensurate with the fair value of the assets received, and the explicit contractual separation, the Company concluded that no portion of the Consideration Shares should be attributed to the Seller’s concurrent employment.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

4. Employment Agreement and Performance-Based Warrants

The Employment Agreement, effective February 17, 2026, provides the Seller an annual base salary of $100,000 and performance-based, cashless-exercise warrants (the “Earn-Out Warrants”) to purchase the Company’s common stock at an exercise price of $0.04 per share, with a five-year term from the date of employment.

The Earn-Out Warrants are earned in tranches of 10,000,000 warrants for each incremental $5,000,000 of trailing twelve-month (TTM) revenue attributable to the BIM-E platform, up to a cumulative maximum of 100,000,000 warrants at $50,000,000 of TTM revenue.

A. Stock-Based Compensation Recognition. The Earn-Out Warrants are accounted for as performance-based stock compensation under ASC 718, Compensation - Stock Compensation. Compensation cost will be recognized when, and to the extent that, achievement of the applicable TTM revenue performance condition becomes probable. As of the reporting date, no TTM revenue milestones have been achieved, no Earn-Out Warrants have vested, and no compensation cost has been recognized.

B. Warrant Classification. The Company evaluated the Earn-Out Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and ASC 480, Distinguishing Liabilities from Equity. The cashless exercise feature results in a fixed-for-fixed settlement in the Company’s own shares, and the warrants contain only standard anti-dilution adjustments that do not preclude equity classification. Accordingly, the Earn-Out Warrants are indexed to the Company’s own stock and meet the conditions for equity classification under ASC 815-40-25. If and when issued, the warrants will be classified within stockholders’ equity.

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

MARCH 31, 2026

Significant judgments in goodwill impairment testing include:

●	Determining the appropriate reporting units.
●	Forecasting future cash flows.
●	Selecting appropriate discount rates and market multiples.
●	Assessing macroeconomic factors, industry trends, and Company-specific performance.

Impairment Charges

Fiscal Year End June 30, 2026

The Company did not record any goodwill impairments during the three and nine months ended March 31, 2026 and 2025, respectively.

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

MARCH 31, 2026

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

Reportable Segments

Following the acquisition of SWC Group, Inc. (d/b/a CarryOutSupplies.com) on March 31, 2025, the commencement of commercial activities under the Robotics-as-a-Service (“RaaS”) model, and the acquisitions of two hotel properties during the nine months ended March 31, 2026, management determined that the Company operates in three reportable segments:

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Significant estimates for the nine months ended March 31, 2026 and the year ended June 30, 2025, respectively, include:

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

MARCH 31, 2026

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Customer Concentration

As of March 31, 2026, no single customer accounted for 10% or more of the Company’s consolidated revenues.

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

Significant Estimates Subject to Near-Term Variability

Certain of the Company’s estimates are particularly sensitive to changes in conditions in the near term. These include:

Fair value of acquired assets and assumed liabilities

The Company completed two hotel property acquisitions during the nine months ended March 31, 2026. The purchase price allocations involve significant estimates regarding the fair values of property and equipment, identifiable intangible assets, contingent consideration, and goodwill. Adjustments to preliminary valuations within the measurement period could materially affect reported amounts. See Note 9.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company operates across multiple industries - including foodservice packaging distribution, robotics-as-a-service (“RaaS”), and hotel operations - that are each subject to unique competitive, economic, and operational risks. These industries are characterized by rapid changes in market dynamics, evolving customer preferences, technological innovation, and sensitivity to macroeconomic conditions. As a result, the Company is exposed to various risks and uncertainties that may materially impact its financial condition, results of operations, cash flows, and strategic objectives.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts receivable, accounts payable and accrued expenses (including related party balances), and certain debt instruments—are recorded at historical cost. As of March 31, 2026 and June 30, 2025, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2026 and June 30, 2025, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2026 and June 30, 2025, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

MARCH 31, 2026

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

Allowance for expected credit losses was $54,498 and $51,962, at March 31, 2026 and June 30, 2025, respectively.

The following is a summary of the Company’s accounts receivable at March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025

Accounts receivable	$314,310	$98,177
Less: allowance for credit losses	54,498	51,962
Accounts receivable - net	$259,812	$46,215

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Bad Debt Expense

For the three and nine months ended March 31, 2026 and 2025, bad debt was as follows:

Three Months Ended March 31,
2026	2025
$(7,408)	$-

Nine Months Ended March 31,
2026	2025
$58,769	$-

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

As of March 31, 2026 and June 30, 2025, inventory consisted primarily of:

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

MARCH 31, 2026

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

Inventory Valuation and Reserves

Management evaluates inventory at each reporting date to determine whether reserves are required for slow-moving, obsolete, or impaired items. In performing this assessment, management considers:

●	aging and turnover trends;
●	expected future demand;
●	historical usage and spoilage (particularly for perishable hotel F&B items);
●	current market and pricing conditions; and
●	estimated net realizable value.

Adjustments to inventory reserves are recorded within cost of revenues in the period identified.

No inventory write-downs or adjustments to LCNRV were recorded during the three and nine months ended March 31, 2026 or 2025, respectively.

At March 31, 2026 and June 30, 2025, inventory was as follows:

Classification	March 31, 2026	June 30, 2025
Packaging and supplies	$343,810	$319,491
Food and beverage	41,349	-
Total Inventory	$385,159	$319,491

Included in these amounts were $57,350 and $92,513 of inventory in transit, respectively.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Impairment Results

For the three and nine months ended March 31, 2026 and 2025, respectively, the Company did not record any impairment losses.

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

MARCH 31, 2026

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

Derivative Liability Balances

As of March 31, 2026 and June 30, 2025, the Company had derivative liabilities of $4,463,819 and $1,102,992, respectively.

Included in these totals are amounts to related parties of $363,773 and $297,227, respectively.

See Notes 11 and 12.

Original Issue Discounts and Other Debt Discounts

The Company accounts for original issue discounts (OID) and other debt discounts in accordance with FASB ASC 835-30, Interest - Imputation of Interest. These discounts are recorded as a reduction of the carrying amount of the related debt and are amortized to interest expense over the term of the debt using the effective interest method, unless the straight-line method is materially similar.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Lease Impairment

The Company evaluates ROU assets for impairment indicators whenever events or changes in circumstances suggest the carrying amount may not be recoverable. No impairments of ROU assets were recognized for the three and nine months ended March 31, 2026 and 2025, respectively.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Summary of Compliance with ASC 606 and ASU Updates

Revenue Stream	Entity	Performance Obligation	Recognition Timing	Consideration Type

Foodservice Packaging	SWC	Shipment of goods to customer	Point in time - revenue is recognized when control transfers upon shipment	Fixed price (wholesale contracts); excludes sales tax

Robotics as a Service (RaaS)	Techforce and FHVH	Provision of robotics equipment access, remote monitoring software, and related support services over the contract term	Over time - revenue is recognized ratably over the 36-month contract term, as the Company has a contractual right to payment for services rendered to date.	Fixed monthly consideration, billed in advance Non-cancellable 36-month contracts with auto renewals

Hotel Operations	Victorville/Rancho Mirage	Provision of lodging and related guest services (rooms, food, beverage, and other ancillary services)	Point in time – revenue is recognized when the performance obligation is satisfied, typically upon guest occupancy (for rooms) or at the time goods/services are provided (for food, beverage, and ancillary services).	Fixed transaction price, generally settled at check-out. Prices exclude sales tax.

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

As of March 31, 2026 and June 30, 2025, the Company had deferred revenue of $573,796 and $557,725, respectively.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following represents the Company’s disaggregation of revenues for the nine months ended March 31, 2026 and 2025:

	Nine Months Ended March 31,
	2026		2025

	Revenue	% of Revenues	Revenue	% of Revenues
Foodservice Packaging	$1,091,895	19.22%	$-	0.00%
Robotics as a Service (RaaS)	37,986	0.67%	1,681	100.00%
Hotels	4,551,198	80.11%	-	0.00%
Total revenues - net	$5,681,079	100.00%	$1,681	100.00%

Revenue is disaggregated by primary revenue stream, consistent with the Company’s reportable segments and the nature, timing, and uncertainty of revenue recognition described herein.

The Company did not generate revenues from continuing operations during the nine months ended March 31, 2025.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

As of March 31, 2026 and June 30, 2025, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the consolidated statement of operations. No interest and penalties were recorded for the nine months ended March 31, 2026 and 2025, respectively.

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

MARCH 31, 2026

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

Valuation Allowance Determination

At March 31, 2026 and June 30, 2025, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company recognized marketing and advertising costs during the three and nine months ended March 31, 2026 and 2025, respectively as follows:

	Three Months Ended March 31,
	2026	2025

Total Sales and Marketing	$49,564	$6,466

	Nine Months Ended March 31,
	2026	2025

Total Sales and Marketing	$139,616	$10,442

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

MARCH 31, 2026

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Anti-Dilutive Securities

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the nine months ended March 31, 2026 and 2025 because their effect would have been anti-dilutive:

	March 31, 2026	March 31, 2025
Convertible debt	137,111,874	347,064,656
Series B, convertible preferred stock (8,366:1)	-	9,750,000
Series C, convertible preferred stock (6,000:1)	13,578,000	798,498,000
Series D, convertible preferred stock (6,000:1)	11,004,000	20,004,000
Warrants	193,651,646	191,996,343
Total common stock equivalents	355,345,520	1,367,312,999

All financial instruments listed above included as common stock equivalents represent those that are fully vested and exercisable.

Series C Convertible Preferred Stock - Lock-Up Provisions

Certain shares of Series C Convertible Preferred Stock issued as compensation and as acquisition consideration are subject to contractual lock-up provisions that restrict conversion into common stock for a specified period following issuance.

As of March 31, 2026, the Company had 538,138 shares of Series C Convertible Preferred Stock issued and outstanding, convertible into 3,228,828,000 shares of common stock on an as-converted basis at a conversion ratio of 6,000 shares of common stock for each share of Series C Convertible Preferred Stock.

Of the total outstanding, 535,875 shares, representing 3,215,250,000 common share equivalents, are subject to contractual lock-up provisions and are not currently eligible for conversion. The lock-up provisions restrict conversion until the Company has completed an uplisting to a senior national stock exchange and effected a reverse stock split such that the Company’s authorized common shares are sufficient to accommodate conversion of all outstanding convertible securities. The remaining 2,263 shares, convertible into 13,578,000 shares of common stock, are currently eligible for conversion and are included in the anti-dilutive securities table above. The 535,875 locked-up shares (representing 3,215,250,000 common share equivalents) are excluded from both the anti-dilutive securities table above and the authorized share sufficiency analysis for all periods in which the lock-up restrictions remain in effect. Upon expiration of the applicable lock-up periods, such shares will be included in the anti-dilutive securities table to the extent the Company continues to report a net loss, or in diluted net loss per share if the Company reports net income.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Because the condition that gave rise to the temporary equity classification - the insufficiency of authorized common shares - was resolved, the Company reclassified its Series B, Series C, and Series D Convertible Preferred Stock from temporary equity to permanent stockholders’ equity effective November 19, 2025. The reclassification was recorded at the then-existing carrying values, with no gain or loss recognized. The aggregate carrying value reclassified was $106,298,927, which included $11,925,000 attributable to a contingent consideration arrangement payable in Series C Convertible Preferred Stock. Any shares of Series C Convertible Preferred Stock issued or issuable upon resolution of the contingent consideration arrangement are subject to the same contractual lock-up provisions applicable to the outstanding Series C Convertible Preferred Stock and are not eligible for conversion until the Company has completed an uplisting to a senior national stock exchange and effected a reverse stock split such that the Company’s authorized common shares are sufficient to accommodate conversion of all outstanding convertible securities.

Contingent Consideration - Series C Convertible Preferred Stock

In connection with the acquisitions of the Victorville and Rancho Mirage hotel properties, the Company agreed to issue additional shares of Series C Convertible Preferred Stock upon the achievement of certain post-acquisition milestones As of March 31, 2026, the contingencies had not been resolved and no shares had been issued under these arrangements.

The contingent consideration provides for the issuance of up to 41,667 shares related to the Victorville acquisition and up to 20,000 shares related to the Rancho Mirage acquisition, for a combined total of up to 61,667 shares, representing 370,002,000 shares of common stock on an as-converted basis. As of March 31, 2026, no milestones have been achieved and no shares have been issued under these arrangements. Accordingly, the contingent shares have not been included in the authorized share sufficiency analysis. In the event the milestones are achieved and the contingent shares are issued, the Company will reassess authorized share sufficiency at that time, as the 370,002,000 equivalent shares would exceed the Company’s remaining available authorized shares of 38,382,591 as of March 31, 2026.

The contingent consideration was initially measured at fair value in accordance with ASC 805, Business Combinations, and classified as temporary equity due to the authorized share insufficiency described above. The fair value of the contingent consideration as of March 31, 2026 was $11,925,000, comprised of $7,125,000 related to the Victorville acquisition and $4,800,000 related to the Rancho Mirage acquisition. The contingent consideration was reclassified to permanent stockholders’ equity along with the issued preferred stock effective November 19, 2025, as described above.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker (CODM) and the measure of segment profit or loss used by the CODM. The Company adopted ASU 2023-07 effective July 1, 2025. Adoption resulted in enhanced segment disclosures and did not have a material impact on the consolidated financial statements. See Note 13, Segments.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances disclosure requirements for income tax rate reconciliation (including disaggregation into specified categories) and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 effective July 1, 2025. Adoption did not have a material impact on the consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently clarified by ASU 2025-01 issued in January 2025, which requires expanded disclosure of certain expense categories. The standard is effective for the Company’s annual period ending June 30, 2028 and interim periods beginning in fiscal year 2029. As the standard is disclosure-only, adoption will not affect the Company’s financial position, results of operations, or cash flows. The Company is evaluating the enhanced disclosure requirements.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether settlements of convertible debt instruments should be accounted for as induced conversions. The standard is effective for the Company’s fiscal year beginning July 1, 2026. The Company is evaluating the impact, which is not expected to be material.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments, Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows entities to assume current economic conditions persist over the forecast period when estimating expected credit losses on current accounts receivable and contract assets within the scope of ASC 606. The standard is effective for the Company’s fiscal year beginning July 1, 2026. The Company plans to adopt ASU 2025-05 in fiscal 2027 and does not expect a material impact.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
	March 31, 2026	June 30, 2025	Lives (Years)
Building and Improvements	$17,650,000	-	4 - 30
Land	3,550,000	-	N/A
Furniture, fixtures and equipment	3,634,661	27,751	1 - 5
Machinery and equipment	445,450	209,650	5
Vehicles	20,936	20,936	1.5 - 5
Accumulated Depreciation	(1,847,862)	(17,513)
Total property and equipment - net	$23,453,185	$240,824

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Depreciation expense for the three and nine months ended March 31, 2026 and 2025 was as follows. See Note 10 for amortization expense related to finite-lived intangible assets and Note 15 for amortization of operating lease right-of-use assets, all of which are included in the “Depreciation and amortization” line on the consolidated statements of operations.

Three Months Ended March 31,
2026	2025

$849,531

Nine Months Ended March 31,
2026	2025

$1,839,818	$-

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

Accounts payable and accrued liabilities were as follows:

	March 31, 2026	June 30, 2025
Accounts payable	$3,885,687	$1,941,068
Accrued liabilities	896,466	-
Accrued interest payable	1,155,671	1,215,190
Total accounts payable and accrued liabilities	$5,937,824	$3,156,258

	March 31, 2026	June 30, 2025
Accounts payable	$187,432
Accrued liabilities	2,266,946	95,750
Accrued interest payable	44,458
Accrued director fees	-	117,150
Accrued bonuses	37,714	110,000
Total accounts payable and accrued liabilities - related parties	$2,536,550	$322,900

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 5 – Debt

The following table summarizes the Company’s outstanding debt obligations as of March 31, 2026 and June 30, 2025:

	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	Conversion Price	Equivalent Shares	Debt Type
Loan #1	September 22, 2022	February 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	4,915,411	Convertible Notes Payable
Loan #2	September 22, 2022	February 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	20,083,468	Convertible Notes Payable
Loan #3	February 28, 2023	February 28, 2024	15.00%	24.00%	All Assets	No	$0.0330	5,221,742	Convertible Notes Payable
Loan #4	March 24, 2023	March 24, 2024	15.00%	24.00%	All Assets	No	$0.0330	5,221,742	Convertible Notes Payable
Loan #5	April 17, 2023	April 17, 2024	15.00%	24.00%	All Assets	No	$0.0330	5,221,742	Convertible Notes Payable
Loan #6	June 1, 2023	June 1, 2024	15.00%	24.00%	All Assets	No	$0.0330	6,488,992	Convertible Notes Payable
Loan #7	October 5, 2023	October 5, 2024	15.00%	24.00%	All Assets	No	$0.0330	2,011,585	Convertible Notes Payable
Loan #8	November 17, 2023	November 17, 2024	15.00%	24.00%	All Assets	No	$0.0330	2,011,585	Convertible Notes Payable
Loan #9	December 6, 2023	December 6, 2024	15.00%	24.00%	All Assets	No	$0.0330	5,534,715	Convertible Notes Payable
Loan #10	January 24, 2024	January 24, 2025	15.00%	24.00%	All Assets	No	$0.0330	12,598,399	Convertible Notes Payable
Loan #11	March 13, 2024	March 13, 2025	15.00%	24.00%	All Assets	No	$0.0330	10,901,508	Convertible Notes Payable
Loan #12	May 5, 2024	May 5, 2025	15.00%	24.00%	All Assets	No	$0.0330	12,815,786	Convertible Notes Payable
Loan #13	September 24, 2024	September 24, 2025	15.00%	24.00%	All Assets	No	$0.0330	16,090,832	Convertible Notes Payable
Loan #14	February 19, 2025	February 19, 2026	15.00%	24.00%	All Assets	No	$0.0330	7,276,267	Convertible Notes Payable
Loan #15	March 13, 2025	March 13, 2027	15.00%	24.00%	All Assets	No	$0.0330	16,374,577	Convertible Notes Payable
Loan #16	June 29, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.0330	-	Convertible Notes Payable
Loan #17	August 28, 2023	November 1, 2025	15.00%	16.00%	Unsecured	No	$0.0330	-	Convertible Notes Payable
Loan #18	January 23, 2025	August 31, 2025	17.50%	4.5%/month	Unsecured	No	$-	-	Notes Payable
Loan #19	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	Yes	$0.0202	8,287,030	Convertible Notes Payable - Related Party
Loan #20	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0202	5,934,356	Convertible Notes Payable
Loan #21	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0202	7,226,337	Convertible Notes Payable
Loan #22	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0202	8,103,960	Convertible Notes Payable
Loan #23	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0202	1,834,901	Convertible Notes Payable
Loan #24	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0202	5,230,495	Convertible Notes Payable
Loan #25	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	No	$0.0202	4,762,574	Convertible Notes Payable
Loan #26	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicles	No	$-	-	Notes Payable - Vehicles
Loan #27	September 10, 2021	September 10, 2026	8.99%	20.00%	Vehicles	No	$-	-	Notes Payable - Vehicles
Loan #28	September 4, 2024	September 4, 2027	15.00%	15.00%	Unsecured	Yes	$0.0202	2,705,545	Convertible Notes Payable - Related Party
Loan #29	June 15, 2018	June 21, 2024	18.00%	18.00%	Unsecured	No	$-	-	Notes Payable
Loan #30	April 18, 2025	April 18, 2026	15.00%	15.00%	Unsecured	No	$-	-	Notes Payable
Loan #31	June 15, 2025	June 15, 2026	15.00%	15.00%	Unsecured	No	$-	-	Notes Payable
Loan #32	July 14, 2025	July 14, 2026	15.00%	15.00%	Unsecured	No	$-	-	Notes Payable
Loan #33	August 25, 2025	August 25, 2026	15.00%	15.00%	Unsecured	No	$-	-	Notes Payable
Loan #34	June 6, 2022	June 6, 2029	5.00%	0.00%	Building/Hotel	No	$-	-	Mortgage Notes Payable
Loan #35	June 6, 2022	June 6, 2029	5.00%	0.00%	Building/Hotel	No	$-	-	Mortgage Notes Payable
Loan #36	November 15, 2023	Due on Demand	1.00%	1.00%	Building/Hotel	No	$-	-	Notes Payable
Loan #37	April 15, 2025	April 15, 2026	15.00%	15.00%	All Assets	No	$-	-	Notes Payable
Loan #38	May 22, 2025	May 22, 2026	15.00%	15.00%	All Assets	No	$-	-	Notes Payable
Loan #39	October 8, 2025	October 8, 2026	15.00%	24.00%	All Assets	No	$0.0249	97,608,630	Convertible Notes Payable
Loan #40	January 10, 2026	January 10, 2027	15.00%	24.00%	All Assets	No	$0.0249	48,662,610	Convertible Notes Payable
Loan #41	March 19, 2026	March 19, 2027	15.00%	24.00%	All Assets	No	$0.0249	47,461,406	Convertible Notes Payable
Loan #42	March 31, 2026	March 31, 2029	15.00%	15.00%	Unsecured	No	$0.0202	-	Convertible Notes Payable - Related Party
								370,586,195

Loans #1-#14, #18, and #29 were in default as of March 31, 2026. Loans #16 and #17 were settled by conversion during the nine months ended March 31, 2026 and were no longer outstanding at March 31, 2026.

The common stock equivalents presented above include shares subject to contractual lock-up provisions that are not currently eligible for conversion. See the potentially dilutive securities summary above for additional information regarding the locked-up shares.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following represents a summary of the Company’s convertible notes payable at March 31, 2026 and June 30, 2025:

June 30, 2024	$3,442,987
Advances	1,104,000
Debt Discount	(674,922)
Amortization of debt discount	278,382
Conversions of debt to equity	(36,425)
Non-cash increase of principal	73,750
Debt acquired in acquisition - SWC	530,572
June 30, 2025	4,718,344
Advances	4,621,471
Debt Discount	(4,621,471)
Amortization of debt discount	1,738,965
Conversions of debt to equity	(756,539)
Non-cash increase of principal	48,805
March 31, 2026	$5,749,575

The following represents a detail of the Company’s convertible notes payable at March 31, 2026 and June 30, 2025:

Convertible Notes Payable
Note #	June 30, 2024	Face amount of note	Non-cash increase of principal	Acquired in acquisitions	Debt discounts	Amortization of debt discount	Conversion of debt to common stock	June 30, 2025	In Default	Unamortized Debt Discount
Note #1	$738,470	$-	$-	$-	$-	$3,090	$-	$741,560	$741,560	$-
Note #2	619,000	-	-	-	-	-	-	619,000	619,000	-
Note #3	160,941	-	-	-	-	-	-	160,941	160,941	-
Note #4	160,941	-	-	-	-	-	-	160,941	160,941	-
Note #5	160,941	-	-	-	-	-	-	160,941	160,941	-
Note #6	200,000	-	-	-	-	-	-	200,000	200,000	-
Note #7	59,321	-	-	-	-	2,679	-	62,000	62,000	-
Note #8	58,177	-	-	-	-	3,823	-	62,000	62,000	-
Note #9	158,781	-	-	-	-	11,807	-	170,588	170,588	-
Note #10	353,384	-	-	-	-	34,916	-	388,300	388,300	-
Note #11	292,022	-	-	-	-	43,978	-	336,000	336,000	-
Note #12	343,509	-	-	-	-	51,491	-	395,000	-	-
Note #13	-	473,000	-	-	(70,950)	51,895	-	453,945	-	19,055
Note #14	-	206,000	-	-	(30,900)	9,962	-	185,062	-	20,938
Note #15	-	425,000	-	-	(42,500)	10,905	-	393,405	-	31,595
Note #16	71,500		37,150	-	-	-	(36,425)	72,225	-	-
Note #17	66,000		36,600	-	-	-	-	102,600	-	-
Note #20*	-		-	102,289	(102,289)	10,379	-	10,379	-	91,910
Note #21*	-		-	124,221	(124,221)	12,604	-	12,604	-	111,617
Note #22*	-		-	133,700	(133,700)	13,566	-	13,566	-	120,134
Note #23*	-		-	30,000	(30,000)	3,045	-	3,045	-	26,955
Note #24*	-		-	85,519	(85,519)	8,677	-	8,677	-	76,842
Note #25*	-		-	54,843	(54,843)	5,565	-	5,565	-	49,278
Note #39	-		-	-	-	-	-	-	-	-
Note #40	-		-	-	-	-	-	-	-	-
Note #41	-		-	-	-	-	-	-	-	-
Total	$3,442,987	$1,104,000	$73,750	$530,572	$(674,922)	$278,382	$(36,425)	$4,718,344	$3,062,271	$548,324

							Short Term	$4,271,103
							Long Term	$447,241

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Convertible Notes Payable
Note #	June 30, 2025	Face amount of note	Non-cash increase of principal	Acquired in acquisitions	Debt discounts	Amortization of debt discount	Conversion of debt to common stock	March 31, 2026	In Default	Unamortized Debt Discount
Note #1	$741,560	$-	$-	$-	$-	$-	$(581,714)	$159,846	$159,845	$-
Note #2	619,000	-	-	-	-	-	-	619,000	619,000	-
Note #3	160,941	-	-	-	-	-	-	160,941	160,941	-
Note #4	160,941	-	-	-	-	-	-	160,941	160,941	-
Note #5	160,941	-	-	-	-	-	-	160,941	160,941	-
Note #6	200,000	-	-	-	-	-	-	200,000	200,000	-
Note #7	62,000	-	-	-	-	-	-	62,000	62,000	-
Note #8	62,000	-	-	-	-	-	-	62,000	62,000	-
Note #9	170,588	-	-	-	-	-	-	170,588	170,588	-
Note #10	388,300	-	-	-	-	-	-	388,300	388,300	-
Note #11	336,000	-	-	-	-	-	-	336,000	336,000	-
Note #12	395,000	-	-	-	-	-	-	395,000	395,000	-
Note #13	453,945	-	-	-	-	19,055	-	473,000	473,000	-
Note #14	185,062	-	-	-	-	20,938	-	206,000	206,000	-
Note #15	393,405	-	48,805	-	-	31,595	-	473,805		-
Note #16	72,225	-	-	-	-	-	(72,225)	-		-
Note #17	102,600	-	-	-	-	-	(102,600)	-		-
Note #20*	10,379	-	-	-	-	31,136	-	41,515		60,774
Note #21 *	12,604	-	-	-	-	37,812	-	50,416		73,804
Note #22 *	13,566	-	-	-	-	40,698	-	54,264		79,436
Note #23 *	3,045	-	-	-	-	9,131	-	12,176		17,824
Note #24 *	8,677	-	-	-	-	26,032	-	34,709		50,810
Note #25 *	5,565	-	-	-	-	16,694	-	22,259		32,584
Note #39	-	2,270,000	-	-	(2,270,000)	1,119,452	-	1,119,452		1,150,548
Note #40	-	1,175,000	-	-	(1,175,000)	289,726	-	289,726		885,274
Note #41	-	1,176,471	-	-	(1,176,471)	96,696	-	96,696		1,079,775
Total	$4,718,344	$4,621,471	$48,805	$-	$(4,621,471)	$1,738,965	$(756,539)	$5,749,575	$3,554,556	$3,430,829

							Short Term	$5,534,235
							Long Term	$215,340

*	These notes convert at a 35% discount to the lowest market price during the prior 20 trading days. Due to this variable conversion feature, the notes are classified as derivative liabilities under ASC 815-40.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Nine Months Ended March 31, 2026

Convertible Notes Payable

During the nine months ended March 31, 2026, the Company entered into three Securities Purchase Agreements with an institutional investor and issued senior secured convertible notes (collectively, the “Notes”) with substantially identical terms. The principal terms of the Notes are summarized below:

Note #	Issuance Date	Maturity Date	Principal	Original Issue Discount	Net Proceeds

39	October 8, 2025	October 8, 2026	$2,270,000	$340,500	$1,929,500
40	January 10, 2026	January 10, 2027	1,175,000	201,252	973,748
41	March 19, 2026	March 19, 2027	1,176,471	176,471	1,000,000
			$4,621,471	$718,223	$3,903,248

Each Note bears interest at 15% per annum (24% upon default) and is secured by a first-priority lien on substantially all assets of the Company. The interest rate decreases to 5% per annum during periods when the Company’s common stock is listed for trading on a national securities exchange. The original issue discount on each Note increases by 3% of the total outstanding balance on each anniversary of the issuance date until the applicable Note is no longer outstanding.

Each Note is convertible into shares of the Company’s common stock at the lower of:

(i) a fixed conversion price of $0.033 per share; or

(ii) 80% of the lowest volume-weighted average price (VWAP) during the five trading days prior to conversion.

Because the conversion price contains a variable component that can result in settlement in a variable number of shares, the Company determined that the embedded conversion feature in each Note requires bifurcation from the host debt instrument as a derivative liability.

At the issuance date of each Note, the Company measured the bifurcated conversion feature at fair value. The resulting debt discount, together with the original issue discount, was limited to the face amount of the applicable Note, and the excess of the derivative fair value over the net proceeds was recognized as a charge to derivative expense during the nine months ended March 31, 2026. The aggregate debt discount associated with each Note is being amortized to interest expense over the one-year term of the Note using the effective interest method.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The amounts recognized at issuance for each Note are summarized below:

		Initial Derivative	Aggregate	Derivative
Note #	Issuance Date	Fair Value	Debt Discount	Expense

39	October 8, 2025	$2,825,257	$2,270,000	$895,757
40	January 10, 2026	1,238,092	1,175,000	239,342
41	March 19, 2026	1,217,005	1,176,471	242,005
		$5,280,354	$4,621,471	$1,377,104

The derivative liabilities are remeasured at fair value at each reporting date, with changes recognized in the consolidated statements of operations as a component of other income (expense), net.

See Notes 11 and 12.

Fiscal Year Ended June 30, 2025

Convertible Notes Payable - Settlement of SWC Vendor Obligations

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

MARCH 31, 2026

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Debt Conversions

Nine Months Ended March 31, 2026

During the nine months ended March 31, 2026, the Company issued an aggregate of 36,366,895 shares of common stock in connection with conversions of outstanding amounts due under three convertible loans (loans #1, #16, and #17). Pursuant to the underlying debt agreements, all shares were issued at a fixed contractual conversion price of $0.033 per share. Accordingly, no gain or loss was recognized on the conversions. The conversions are summarized below:

Note #	Shares Issued	Principal	Accrued Interest	Default Interest	Fees	Total Converted

1	29,700,000	$581,714	$63,231	$328,155	$7,000	$980,100
16	2,380,901	72,225	2,845	-	3,500	78,570
17	4,285,994	102,600	33,587	-	5,250	141,437
	36,366,895	$756,539	$99,663	$328,155	$15,750	$1,200,107

Loans #16 and #17 were fully settled upon completion of the conversions described above. Loan #1 remains outstanding as of March 31, 2026.

Fiscal Year Ended June 30, 2025

During the fiscal year ended June 30, 2025, the Company issued an aggregate of 8,003,614 shares of common stock in connection with conversions of outstanding amounts due under two convertible loans (loans #2 and #16). Pursuant to the underlying debt agreements, all shares were issued at a fixed contractual conversion price of $0.033 per share. Accordingly, no gain or loss was recognized on the conversions. The conversions are summarized below:

Note #	Shares Issued	Principal	Accrued Interest	Default Interest	Fees	Total Converted

2	6,000,000	$-	$20,963	$175,287	$1,750	$198,000
16	2,003,614	36,425	26,195	-	3,500	66,120
	8,003,614	$36,425	$47,158	$175,287	$5,250	$264,120

Debt Extinguishments

The Company accounted for these debt conversions as debt extinguishments. As the fair value of the equity issued equaled the carrying value of the extinguished debt, no gain or loss was recognized upon conversion.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Notes Payable

The following represents a summary of the Company’s notes payable at March 31, 2026 and June 30, 2025:

June 30, 2024	$-
Proceeds	1,547,000
Repayments	(23,988)
Debt acquired in acquisition	67,262
June 30, 2025	1,590,274
Repayments	(18,272)
Debt acquired in acquisition - net - Victorville	3,224,000
Debt acquired in acquisition - net - Rancho Mirage	1,700,000
Settlement of pre-existing debt of target acquisition	(1,547,000)
Amortization of debt discount	231,826
March 31, 2026	$5,180,828

The following represents a detail of the Company’s notes payable at March 31, 2026 and June 30, 2025:

	Loans #26 and #27	Various Loans#18, #29, #30 and #31	Acquired Debt Loan #36	Acquired Debt Loan #37	Acquired Debt Loan #38	Total

Date of Note	September 10, 2021	June 15, 2018 - June 15, 2025	November 15, 2023	April 15, 2025	May 22, 2025
Maturity Date of Note	September 10, 2026	June 21, 2024 - June 15, 2026	Demand	April 15, 2026	May 22, 2026
Interest Rate	8.99%	15.00% - 18.00%	1.00%	15.00%	15.00%
Default Interest Rate	20.00%	15.00% - 18.00%	1.00%	15.00%	15.00%
In-Default	$-	$20,000	$-	$-	$-	$20,000
Collateral	Vehicle	Unsecured	Building/Hotel	All Assets	All Assets

June 30, 2025	$14,024	$1,576,250	$-	$-	$-	$1,590,274
Settlement of pre-existing debt of target acquisition	-	(1,547,000)	-	-	-	(1,547,000)
Debt acquired in acquisition - Victorville	-	-	-	1,140,000	2,335,000	3,475,000
Debt discount	-	-	-	(66,500)	(184,500)	(251,000)
Debt acquired in acquisition - Rancho Mirage	-	-	1,700,000	-	-	1,700,000
Amortization of debt discount	-	-	-	66,500	165,326	231,826
Repayments	(9,022)	(9,250)	-	-	-	(18,272)
March 31, 2026	5,002	20,000	1,700,000	1,140,000	2,315,826	5,180,828
Less: short term	5,002	20,000	1,700,000	1,140,000	2,315,826	5,180,828
Long term	$-	$-	$-	$-	$-	$-

June 30, 2024	$-	$-	$-	$-	$-	$-
Proceeds	-	1,547,000	-	-	-	1,547,000
Debt acquired in acquisition - SWC	17,262	50,000	-	-	-	67,262
Repayments	(3,238)	(20,750)	-	-	-	(23,988)
June 30, 2025	14,024	1,576,250	-	-	-	1,590,274
Less: short term	-	1,576,250	-	-	-	1,576,250
Long term	$14,024	$-	$-	$-	$-	$14,024

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Victorville acquisition closed on August 27, 2025, and the aggregate balance of $1,547,000, together with accrued interest, was eliminated in consolidation as an intercompany amount upon the seller becoming a wholly owned subsidiary of the Company. Accordingly, these balances are not reflected in the notes payable schedule as of March 31, 2026.

Convertible Notes Payable – Related Parties

The following represents a summary of the Company’s convertible notes payable – related parties at March 31, 2026 and June 30, 2025:

June 30, 2024	$-
Debt acquired in acquisition - SWC	229,204
Debt Discount	(229,204)
Amortization of debt discount	53,639
Repayments	(33,490)
June 30, 2025	20,149
Conversion of accounts payable to
convertible note payable - related party	73,927
Amortization of debt discount	60,447
March 31, 2026	$154,523

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following represents a detail of the Company’s convertible notes payable – related parties at March 31, 2026 and June 30, 2025:

	Loan #19	Loan #28	Loan #42	Total

Holder	Chief Executive Officer	Chief Revenue Officer	Chief Revenue Officer
		Board Director	Board Director
Date of Note	September 4, 2024	September 4, 2024	March 31, 2026
Maturity Date of Note	September 4, 2027	September 4, 2027	March 31, 2029
Interest Rate	15.00%	15.00%	15.00%
In-Default	$-	$-	$-	$-
Collateral	Unsecured	Unsecured	Unsecured

*	These convertible notes are convertible at a discount, equal to 65% of the lowest market price over the preceding 20 days.

June 30, 2025	$15,172	$4,977	$-	$20,149
Conversion of accounts payable to convertible note payable - related party	-	-	73,927	73,927
Amortization of debt discount	45,516	14,931	-	60,447
March 31, 2026	60,688	19,908	73,927	154,523
Less: short term	-	-	-	-
Long term	$60,688	$19,908	$73,927	$154,523

June 30, 2024	$-	$-	$-	$-
Debt acquired in acquisition - SWC	180,154	49,050	49,050	278,254
Debt discount	(180,154)	(49,050)	(49,050)	(278,254)
Amortization of debt discount	48,662	4,977	4,977	58,616
Repayments	(33,490)	-	-	(33,490)
June 30, 2025	15,172	4,977	4,977	25,126
Less: short term	-	-	-	-
Long term	$15,172	$4,977	$4,977	$25,126

Loan #42

Convertible Note Payable - Related Party Settlement of Vendor Obligation

On March 31, 2026, the Company entered into a settlement agreement with a related party to extinguish $73,927 of outstanding accounts payable in exchange for a convertible promissory note issued by the Company with a face value of $73,927. The note bears interest at 15% per annum, matures on March 31, 2029, and is unsecured.

The note is convertible into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 20 trading days preceding the conversion date. Because the conversion price is variable and can result in settlement in a variable number of shares, the Company determined that the embedded conversion feature requires bifurcation from the host debt instrument as a derivative liability.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

At the issuance date, the Company measured the bifurcated conversion feature at a fair value of $109,283, which was recognized in full as a charge to derivative expense during the nine months ended March 31, 2026. No debt discount was recorded. The fair value of the derivative liability was estimated using the Black-Scholes option pricing model. See Note 11 for the significant unobservable inputs used in the valuation.

The derivative liability is remeasured at fair value at each reporting date, with changes recognized in the consolidated statements of operations as a component of other income (expense), net.

See Notes 11 and 12.

Mortgage Notes Payable

The following represents a summary of the Company’s mortgage notes payable at March 31, 2026 and June 30, 2025:

June 30, 2025	$-
Debt acquired in acquisition - Victorville	9,492,000
Debt acquired in acquisition - Rancho Mirage	9,992,000
Repayments	(197,783)
March 31, 2026	$19,286,217

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

See Note 9.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following table presents a detail of the Company’s mortgage notes payable at March 31, 2026 and June 30, 2025:

	Loan #34		Loan #35		Total

Property Name	Victorville		Rancho Mirage
Date of Note	June 6, 2022		June 6, 2022
Maturity Date of Note	June 6, 2029		June 6, 2029
Interest Rate	7.00	%*	7.00	%*
In-Default	$-		$-		$-
Collateral	Property		Property

*	The interest rate was fixed at 5% for the period June 2022 - June 2025. Subsequently, the interest rate is variable, equal to Wall Street Journal prime rate plus 0.25%

June 30, 2025	$-		$-
Debt acquired in acquisition	9,492,000	9,992,000	19,484,000
Repayments	(95,182)	(102,601)	(197,783)
March 31, 2026	9,396,818	9,889,399	19,286,217
Less: short term	206,867	217,728	424,595
Long term	$9,189,951	$9,671,671	$18,861,622

Debt Maturities

The following represents future maturities of the Company’s various debt arrangements as follows:

For the Year Ended June 30,	Convertible Notes Payable	Convertible Notes Payable - Related Parties	Notes Payable	Mortgage Notes Payable	Total

2026 (3 months)	$3,554,556	$-	$5,180,828	$104,353	$8,839,737
2027	1,979,679	-	-	432,049	2,411,728
2028	215,340	80,596		459,650	755,586
2029	-	73,927	-	18,290,165	18,364,092
Total	$5,749,575	$154,523	$5,180,828	$19,286,217	$30,371,143

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 6 – Fair Value of Financial Instruments

The Company’s fair value measurement policies, including the three-level hierarchy framework under ASC 820, are described in Note 2. The Company’s mortgage notes payable were recorded at estimated fair value upon acquisition in accordance with ASC 805 and are subsequently carried at amortized cost. The Company believes the carrying amounts approximate fair value as of March 31, 2026 based on the variable interest rate terms of the underlying instruments. See Note 12 for the Company’s recurring fair value measurements of derivative liabilities.

Note 7 – Commitments and Contingencies

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of March 31, 2026, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 8 – Temporary Equity and Stockholders’ Equity (Deficit)

As of March 31, 2026, the Company had six (6) classes of stock, detailed as follows:

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Series A, Preferred Stock – Related Party

●	Designated Shares: 1,000
●	Issued & Outstanding: 1,000 shares as of March 31, 2026 and June 30, 2025, respectively. All shares are owned by the Company’s Chief Executive Officer.
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: None
●	Dividend Provisions: None
●	Voting Rights: Equal to the number of votes on an as converted basis of all other classes of securities plus one (1)
●	Liquidation Preference: None
●	Redemption Rights: None

Series B, Convertible Preferred Stock

●	Designated Shares: 5,000
●	Issued & Outstanding: 0 and 1,950 shares as of March 31, 2026 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 8,366 shares of common stock, as amended October 28, 2025 (original terms were 5,000 shares of common stock and 5,000 warrants with an exercise price of $0.033 per share).
●	Dividend Provisions: None
●	Voting Rights: None
●	Liquidation Preference: None
●	Redemption Rights: None
●	Derivative Liability Assessment:

○	Evaluated under ASC 815 (“Derivatives and Hedging”)
○	The Series B Convertible Preferred Stock and the related warrants do not meet the definition of derivative liabilities because they contain fixed conversion terms and do not include any variable equity conversion features or other contingent provisions requiring derivative accounting.

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

MARCH 31, 2026

The deemed dividends were recorded as a reclassification from additional paid-in capital to accumulated deficit. This treatment did not affect total stockholders’ deficit but did reduce income available to common shareholders for purposes of earnings per share.

During the nine months ended March 31, 2026 and the year ended June 30, 2025, the Company recorded additional deemed dividends of $0 and $11,566, respectively.

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

Series C, Convertible Preferred Stock

●	Designated Shares: 800,000
●	Issued & Outstanding: 538,138 and 145,966 shares as of March 31, 2026 and June 30, 2025, respectively
●	Par Value: $0.001 per share
●	Stated Value: None
●	Conversion Terms: convertible into 6,000 shares of common stock
●	Dividend Provisions: None
●	Voting Rights: None

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, of the 538,138 shares of Series C Convertible Preferred Stock issued and outstanding, 535,875 shares are subject to contractual lock-up provisions and are not currently eligible for conversion, representing 3,215,250,000 restricted common share equivalents. Only 2,263 shares, convertible into 13,578,000 shares of common stock, are currently eligible for conversion.

Because the locked-up shares cannot currently be converted, they have been excluded from the Company’s authorized share sufficiency analysis. See Note 2 (Basic and Diluted Net Loss Per Share - Convertible Preferred Stock Classification) for the Company’s assessment of authorized share sufficiency and the reclassification from temporary equity to permanent stockholders’ equity effective November 19, 2025.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

In accordance with ASC 805, Business Combinations, the Series C shares issued in connection with the VV and RM acquisitions were measured at their estimated fair values of $39,000,060, (excluding potential contingent consideration of an additional $7,125,000) and $42,280,080 (excluding potential contingent consideration of an additional $4,800,000), respectively, as of the applicable acquisition dates. These fair value amounts have been included in the preliminary purchase price allocations and will be updated, if necessary, during the measurement period as additional information becomes available.

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

Conversion of Series C, Convertible Preferred Stock

The Company converted 45,634 shares of Series C Preferred Stock into 273,804,000 shares of common stock.

As the Series C Preferred Stock was equity-classified, the conversion was accounted for as a reclassification within stockholders’ equity with no income statement impact.

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

Pursuant to the applicable service agreements, vesting is contingent upon the achievement of the following milestones:

1.	Closing of the acquisitions of both SWC and Skytech – 1/3 vested on March 31, 2025.
2.	Achievement of total stockholders’ equity of $40 million — one-third vests upon reaching this milestone, as evidenced in the first Form 10-Q or Form 10-K in which the balance sheet reflects this level of equity. This milestone was achieved on February 23, 2026 upon the filing of the Company’s Form 10-Q reflecting greater than $40,000,000 of positive stockholders equity.
3.	Successful uplisting of the Company’s common stock to a national securities exchange (e.g., NYSE or Nasdaq) – 1/3 to vest upon such uplisting. This milestone has not yet occurred.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

In the event that one or more of the remaining milestones are not achieved, the unvested portion of the award will vest ratably over a 20-month period (April 2025 – November 2026).

Unvested Series C, Convertible Preferred Stock – Compensation

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
June 30, 2024	-	$-
Granted	94,250	0.0068
Vested	(37,300)	0.0068
Cancelled/Forfeited	-	-
June 30, 2025	56,950	$0.0068
Granted	-
Vested	(44,383)
Cancelled/Forfeited	-
March 31, 2026	12,567	$0.0068

Unrecognized compensation	$512,720

Weighted average remaining period (years)	0.67

During the three and nine months ended March 31, 2026 and 2025, respectively, the Company recognized $990,760 and $1,810,840 of compensation expense related to vesting.

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

MARCH 31, 2026

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

MARCH 31, 2026

EBITDA-Based Equity Awards

The sellers are eligible to receive additional shares of Series C Convertible Preferred Stock with an aggregate maximum value of $18,110,000 based on the following Company EBITDA milestones:

Company EBITDA	Restricted Stock Award (% of equity)

$1,000,000	2%
$3,000,000	3%
$5,000,000	4%
$10,000,000	5%
$20,000,000	6%
$30,000,000	7%
$50,000,000	8%
$100,000,000	10%

Awards are allocated pro rata among eligible recipients and are subject to continued service through each measurement date. The Series C shares issued upon achievement of milestones are subject to the same lock-up restrictions described below. As of March 31, 2026, none of the revenue or EBITDA milestones have been achieved and no awards have been issued.

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

Series D, Convertible Preferred Stock

●	Designated Shares: 100,000
●	Issued & Outstanding: 1,834 and 3,334 shares as of March 31, 2026 and June 30, 2025, respectively
●	Par Value: $0.001 per share

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Series D, Convertible Preferred Stock Transactions for the Year Ended June 30, 2026

In December 2025, the Company issued 9,000,000 shares of common stock upon the conversion of 1,500 shares of Series D Convertible Preferred Stock at the 6,000:1 conversion ratio. The transaction was accounted for as a reclassification within stockholders’ equity at the par value of the shares issued and received, with no impact to total stockholders’ equity.

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

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Common Stock

●	Authorized Shares: 900,000,000
●	Issued & Outstanding:

○	506,271,889 shares as of March 31, 2026
○	136,961,021 shares as of June 30, 2025

●	Par Value: $0.001 per share
●	Voting Rights: 1 vote per share

Equity Transactions for the Year Ended June 30, 2026

Stock Issued for Cash

The Company issued 22,360,575 shares of common stock in several private placements for $894,423 ($0.04/share).

Common Stock Issued in connection with Conversion of Convertible Notes Payable and Related Accrued Interest Payable

The Company issued an aggregate of 36,366,895 shares of common stock to certain convertible debt holders upon conversion of their outstanding notes and related accrued interest payable. The shares had a total fair value of $1,200,107 (approximately $0.033 per share), determined in accordance with the conversion terms set forth in the underlying note agreement. See Note 5 for additional information.

Stock Issued for Services

The Company issued 2,000,000 shares of common stock to consultants for services rendered, having a fair value of $84,000 ($0.042/share), based upon the quoted closing trading price. See Note 15.

Acquisition of BIM-E Intellectual Property and Technology Assets

The Company issued 7,000,000 shares of common stock to an individual seller as consideration for the acquisition of the BIM-E intellectual property and technology assets, having a fair value of $253,400 ($0.0362/share), based upon the quoted closing trading price. The aggregate consideration was expensed as in-process research and development within general and administrative expenses in accordance with ASC 730-10-25-2(c). See Note 2.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Equity Transactions for the Year Ended June 30, 2025

Stock Issued for Services

The Company issued 50,000 shares of common stock to consultants for services rendered, having a fair value of $995 ($0.0199/share), based upon the quoted closing trading price.

Common Stock Issued in connection with Conversion of Convertible Notes Payable and Related Accrued Interest Payable

The Company issued an aggregate of 8,003,614 shares of common stock to certain convertible debt holders upon conversion of their outstanding notes and related accrued interest payable. The shares had a total fair value of $264,120 (approximately $0.033 per share), determined in accordance with the conversion terms set forth in the underlying note agreement. See Note 5 for additional information.

Warrants

Warrant activity for the nine months ended March 31, 2026 and the year ended June 30, 2025 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Exercisable - June 30, 2024	191,799,274	$0.24	3.21	$6,140,000
Granted	2,068,869	$0.10
Exercised	-
Cancelled/Forfeited	(1,871,800)	$0.16
Outstanding - June 30, 2025	191,996,343	$0.05	2.21	$-
Exercisable - June 30, 2025	191,996,343	$0.05	2.21	$-
Granted	6,000,000	$0.10
Exercised	(3,844,697)	$0.03
Cancelled/Forfeited	(500,000)	$0.50
Outstanding - March 31, 2026	193,651,646	$0.05	1.55	$-
Exercisable - March 31, 2026	193,651,646	$0.05	1.55	$-

Common Stock Issued Upon Cashless Exercise of Warrants

During the nine months ended March 31, 2026, holders exercised 3,844,697 warrants on a cashless basis, resulting in the issuance of 2,465,698 shares of common stock. The transaction was accounted for as a reclassification within stockholders’ equity at par value, with no impact to total stockholders’ equity.

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

The fair value was recorded as a deferred offering cost and is presented as a separate line item within current assets in the consolidated balance sheets. The deferred offering cost will be charged against the proceeds of future equity sales under the agreement on a pro rata basis. As of March 31, 2026, no sales had been made under the agreement and the deferred offering cost of $258,723 remained unamortized.

Subsequent to March 31, 2026, the Company sold 1,204,780 shares of common stock for $28,790 ($0.02295 - $0.2457/share), under the equity purchase agreement.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Supplemental Pro-Forma Information (Unaudited)

The following unaudited pro forma information gives effect to the acquisition as though it had occurred on July 1, 2024, the beginning of the comparable prior annual reporting period. This pro forma information reflects the Victorville acquisition only and excludes pro forma effects of the Rancho Mirage acquisition (which is presented separately below). This information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that date. The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the acquisition.

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025

Revenues - net	$3,870,594	$2,920,611

Net loss	$(15,202,926)	$(5,481,740)

Loss per share - basic	$(0.08)	$(0.04)

Loss per share - diluted	$(0.08)	$(0.04)

Weighted average number of shares - basic	193,095,368	128,945,181

Weighted average number of shares - diluted	193,095,368	128,945,181

Acquisition of Rancho Mirage

Overview and Date of Acquisition

On September 30, 2025, the Company completed the acquisition of Treasure Mountain Holdings, LLC (“Rancho Mirage”), a Delaware limited liability company that owns and operates the Hilton Garden Inn Palm Springs – Rancho Mirage, a 120-room hotel located at 71700 Highway 111, Rancho Mirage, California (the “Property”). Under the transaction, the Company acquired 100% of the issued and outstanding membership interests, and Rancho Mirage became a wholly owned subsidiary of the Company upon closing.

Purchase Consideration

As consideration, the Company issued 176,167 shares of its Series C Convertible Preferred Stock, having an estimated fair value of $42,280,080, based on the as-converted value of the underlying common shares using the $0.04 closing stock price on the acquisition date.

Primary Reasons for the Acquisition

The Rancho Mirage acquisition represents a strategic expansion of the Company’s hospitality portfolio. The Company believes the acquisition will provide several benefits, including:

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Supplemental Pro-Forma Information (Unaudited)

The following unaudited pro forma information gives effect to the acquisition as though it had occurred on July 1, 2024, the beginning of the comparable prior annual reporting period. This pro forma information reflects the Rancho Mirage acquisition only and excludes pro forma effects of the Victorville acquisition (which is presented separately above). This information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that date.

The unaudited pro forma financial results do not reflect potential cost savings, integration synergies, or non-recurring charges that may result from the transactions.

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025

Revenues - net	$5,257,592	$3,254,026

Net loss	$(10,916,737)	$(3,787,282)

Loss per share - basic	$(0.06)	$(0.03)

Loss per share - diluted	$(0.06)	$(0.03)

Weighted average number of shares - basic	193,095,368	128,945,181

Weighted average number of shares - diluted	193,095,368	128,945,181

Goodwill Summary

Balance - June 30, 2024	$897,542
Acquisition of SWC	3,714,027
Acquisition of Skytech	790,150
Impairment charge - FHVH	(897,542)
Balance - June 30, 2025	4,504,177
Acquisition of Victorville	46,985,000
Acquisition of Rancho Mirage	44,197,000
Balance - March 31, 2026	$95,686,177

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 10 – Intangible Assets

Intangibles consisted of the following at March 31, 2026 and June 30, 2025, respectively:

				Weighted Average
			Estimated Useful	Remaining
Classification	March 31, 2026	June 30, 2025	Lives (Years)	Life (Years)

Tradenames/trademarks	$786,800	$786,800	N/A	N/A
Customer relationships	1,041,300	1,041,300	10	9.25
Franchise agreements	4,600,000	-	10	9.67 - 9.75
Liquor licenses	40,000	-	N/A
Less: accumulated amortization	(360,797)	(26,033)
Intangibles - net	$6,107,303	$1,802,067

Amortization expense for the three and nine months ended March 31, 2026 and 2025 was as follows:

Three Months Ended March 31,
2026	2025

$141,033	$-

Nine Months Ended March 31,
2026	2025

$334,764	$-

There were no impairment losses for the three and nine months ended March 31, 2026 and 2025, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Years Ended June 30,

2026 (3 Months)	$141,033
2027	$564,130
2028	$564,130
2029	$564,130
2030	$564,130
Thereafter	$2,882,950
Total	$5,280,503

Note 11- Derivative Liabilities

The convertible notes acquired in connection with the SWC acquisition on March 31, 2025, and certain notes issued during the nine months ended March 31, 2026 (see Note 5), contain embedded conversion features with variable pricing terms. Because these features allow conversion into an indeterminate number of common shares based on the trading price of the Company’s common stock, they are not considered indexed to the Company’s own stock and therefore require bifurcation from the host debt instrument in accordance with ASC 815.

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

MARCH 31, 2026

Valuation Methodology

The Company used the Black-Scholes option pricing model to estimate the fair value of the embedded conversion option liabilities at both initial recognition and subsequent remeasurement dates.

The model utilized the following key assumptions:

	March 31, 2026	June 30, 2025

Expected term (years)	0.52 – 3.00	2.18 - 2.43
Expected volatility	158.70% – 223.60%	207.70% - 233.30%
Expected dividends	0.00% – 0.00%	0.00% - 0.00%
Risk free interest rate	3.68% – 3.81%	3.72% - 3.89%

A reconciliation of the beginning and ending balances of derivative liabilities measured at fair value on a recurring basis using Level 3 inputs is presented below as of March 31, 2026 and June 30, 2025:

	Third Party	Related Party	Total
Derivative liabilities – June 30, 2024	$-	$-	$-
Fair value at commitment date	987,131	426,437	1,413,568
Gain on debt extinguishment	-	(500,678)	(500,678)
Fair value mark to market adjustment	(181,366)	371,468	190,102
Derivative liabilities – June 30, 2025	805,765	297,227	1,102,992
Fair value at commitment date	5,280,354	109,283	5,389,637
Fair value mark to market adjustment	(1,986,073)	(42,737)	(2,028,810)
Derivative liabilities – March 31, 2026	$4,100,046	$363,773	$4,463,819

Related Party Component

A portion of the derivative liability relates to convertible notes held by the Company’s Chief Executive Officer and Chief Revenue Officer, who is also a member of the Board of Directors.

Conversion of Accounts Payable to Convertible Note Payable

In March 2026, the Company converted $73,927 of accounts payable to a convertible note payable. See Note 5.

Derivative Liabilities - Nine Months Ended March 31, 2026

The Company issued four convertible promissory notes containing embedded conversion features that require bifurcation and accounting as derivative liabilities. The Company estimates the fair value of each bifurcated conversion feature using the Black-Scholes option pricing model.

See Note 5 for third party convertible notes (3) and related party convertible note (1) and summary above.

Derivative Liability Activity

Changes in the fair value of derivative liabilities are recognized in other income (expense) in the consolidated statements of operations.

For the three and nine months ended March 31, 2026 and 2025, the Company recorded a change in fair value gain (loss) of its derivative liabilities as follows:

Three Months Ended March 31,
2026	2025

$1,290,823	$-

Nine Months Ended March 31,
2026	2025

$2,028,810	$-

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

During initial measurement in the prior fiscal year (year ended June 30, 2025), the Company determined that the fair value of the embedded derivative liabilities exceeded the proceeds allocated to the convertible note host instrument. Accordingly, the Company recorded a debt discount equal to the face amount of the note, and the excess, totaling $653,792, was recognized as derivative expense in the consolidated statements of operations for that period.

For the three and nine months ended March 31, 2026 and 2025, the Company recognized derivative expense as follows:

Three Months Ended March 31,
2026	2025

$590,630	$611,583

Nine Months Ended March 31,
2026	2025

$1,486,387	$611,583

The derivative liabilities recognized during the nine months ended March 31, 2026 arose from the issuance of convertible notes with an aggregate face value of $4,621,471. The fair value of the derivative liabilities at the commitment date of $5,280,354 exceeded the net proceeds of the notes, resulting in derivative expense of $1,486,387 (of which $109,283 was for a related party convertible note) recognized in the consolidated statement of operations. See Note 5 for additional information regarding the convertible notes and related debt discounts.

See Notes 6 and 12 for additional fair value disclosures.

Note 12 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at March 31, 2026 and June 30, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$4,463,819	$4,463,819
Total	$-	$-	$4,463,819	$4,463,819

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,102,992	$1,102,992
Total	$-	$-	$1,102,992	$1,102,992

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

MARCH 31, 2026

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

Reconciliations

The following tables present financial information for the Company’s reportable segments and include reconciling items, such as other corporate overhead, non-operating items, and discontinued operations, so that the totals reconcile directly to the consolidated statements of operations.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues
Foodservice Packaging	$322,069	$-	$1,091,895	$-
RaaS	5,869	931	37,986	1,681
Hotel	2,381,085	-	4,551,198	-
Other Corporate Overhead	-	-	-	-
Revenues - continuing operations	2,709,023	931	5,681,079	1,681
Revenues - discontinued operations	-	1,681	-	41,551
Total	$2,709,023	$2,612	$5,681,079	$43,232

Costs and expenses
Foodservice Packaging	$555,526	$-	$1,947,263	$-
RaaS	898,624	82,628	2,110,278	85,798
Hotel	3,095,156	-	6,239,172	-
Other Corporate Overhead	2,329,473	1,529,503	5,235,168	1,891,763
Costs and expenses - continuing operations	6,878,779	1,612,131	15,531,881	1,977,561
Costs and expenses - discontinued operations	487	13,686	3,050	210,390
Total	$6,879,266	$1,625,817	$15,534,931	$2,187,951

Loss from operations
Foodservice Packaging	$(233,457)	$-	$(855,368)	$-
RaaS	(892,755)	(81,697)	(2,072,292)	(84,117)
Hotel	(714,071)	-	(1,687,974)	-
Other Corporate Overhead	(2,329,473)	(1,529,503)	(5,235,168)	(1,891,763)
Loss from continuing operations	(4,169,756)	(1,611,200)	(9,850,802)	(1,975,880)
Loss from discontinued operations	(487)	(12,005)	(3,050)	(168,839)
Total	$(4,170,243)	$(1,623,205)	$(9,853,852)	$(2,144,719)

Other income (expense) - net
Foodservice Packaging	$327	$-	$(19,085)	$-
RaaS	(10,196)	70,900	(484)	70,900
Hotel	(554,783)	-	(1,281,896)	-
Other Corporate Overhead	(685,789)	(969,473)	(2,249,222)	(1,706,735)
Other expense - continuing operations	(1,250,441)	(898,573)	(3,550,687)	(1,635,835)
Other expense - discontinued operations	-	(19,774)	-	(5,215)
Total	$(1,250,441)	$(918,347)	$(3,550,687)	$(1,641,050)

Net loss
Foodservice Packaging	$(233,130)	$-	$(874,453)	$-
RaaS	(902,951)	(10,797)	(2,072,776)	(13,217)
Hotel	(1,268,854)	-	(2,969,870)	-
Other Corporate Overhead	(3,015,262)	(2,498,976)	(7,484,390)	(3,598,498)
Net loss from continuing operations	(5,420,197)	(2,509,773)	(13,401,489)	(3,611,715)
Net loss from discontinued operations	(487)	(31,779)	(3,050)	(174,054)
Total	$(5,420,684)	$(2,541,552)	$(13,404,539)	$(3,785,769)

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

	March 31, 2026	June 30, 2025

Total Assets
Foodservice Packaging	$7,723,431	$5,986,956
RaaS	1,498,432	1,299,198
Hotel	119,158,001	-
Other Corporate Overhead	597,567	38,380
Assets - continuing operations	128,977,431	7,324,534
Assets - discontinued operations	-	-
Total	$128,977,431	$7,324,534

Total Liabilities
Foodservice Packaging	$3,617,405	$1,642,420
RaaS	580,211	275,801
Hotel	29,187,912	-
Other Corporate Overhead	12,585,440	9,550,421
Liabilities - continuing operations	45,970,968	11,468,642
Liabilities - discontinued operations	392,091	479,005
Total	$46,363,059	$11,947,647

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

As of March 31, 2026 and June 30, 2025, the Company had no remaining assets associated with the discontinued operations. Liabilities related to discontinued operations totaled $392,091 and $479,005 as of March 31, 2026 and June 30, 2025, respectively, and are included in the consolidated balance sheets. These liabilities consist primarily of accounts payable and accrued liabilities.

Results of Discontinued Operations

The following table presents the financial results of discontinued operations for the three and nine months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2026	2025	2026	2025
Revenues - net	$-	$1,681	$-	$41,551

Costs and expenses	-	19,202	-	42,662
General and administrative expenses	487	14,258	3,050	172,943
Total costs and expenses	487	33,460	3,050	215,605

Net loss from discontinued operations	$(487)	$(31,779)	$(3,050)	$(174,054)

Liabilities of Discontinued Operations

The carrying amounts of the liabilities of discontinued operations as of March 31, 2026 and June 30, 2025 were as follows:

	March 31, 2026	June 30, 2025
Current liabilities
Accounts payable and accrued expenses	$392,091	$479,005
Total liabilities	$392,091	$479,005

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 15 – Commitments

Manufacturing and Research and Development Advisory Agreement

On February 1, 2026, the Company entered into a Manufacturing and Research and Development Advisory Agreement (the “Advisory Agreement”) with a nonemployee advisor to provide strategic and technical guidance in support of the development and commercialization of the Company’s artificial intelligence robotic technologies. The advisor has no authority to bind the Company, and the Advisory Agreement does not create an employment, partnership, joint venture, or fiduciary relationship. The Advisory Agreement has no fixed term and is terminable by either party upon 30 days’ prior written notice. All intellectual property developed through the collaboration is the sole and exclusive property of the Company.

Onboarding Equity Bonus. Upon execution of the Advisory Agreement, the Company issued 2,000,000 shares of common stock to the advisor as a one-time onboarding equity bonus. The shares vested immediately with no service or performance conditions. In accordance with Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation, the Company measured the award at the grant-date closing price of $0.042 per share and recognized stock-based compensation expense of $84,000 in full on February 1, 2026.

Performance-Based Warrants. The Advisory Agreement provides for the issuance of performance-based warrants, each entitling the advisor to purchase one share of common stock at an exercise price of $0.10 per share, with a five-year term and exercisable solely on a cashless basis. The warrants contain standard anti-dilution adjustments for stock splits, reverse stock splits, stock dividends, recapitalizations, and similar transactions. The warrants are earned upon achievement of the following milestones:

Milestone Category	Trigger	Warrants Earned
Product Commercialization	Each JDM/ODM stock-keeping unit (SKU) launched	1,000,000
Product Commercialization	Each contract manufactured (CM) SKU launched	500,000
Revenue-Based Earn-Out	Each $50,000,000 increment of trailing twelve-month revenue, up to $500,000,000	10,000,000 per increment, capped at 100,000,000 cumulative

Commercialization is defined as commencement of commercial launch with confirmed production. Warrants earned at each revenue milestone are cumulative, and the product commercialization category is not subject to a maximum cap.

Accounting Treatment. Following the Company’s adoption of Accounting Standards Update (ASU) 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, share-based payments to nonemployees are accounted for under the same framework as employee awards. The performance-based warrants are subject to performance conditions under ASC 718-10-25, and compensation expense is recognized when achievement of the performance condition becomes probable.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

As of the grant date and through the current reporting period, the Company assessed the probability of achieving any product commercialization or revenue-based earn-out milestone to be zero. Accordingly, no compensation expense has been recognized, and no warrants have been issued or are outstanding under these provisions. The Company will reassess probability at each reporting date and, upon a milestone becoming probable, will recognize a cumulative catch-up adjustment based on the grant-date fair value of the applicable warrants, with the remaining unrecognized expense recognized over the estimated remaining service period.

Warrant Classification. The Company evaluated the warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and ASC 480, Distinguishing Liabilities from Equity. The cashless exercise feature results in a fixed-for-fixed settlement in the Company’s own shares, and the anti-dilution provisions are limited to standard adjustments that do not preclude equity classification. Accordingly, the warrants are indexed to the Company’s own stock and meet the conditions for equity classification under ASC 815-40-25. If and when issued, the warrants will be classified within stockholders’ equity.

Potential Dilution. In addition to the 2,000,000 shares issued on February 1, 2026, the advisor is eligible to receive warrants to purchase up to 100,000,000 shares under the revenue-based earn-out milestones, plus uncapped additional warrants for each SKU successfully commercialized. Future share issuances and warrant exercises may have a dilutive effect on earnings per share in subsequent periods.

Joint Development, Manufacturing, And Licensing Agreement

On March 31, 2026, TechForce Robotics, Inc., a wholly-owned subsidiary of the Company (“TechForce”), entered into a Joint Development, Manufacturing, and Licensing Agreement (the “Agreement”) with Oncotelic Therapeutics, Inc. (“Oncotelic”) to jointly develop, manufacture, and commercialize artificial intelligence enabled, current Good Manufacturing Practice (“cGMP”) compliant robotic systems for use in pharmaceutical and biopharmaceutical manufacturing environments (the “Product”). The Product is intended to integrate Oncotelic’s proprietary PDAOAI artificial intelligence platform with TechForce’s robotic hardware and automation systems.

Under the Agreement, all artificial intelligence related developments are owned exclusively by Oncotelic, all solely developed robotic hardware and mechanical engineering developments are owned exclusively by TechForce, and jointly developed intellectual property is owned jointly by the parties. During the term of the Agreement and for twelve (12) months thereafter, TechForce is restricted from licensing the jointly developed intellectual property to third parties for use in the pharmaceutical manufacturing industry, but is not otherwise restricted from competing in the pharmaceutical industry using its own technology. Each party’s total cumulative liability under the Agreement is capped at the greater of $1,000,000 or the trailing twelve (12) month payments by the other party, subject to customary exceptions for indemnification, confidentiality, intellectual property, and willful misconduct.

The Agreement has an initial term of one (1) year and automatically renews for successive five (5) year terms unless either party provides at least sixty (60) days’ prior written notice of non-renewal. Either party may also terminate the Agreement for convenience upon sixty (60) days’ prior written notice or for uncured material breach upon thirty (30) days’ written notice. The Agreement does not specify minimum monetary commitments or guaranteed funding obligations; specific milestone payments, cost-sharing percentages, royalty rates, and revenue-sharing terms applicable to the commercialization of the Product are to be established in a separate Commercialization and Licensing Agreement (the “CLA”) to be executed by the parties prior to the first commercial sale of the Product. Pending execution of the CLA, no commercial sales, subscriptions, or other revenue-generating activities related to the Product may be initiated by either party.

The Company has evaluated the Agreement under Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements, and concluded that it constitutes a collaborative arrangement within the scope of ASC 808 because both parties are active participants exposed to significant risks and rewards dependent on the commercial success of the activity. As of March 31, 2026, no consideration had been received or was receivable, no performance obligations were enforceable, and no assets, liabilities, revenue, or expenses had been recognized in the condensed consolidated financial statements with respect to the Agreement. A copy of the Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2026.

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Right-of-Use Operating Lease

On September 1, 2025, the Company’s subsidiary, SWC Group, Inc., executed a five-year triple-net lease for 23,437 square feet of warehouse and distribution space at 13501 S. Main Street, Los Angeles, California 90061.

The landlord, 13501 S. Main Holdings, LLC, is a material lender to the Company.

●	Lease term: 60 months (five years), September 1, 2025 through August 31, 2030
●	Monthly lease payments:

○	Months 1–4: $0 per month (free rent)
○	Month 5: $22,800
○	Months 6–16: $39,680 per month
○	Months 17–28: $45,480 per month
○	Months 29–40: $47,080 per month
○	Months 41–51: $51,280 per month
○	Months 52–60: $52,880 per month

●	Total lease obligation: $2,610,000
●	Renewal option: None
●	Lease classification: Operating lease under ASC 842, recorded as a right-of-use asset and lease liability based on the present value of lease payments ($2,091,012) at lease commencement, discounted at the Company’s incremental borrowing rate of 8%
●	Lease incentives: Months 1–4 free rent
●	Guarantee: The Company
●	Security deposit: $15,000

The Company recognizes lease expense on a straight-line basis over the lease term.

At March 31, 2026 and June 30, 2025, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2026 and June 30, 2025.

	March 31, 2026	June 30, 2025
Assets

Operating lease - right-of-use asset - non-current	$1,847,061	$-

Liabilities

Operating lease liability	$2,087,836	$-

Weighted-average remaining lease term (years)	4.42	-

Weighted-average discount rate	8%	-

The components of lease expense were as follows:

	March 31, 2026	March 31, 2025

Operating lease costs

Amortization of right-of-use operating lease asset	$243,951	$-
Lease liability expense in connection with obligation repayment	$98,984	-
Total operating lease costs	$342,935	$-

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$102,160	$-
Right-of-use asset obtained in exchange for new operating lease liability	$2,091,012	$-

NIGHTFOOD HOLDINGS, INC. AND SUBSIDIARIES

DBA TECHFORCE ROBOTICS

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Future minimum lease payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31,:

2026 (3 months)	$119,040
2027	510,960
2028	555,360
2029	590,160
2030	626,560
Thereafter	105,760
Total undiscounted cash flows	2,507,840
Less: amount representing interest	420,004
Present value of operating lease liability	2,087,836
Less: current portion of operating lease liability	338,240
Long-term operating lease liability	$1,749,596

Note 16 – Subsequent Events

Subsequent to March 31, 2026, the Company had the following transactions:

Supply Agreement

Subsequent to March 31, 2026, on April 11, 2026, TechForce Robotics, Inc., a wholly-owned subsidiary of the Company (“TechForce”), entered into a three-party Supply Agreement (the “Agreement”) with NUWA Robotics Corp. (“NUWA”) and Hon Hai Precision Industry Co., Ltd. (“Hon Hai”), with a stated commencement date of March 6, 2026. The Agreement establishes a development, manufacturing, and supply framework for robotic systems and related electromechanical products (collectively, the “Products”), under which TechForce defines the commercial requirements and retains ownership of all product specifications, designs, and associated intellectual property; NUWA provides engineering development, system integration, and coordinates manufacturing with Hon Hai; and Hon Hai manufactures, assembles, and tests the Products in accordance with the approved specifications and quality standards.

The Agreement has an initial term of two (2) years and automatically renews for successive one (1) year terms unless terminated upon at least three (3) months’ prior written notice, and may also be terminated by either party for uncured material breach upon thirty (30) days’ written notice. Hon Hai warrants the Products against defects in workmanship and non-conformity with manufacturing requirements for twelve (12) months following delivery. The Agreement does not specify minimum purchase commitments or guaranteed volumes; purchase quantities, unit prices, payment terms, and delivery schedules are to be established in individual purchase orders. Each party’s total cumulative liability is capped at the greater of (i) $1,000,000 or (ii) 100% of the aggregate amounts paid or payable to Hon Hai prior to the first anniversary of mass production, subject to customary exceptions for breach of confidentiality, intellectual property infringement, and indemnification. The Agreement is governed by the laws of Singapore, with disputes subject to final and binding arbitration before the Singapore International Arbitration Centre.

No amounts have been recognized in the condensed consolidated financial statements with respect to the Agreement, and management does not expect the Agreement to result in recognized amounts until purchase orders are issued and Products are received. A copy of the Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2026.

Convertible Note Payable

On April 6, 2026, the Company issued an unsecured convertible debenture with a principal amount of $2,500,000 and a $100,000 original issue discount, receiving net cash proceeds of $2,400,000. The debenture bears interest at 12% per annum, payable in cash or, at the Company’s option, in shares of common stock at $0.04 per share, and matures on April 5, 2027.

The debenture is convertible solely at the Company’s option (not the holder’s) into common stock at a fixed conversion price of $0.04 per share, subject only to customary anti-dilution adjustments. It contains no down-round, full-ratchet, or variable conversion price features and is subject to a 4.99% beneficial ownership limitation (increaseable to 9.99% upon 61 days’ prior written notice).

The Company may prepay all or any portion of the outstanding principal and accrued interest at 100% of the redemption amount upon 10 days’ prior written notice, subject to no Event of Default and the common stock remaining listed on its principal trading market. Upon an uncured Event of Default, principal and accrued interest become immediately due and payable.

The Company evaluated the embedded conversion feature under ASC 815-15-25-1 and ASC 815-40, concluded that the fixed conversion price is indexed solely to the Company’s common stock and qualifies for the scope exception in ASC 815-10-15-74(a), and accordingly accounts for the debenture as a single liability under ASC 470-20.

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

OVERVIEW

Business Overview

Nightfood Holdings, Inc., dba TechForce Robotics (“Nightfood,” “NGTF,” “TechForce Robotics,” or the “Company”), operates through five wholly owned subsidiaries (excluding Nightfood, Inc. which is a discontinued operation) that collectively position us to capitalize on the accelerating demand for automation and efficiency in the hospitality and foodservice industries: TechForce Robotics, Inc. (formerly Skytech Automated Solutions Inc.), Future Hospitality Ventures Holdings Inc. (d/b/a RoboOp365), SWC Group, Inc. (d/b/a CarryOutSupplies.com), Victorville Treasure Holdings, LLC and Treasure Mountain Holdings, LLC.

The Company’s operations span Robotics-as-a-Service (“RaaS”), autonomous service robotics, enterprise automation, hospitality technology, supply-chain support, custom engineering, and operational infrastructure designed to support scalable commercial deployments. Through its subsidiaries and strategic relationships, the Company is focused on integrating AI-Enhanced robotics and automation technologies into real-world operating environments to improve labor efficiency, workflow optimization, customer service, and operational consistency.

In addition to internal development initiatives, the Company actively collaborates with sector-leading operators, manufacturers, technology partners, and enterprise customers to co-develop practical automation solutions tailored to industry-specific use cases. These partnerships allow the Company to design, refine, validate, and deploy technologies within live commercial environments, enabling product development driven by operational requirements, customer feedback, and real-world performance data rather than purely conceptual applications.

The Company also continues to pursue strategic acquisitions, distribution relationships, manufacturing collaborations, and vertical integration initiatives intended to expand its technological capabilities, commercialization platform, operational footprint, and long-term market penetration strategy.

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

On September 30, 2025, the Company completed the acquisition of Treasure Mountain Holdings, LLC, the owner of the Hilton Garden Inn Palm Springs - Rancho Mirage, for total consideration of approximately $42.28 million (excluding contingent consideration of $4.8 million), which was satisfied through the issuance of 176,167 shares of Series C Convertible Preferred Stock.

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

SWC’s Products and Services

The Company believes that SWC (doing business as CarryOutSupplies.com) is one of the most recognized names in the custom-printed foodservice packaging industry, serving as both a revenue-generating subsidiary and a strategic channel for introducing our robotics and automation solutions to the market. With over 6,000 customers served across the United States since inception, SWC has established a strong reputation for quality, reliability, and service.

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

Note 2 to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. There were no significant changes in our critical accounting estimates during the nine months ended March 31, 2026.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31,		Period Change
	2026	2025	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues - net	$2,709,023	$1,264	$2,707,759	214,221%	A
Cost of sales	724,361	-	724,361	N/M	B
Depreciation and amortization	1,063,102	-	1,063,102	N/M	C
General and administrative expenses	5,091,316	1,566,833	3,524,483	225%	D
Loss from operations	(4,169,756)	(1,565,569)	2,604,187	166%
Other income (expense) - net	(1,250,441)	(944,204)	306,237	32%	E
Loss from continuing operations	(5,420,197)	(2,509,773)	2,910,424	116%
Loss from discontinued operations	(487)	(31,779)	(31,292)	(98)%
Net loss	$(5,420,684)	$(2,541,552)	$2,879,132	113%

A. Revenues - net

Revenues were $2,709,023 for the three months ended March 31, 2026, compared to $1,264 in the prior-year quarter. Current-quarter continuing-operations revenues by reportable segment were:

●	Hotel Operations: $2,381,085, or 88% of revenues, representing the second full quarter of operations for both the Holiday Inn Victorville and the Hilton Garden Inn Rancho Mirage;
●	Foodservice Packaging: $322,069, or 12% of revenues, representing the fourth full quarter of contribution from SWC; and
●	Robotics-as-a-Service: $5,869, or less than 1% of revenues, from pilot deployments and recurring service fees across hospitality, casino, retail, stadium, and other venues.

The prior-year quarter included only incidental revenues; the hotels had not yet been acquired and SWC was acquired on the last day of that quarter. See “Hotel Operations Discussion” below.

B. Cost of Sales

Cost of sales was $724,361 for the current quarter, compared to none in the prior-year quarter, reflecting property-level operating costs at the two hotels (payroll, utilities, guest supplies, franchise and management fees, and food and beverage costs), product and distribution costs at the foodservice packaging operation, and direct deployment costs in the robotics business. Cost of sales attributable to the legacy snacks and beverages business is presented within the loss from discontinued operations line item for both periods and is therefore not reflected in the continuing-operations cost of sales above.

C. Depreciation and Amortization

Depreciation and amortization expense was $1,063,102 for the current quarter, compared to none in the prior-year quarter. The increase reflects a full quarter of depreciation of the hotel buildings, land improvements, and furniture, fixtures and equipment acquired during the first quarter of fiscal 2026, amortization of acquired franchise, customer relationship, and other intangible assets, and amortization of operating lease right-of-use assets recognized in connection with the hotel and corporate operations.

D. General and Administrative Expenses

General and administrative expenses were $5,091,316 for the current quarter, compared to $1,566,833 in the prior-year quarter, an increase of $3,524,483, or 225%. The principal drivers were:

●	Expanded payroll, benefits, and contracted services to support the hotel, foodservice packaging, and robotics operations and corporate support functions;
●	Non-cash stock-based compensation, including the vesting of Series C convertible preferred stock issued as compensation and common stock issued for services;
●	Public company professional fees, including audit, tax, legal, SEC reporting, transfer agent, director and officer insurance, and investor relations;
●	Integration and start-up costs related to combining the hotel, packaging, and robotics operations under a unified operating platform;
●	Hotel property-level and segment corporate overhead, including regional management, revenue management, information technology, and centralized purchasing; and
●	General inflationary pressures on compensation, insurance, and other overhead.

Loss from Operations

Loss from operations widened to $(4,169,756) for the current quarter from $(1,565,569) in the prior-year quarter, an increase in the operating loss of $2,604,187, or 166%. The hotel properties continue to operate within their stabilization period (during which occupancy and rate levels are typically below long-term targets while operating costs and capital improvement requirements remain elevated), and the Company is absorbing the full cost structure of an expanded multi-segment public company. Current-quarter revenues did not yet cover current-quarter operating costs and depreciation and amortization.

E. Other Income (Expense) - net

Other expense, net, was $(1,250,441) for the current quarter, compared to $(944,204) in the prior-year quarter, an increase in net other expense of $306,237, or 32%. The increase reflects substantially higher interest expense and debt discount amortization on the Company’s expanded debt structure (including hotel mortgage notes and convertible notes payable issued during fiscal 2026), partially offset by a $1,290,823 non-cash gain on the change in fair value of derivative liabilities. See further detail below.

Net Loss

	Three Months Ended March 31,		Period Change
	2026	2025	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Net Loss	$(5,420,684)	$(2,541,552)	$2,879,132	113%

Net loss was $(5,420,684) for the current quarter, compared to $(2,541,552) in the prior-year quarter, an increase of $2,879,132, or 113%. The principal drivers of the increase were:

(i)	A wider operating loss of $(4,169,756), as discussed in items A through D above, reflecting the cost structure of an expanding multi-segment operating company during the hotel stabilization period;
(ii)	Higher non-operating expense (item E), principally driven by a $1,620,303 increase in interest expense and amortization of debt discount, partially offset by a $1,290,823 non-cash gain on the change in fair value of derivative liabilities and a modest decrease in derivative expense; partially offset by
(iii)	A $31,292 reduction in the loss from discontinued operations as wind-down activities for the legacy snacks and beverages business were substantially completed effective June 30, 2025.

OTHER INCOME (EXPENSE) - NET

Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,		Period Change
	2026	2025	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$-	$3,811	$(3,811)	(100)%	A
Other income	6,101	-	6,101	N/M	B
Derivative expense	(590,630)	(611,583)	(20,953)	(3)%	C
Interest expense (including amortization of debt discount)	(1,956,735)	(336,432)	1,620,303	482%	D
Change in fair value of derivative liabilities	1,290,823	-	1,290,823	N/M	E
Total other income (expense) - net	$(1,250,441)	$(944,204)	$306,237	32%

A - Interest Income

Interest income was none for the current quarter, compared to $3,811 in the prior-year quarter. The decrease reflects the absence of an interest-bearing acquisition note receivable that was outstanding during the prior-year quarter.

B - Other Income

Other income was $6,101 for the current quarter, with no comparable amount in the prior-year quarter, consisting of miscellaneous incidental items.

C - Derivative Expense

Derivative expense was $(590,630) for the current quarter, compared to $(611,583) in the prior-year quarter, a modest decrease of $20,953. The current-quarter charge reflects the bifurcation of conversion features on the three convertible notes issued during the current quarter:

●	January 10, 2026 senior secured convertible note: $239,342 was charged to derivative expense at issuance;
●	March 19, 2026 senior secured convertible note: $242,005 was charged to derivative expense at issuance; and
●	March 31, 2026 related-party convertible note: $109,283 was charged to derivative expense at issuance.

Derivative expense represents the excess, at issuance, of the fair value of bifurcated conversion features and other embedded derivatives over the net proceeds received on the underlying convertible debt instruments.

D - Interest Expense (including amortization of debt discount)

Interest expense, including amortization of debt discounts, increased $1,620,303, or 482%, to $1,956,735 for the current quarter from $336,432 in the prior-year quarter. The increase reflects substantially higher average outstanding debt during the current quarter, including the hotel mortgage notes payable and the Company’s previously-issued senior secured convertible note and other notes payable outstanding throughout the quarter, together with three additional convertible notes payable issued during the current quarter:

●	January 10, 2026 senior secured convertible note with a face amount of $1,175,000, original issue discount of $201,252, and net proceeds of $973,748;
●	March 19, 2026 senior secured convertible note with a face amount of $1,176,471, original issue discount of $176,471, and net proceeds of $1,000,000; and
●	March 31, 2026 related-party convertible note.

Each of the Company’s senior secured convertible notes bears interest at 15% per annum (24% upon default). The increase in interest expense also reflects accrued default interest on instruments in default and significantly higher non-cash amortization of debt discount on the Company’s outstanding convertible notes.

E - Change in Fair Value of Derivative Liabilities

The Company recognized a non-cash gain of $1,290,823 for the current quarter from the favorable remeasurement of its bifurcated derivative liabilities to fair value at the reporting date. No comparable adjustment was recorded in the prior-year quarter as no instruments with bifurcated derivative liabilities were outstanding during that period. Because the fair value of these instruments is highly sensitive to changes in the Company’s common stock price and expected volatility, the period-over-period change can result in significant gains or losses that may not correlate with the Company’s operating performance.

Total Other Income (Expense) - net

Total net other expense increased to $(1,250,441) for the current quarter from $(944,204) in the prior-year quarter, an increase of $306,237, or 32%, principally driven by the increase in interest expense and amortization of debt discount (item D), partially offset by the non-cash gain on the change in fair value of derivative liabilities (item E).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

	Nine Months Ended March 31,		Period Change
	2026	2025	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Revenues - net	$5,681,079	$1,681	$5,679,398	337858%	A
Cost of sales	1,974,415	-	1,974,415	N/M	B
Depreciation and amortization	2,414,226	-	2,414,226	N/M	C
General and administrative expenses	11,143,240	1,977,559	9,165,681	463%	D
Loss from operations	(9,850,802)	(1,975,878)	7,874,924	399%	E
Other income (expense) - net	(3,550,687)	(1,635,837)	1,914,850	117%	F
Loss from continuing operations	(13,401,489)	(3,611,715)	9,789,774	271%	G
Loss from discontinued operations	(3,050)	(174,054)	(171,004)	(98)%	H
Net loss	$(13,404,539)	$(3,785,769)	$9,618,770	254%	I

A. Revenues - net

Revenues were $5,681,079 for the nine months ended March 31, 2026, compared to $1,681 in the prior-year period. The increase principally reflects the contribution of the two hotel properties acquired during the first quarter of fiscal 2026 (closed August 27, 2025 and September 30, 2025) and a full nine months of contribution from the foodservice packaging operation. Current-period continuing-operations revenues by reportable segment were:

●	Hotel Operations: $4,551,198, or 80% of revenues, reflecting partial-period and full-period contribution from the two hotels since their respective acquisition dates;
●	Foodservice Packaging: $1,091,895, or 19% of revenues, reflecting a full nine months of contribution from SWC; and
●	Robotics-as-a-Service: $37,986, or less than 1% of revenues, from pilot deployments and recurring service fees.

The prior-year period was substantially pre-revenue with respect to continuing operations.

B. Cost of Sales

Cost of sales was $1,974,415 for the current period, compared to none in the prior-year period, reflecting the operating cost categories described in the corresponding three-month section. Prior-period cost of sales attributable to the legacy snacks and beverages business is presented within the loss from discontinued operations line item and is not reflected in the continuing-operations cost of sales above.

C. Depreciation and Amortization

Depreciation and amortization expense was $2,414,226 for the current period, compared to none in the prior-year period, reflecting depreciation of hotel and other acquired property and equipment, amortization of acquired intangible assets, and amortization of operating lease right-of-use assets, all of which were placed in service during the first quarter of fiscal 2026 and accordingly had no prior-year comparable activity within continuing operations.

D. General and Administrative Expenses

General and administrative expenses were $11,143,240 for the current period, compared to $1,977,559 in the prior-year period, an increase of $9,165,681, or 463%. Non-cash stock-based compensation alone accounted for $2,177,560 of current-period expense (including $1,810,840 from the vesting of Series C convertible preferred stock issued as compensation and $366,720 from common stock issued for services), and the Company recognized an additional $253,400 of expense from common stock issued for intellectual property. The remaining increase reflects expanded compensation and headcount across the segments and corporate functions, public company professional fees and compliance costs, integration and start-up expenses, and $58,769 of bad debt expense on receivables from new operations.

E. Loss from Operations

Loss from operations widened to $(9,850,802) for the current period from $(1,975,878) in the prior-year period, an increase in the operating loss of $7,874,924, or 399%. The wider loss reflects partial-period and stabilization-period economics of the hotel properties, the addition of segment-level costs in foodservice packaging and robotics, and the corporate overhead and stock-based compensation of an expanded multi-segment public company. Current-period revenues of $5,681,079 did not yet cover current-period operating costs and depreciation and amortization.

Segment Operating Performance

The consolidated loss from operations of $(9,850,802) reflects performance across the Company’s three reportable segments and corporate-level activities that are not allocated to the segments:

●	Hotel Operations: segment operating loss of $(1,687,974), reflecting stabilization-period economics at the two recently-acquired hotel properties, during which occupancy and rate performance is below long-term targets while property-level operating costs, depreciation, and amortization remain elevated;
●	Foodservice Packaging: segment operating loss of $(855,368);
●	Robotics-as-a-Service: segment operating loss of $(2,072,292), reflecting early-stage investment in pilot deployments, robotics development, and platform commercialization activities; and
●	Corporate overhead and unallocated: operating loss of $(5,239,784), representing the largest single component of the consolidated operating loss. Corporate-level activities include public company compliance, executive management, finance, legal, and other centralized functions that are not allocated to the reportable segments, as well as non-cash stock-based compensation expense.

F. Other Income (Expense) - net

Other expense, net, was $(3,550,687) for the current period, compared to $(1,635,837) in the prior-year period, an increase in net other expense of $1,914,850, or 117%. The increase principally reflects significantly higher interest expense and amortization of debt discount and increased non-cash derivative expense, partially offset by a non-cash gain on the change in fair value of derivative liabilities and the absence of a prior-year loss on debt extinguishment. See further detail below.

G. Net Loss from Continuing Operations

	Nine Months Ended March 31,	Nine Months Ended March 31,	Period Change	Period Change
	2026	2025	$ Amount	% Change
Net loss from continuing operations	$(13,401,489)	$(3,611,715)	9,789,774	271%

Net loss from continuing operations was $(13,401,489) for the current period, compared to $(3,611,715) in the prior-year period, an increase of $9,789,774, or 271%, reflecting the wider operating loss (items A through E) and the increase in net non-operating expense (item F).

H. Net Loss from Discontinued Operations

Net loss from discontinued operations was $(3,050) for the current period, compared to $(174,054) in the prior-year period, a decrease in the loss of $(171,004), or 98%. The improvement reflects the substantial completion of wind-down activities for the legacy snacks and beverages business effective June 30, 2025.

I. Net Loss

	Nine Months Ended March 31,		Period Change
	2026	2025	Increase (Decrease)
	Amount	Amount	$ Amount	% Change
Net Loss	$(13,404,539)	$(3,785,769)	$9,618,770	254%

Net loss was $(13,404,539) for the current period, compared to $(3,785,769) in the prior-year period, an increase of $9,618,770, or 254%. The principal drivers of the increase were:

(i)	A wider operating loss of $(9,850,802), as discussed in items A through E above, including $1,974,415 of cost of sales, $2,414,226 of depreciation and amortization, and $11,143,240 of general and administrative expenses (which included approximately $2,431,000 of non-cash stock-based and intellectual-property compensation) against current-period revenues of $5,681,079;
(ii)	An increase in net non-operating expense of $1,914,850 (item F), principally driven by interest expense of $4,131,634 in the current period compared to $981,199 in the prior-year period (reflecting hotel mortgage debt, the October 2025 senior secured convertible note with $1,929,500 of net proceeds, additional convertible note arrangements, and amortization of related debt discounts of $2,031,240 in the current period compared to $186,318 in the prior-year period), and an increase in derivative expense of $874,804; partially offset by a $2,028,810 non-cash gain on the change in fair value of derivative liabilities and the absence of a prior-year loss on debt extinguishment of $113,955; partially offset by
(iii)	A $171,004 reduction in the loss from discontinued operations as wind-down activities for the legacy snacks and beverages business were substantially completed effective June 30, 2025.

OTHER INCOME (EXPENSE) - NET

Nine Months Ended March 31, 2026 and 2025

	Nine Months Ended March 31,		Period Change
	2026	2025	Increase (Decrease)
Other income (expense) - net	Amount	Amount	$ Amount	% Change
Interest income	$-	$70,900	$(70,900)	(100)%	A
Other income	38,524	-	$38,524	N/M	B
Loss on debt extinguishment	-	(113,955)	(113,955)	(100)%	C
Derivative expense	(1,486,387)	(611,583)	874,804	143%	D
Interest expense (including amortization of debt discount)	(4,131,634)	(981,199)	3,150,435	321%	E
Change in fair value of derivative liabilities	2,028,810	-	$2,028,810	N/M	F
Total other income (expense) - net	$(3,550,687)	$(1,635,837)	$1,914,850	117%

A - Interest Income

Interest income was none for the current period, compared to $70,900 in the prior-year period. The decrease reflects the absence of an interest-bearing acquisition note receivable that was outstanding during the prior-year period.

B - Other Income

Other income was $38,524 for the current period, with no comparable amount in the prior-year period.

C - Loss on Debt Extinguishment

No loss on debt extinguishment was recognized for the current period, compared to a loss of $(113,955) in the prior-year period arising from the July 2024 modification of two convertible notes that qualified as a debt extinguishment, in connection with which the Company issued 1,667 shares of Series D convertible preferred stock.

D - Derivative Expense

Derivative expense was $(1,486,387) for the current period, compared to $(611,583) in the prior-year period, a significant increase of $874,804. The current-period charge reflects the bifurcation of conversion features on the four convertible notes issued during the current period:

●	October 8, 2025 senior secured convertible note: $895,757 was charged to derivative expense at issuance;
●	January 10, 2026 senior secured convertible note: $239,342 was charged to derivative expense at issuance;
●	March 19, 2026 senior secured convertible note: $242,005 was charged to derivative expense at issuance; and
●	March 31, 2026 related-party convertible note: $109,283 was charged to derivative expense at issuance.

Derivative expense represents the excess, at issuance, of the fair value of bifurcated conversion features and other embedded derivatives over the net proceeds received on the underlying convertible debt instruments.

E - Interest Expense (including amortization of debt discount)

Interest expense, including amortization of debt discounts, increased $3,150,435, or 321%, to $4,131,634 for the current period from $981,199 in the prior-year period. The increase reflects substantially higher average outstanding mortgage and convertible debt balances during the current period, including the hotel mortgage notes payable assumed in connection with the hotel acquisitions and four convertible notes payable issued during the current period:

●	October 8, 2025 senior secured convertible note with a face amount of $2,270,000, original issue discount of $340,500, and net proceeds of $1,929,500;
●	January 10, 2026 senior secured convertible note with a face amount of $1,175,000, original issue discount of $201,252, and net proceeds of $973,748;
●	March 19, 2026 senior secured convertible note with a face amount of $1,176,471, original issue discount of $176,471, and net proceeds of $1,000,000; and
●	March 31, 2026 related-party convertible note.

The three senior secured convertible notes generated aggregate net proceeds of $3,903,248. Each senior secured convertible note bears interest at 15% per annum (24% upon default). The increase in interest expense also reflects accrued default interest on instruments in default and significantly higher non-cash amortization of debt discount of $2,031,240 in the current period compared to $186,318 in the prior-year period.

F - Change in Fair Value of Derivative Liabilities

The Company recognized a net non-cash gain of $2,028,810 for the current period from favorable remeasurement of its bifurcated derivative liabilities to fair value at the reporting date. No comparable adjustment was recorded in the prior-year period.

Total Other Income (Expense) - net

Total net other expense increased to $(3,550,687) for the current period from $(1,635,837) in the prior-year period, an increase of $1,914,850, or 117%, principally driven by the increase in interest expense (item E) and the increase in derivative expense (item D), partially offset by the net gain on the change in fair value of derivative liabilities (item F) and the absence of a prior-period loss on debt extinguishment (item C).

HOTEL OPERATIONS DISCUSSION

During the first quarter of fiscal 2026, the Company completed two hotel acquisitions that transformed it into an owner and operator of lodging properties in addition to its foodservice packaging and robotics businesses:

●	Holiday Inn Victorville, California: a 155-room property acquired on August 27, 2025 in a share exchange transaction valued at approximately $46.1 million. Consideration consisted of 216,667 shares of Series C convertible preferred stock valued at $39,000,060, with up to an additional 41,667 shares (valued at $7,125,000) issuable as contingent consideration. The property is being established as a Company AI hospitality innovation hub for robotics deployment, testing, and operational benchmarking.
●	Hilton Garden Inn Rancho Mirage, California: a 120-room property acquired on September 30, 2025 in a share exchange transaction valued at approximately $47.1 million. Consideration consisted of 176,167 shares of Series C convertible preferred stock valued at $42,280,080, with up to an additional 20,000 shares (valued at $4,800,000) issuable as contingent consideration. The property is strategically located adjacent to Cotino, a Storyliving by Disney community, and serves as a flagship property for the Company’s robotics platform.

The hotels added a substantial revenue base, property-level operating costs, depreciation and amortization, and mortgage debt to the consolidated financial statements. The March 2026 quarter represented the second full quarter of operations for both properties. Management is implementing revenue-management initiatives, updated reservation systems, and targeted marketing intended to grow occupancy, average daily rate (“ADR”), and revenue per available room (“RevPAR”) over time. The Company is also integrating the hotels with the broader robotics platform, including the planned deployment of TechForce Robotics AI-powered service robots for housekeeping, food service, and guest management functions.

Hotel properties typically experience a stabilization period of 12 to 24 months following acquisition, during which occupancy and rate performance is below long-term targets while operating costs and capital improvement requirements remain elevated. Management expects hotel-level performance and cash flows to improve as integration progresses, although there can be no assurance that targeted operating performance or return on invested capital will be achieved. Hotel operations are inherently sensitive to general economic conditions, business and leisure travel trends, competitive supply additions, weather, and other factors outside the Company’s control.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

For the nine months ended March 31, 2026, the Company had a net loss of $(13,404,539) and net cash used in operating activities of $(5,215,977). At March 31, 2026, the Company had:

●	An accumulated deficit of $(60,158,383);
●	A working capital deficit of $(23,498,273), reflecting current liabilities of $25,381,978 in excess of current assets of $1,883,705;
●	Positive total stockholders’ equity of $82,614,372, a substantial improvement from the stockholders’ deficit of $(17,332,174) at June 30, 2025, attributable principally to the reclassification of approximately $106,298,927 of convertible preferred stock from temporary equity to permanent stockholders’ equity effective November 19, 2025 following the increase in authorized common shares from 200,000,000 to 900,000,000; and
●	Cash on hand of $732,691 (the Company holds no cash equivalents).

These factors, including recurring losses from continuing operations, limited operating cash flows, and dependence on debt and equity financing, continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the accompanying condensed consolidated financial statements. The accompanying financial statements have been prepared on a going-concern basis and do not include any adjustments to the carrying amounts or classifications of assets or liabilities that might result from this uncertainty.

Management’s plans to address these conditions include:

●	Increasing revenue and operating profitability at the hotel properties, including through revenue-management initiatives, cost controls, and selective capital investments, and the potential pursuit of additional hotel acquisitions;
●	Scaling foodservice packaging and robotics revenues, including through cross-selling into the hotel customer base and expanding robotic deployments into casinos, stadiums, convention centers, public schools, assisted living facilities, and other verticals;
●	Pursuing additional debt and equity financing, including potential drawdowns under the Equity Purchase Agreement entered into on October 8, 2025, mortgage refinancings, and additional equity issuances;
●	Advancing the planned uplisting to a national securities exchange;
●	Commercializing the Beverage Bot platform unveiled in December 2025 and pursuing strategic collaborations, including the Joint Development, Manufacturing and Licensing Agreement entered into on March 31, 2026 and the Supply Agreement executed on April 11, 2026; and
●	Maintaining disciplined capital allocation, including reviewing underperforming assets and considering asset sales, restructurings, or partnership arrangements where appropriate.

There can be no assurance that these plans will be successful or that additional financing will be available on acceptable terms or in sufficient amounts. If the Company is unable to obtain necessary financing or improve operating cash flows, it may be required to delay or curtail expansion plans, sell or restructure assets, restructure or refinance obligations, or pursue other strategic alternatives.

Cash

			Period Change
			Increase (Decrease)
	March 31, 2026	June 30, 2025	$ Amount	% Change
Cash and cash equivalents	$732,691	$350,231	$382,460	109%

Cash increased $382,460, or approximately 109%, to $732,691 at March 31, 2026 from $350,231 at June 30, 2025. The increase reflects approximately $4.8 million of net financing proceeds and $1,269,000 of cash acquired in the hotel acquisitions, partially offset by approximately $5.2 million of cash used in operating activities, $215,771 of contractual debt principal repayments, and $252,179 of capital expenditures. The Company does not hold any cash equivalents.

Summary of Cash Flow Activities

	Nine Months Ended March 31,		Period Change
	2026	2025	Increase (Decrease)
Net Cash Provided by (Used in)	Amount	Amount	$ Amount	% Change
Operating activities	$(5,215,977)	$(665,254)	$4,550,723	684%
Investing activities	1,016,821	(294,790)	$1,311,611	445%
Financing activities	4,581,616	959,650	$3,621,966	377%
Net change in cash	$382,460	$(394)	$382,854	97171%

Operating Activities

Cash used in operating activities increased $4,551,007, to $(5,215,977), reflecting the wider net loss, unfavorable working capital changes (most notably a $(221,571) decrease in accounts payable and accrued expenses and a $(188,366) increase in accounts receivable), partially offset by a $2,271,092 increase in related-party accounts payable and accrued expenses and significantly higher non-cash charges. Material non-cash charges that partially offset the net loss included $2,174,582 of depreciation and amortization, $1,486,387 of derivative expense, $2,031,240 of amortization of debt discount, $2,177,560 of stock-based compensation, and $253,400 of stock issued for intellectual property, partially reduced by a $(2,028,810) non-cash gain on the change in fair value of derivative liabilities.

Investing Activities

Investing activities provided $1,016,821 of cash, compared to a use of $(294,790) in the prior-year period. The change reflects $1,269,000 of cash acquired in connection with the hotel acquisitions and $(252,179) of capital expenditures for robotics units, hotel furniture, fixtures and equipment, and other property and equipment. The prior-year period reflected $28,253 of cash acquired in connection with the Skytech acquisition, $(39,700) of capital expenditures, and $(283,343) of acquisition-related costs financed directly with debt.

Financing Activities

Financing activities provided $4,581,616 of cash, compared to $959,650 in the prior-year period. Current-period sources of cash consisted of $894,423 in proceeds from the issuance of common stock to third-party investors in private placement transactions and $3,903,248 in aggregate net proceeds from the issuance during the period of three senior secured convertible notes:

●	October 8, 2025 senior secured convertible note: net proceeds of $1,929,500;
●	January 10, 2026 senior secured convertible note: net proceeds of $973,748; and
●	March 19, 2026 senior secured convertible note: net proceeds of $1,000,000.

These sources were partially offset by $(18,272) of contractual principal repayments on notes payable and $(197,783) of contractual principal repayments on hotel mortgage notes payable.

On March 31, 2026, the Company also issued a related-party convertible note in exchange for the non-cash conversion of $73,927 of related-party accounts payable; that issuance is reflected in the supplemental disclosure of non-cash investing and financing activities and is therefore excluded from current-period financing activities cash flow.

The prior-year financing activity consisted entirely of $959,650 of proceeds from a single convertible note. The shift reflects the Company’s transition to a more diversified capital structure to fund hotel operations, integration, capital investments, and working capital.

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

Significant estimates for the nine months ended March 31, 2026 and 2025, respectively, include the following:

●	Allowance for Doubtful Accounts and Other Receivables - Management evaluates the collectability of accounts and other receivables based on historical trends, customer-specific credit risk, aging, and current economic conditions. Adjustments to the allowance are recorded as necessary to reflect expected losses.
●	Inventory Reserves and Classifications - We assess our inventory for obsolescence, impairment, and classification between raw materials, work-in-process, and finished goods. Changes in demand forecasts, damage, or excess supply may lead to write-downs to net realizable value.
●	Valuation of Goodwill and Intangible Assets (Acquired in an Acquisition) - Goodwill and indefinite-lived intangible assets are not amortized but are tested annually for impairment, or more frequently if events or circumstances indicate possible impairment. Valuation involves estimating future discounted cash flows or applying a market-based approach.
●	Impairment Losses Related to Goodwill and Intangible Assets - We periodically assess long-lived assets and intangible assets with finite lives for impairment when indicators of impairment are present. The process includes evaluating future cash flows and other market-based factors.
●	Valuation of Loss Contingencies - We assess potential liabilities from legal proceedings, regulatory matters, and other contingencies and recognize a liability when it is both probable that a loss has been incurred and the amount can be reasonably estimated.
●	Valuation of Stock-Based Compensation - We estimate the fair value of stock-based compensation awards using appropriate valuation models (e.g., Black-Scholes), which include assumptions such as volatility, risk-free interest rate, and expected term. The resulting expense is recognized over the requisite service period.
●	Estimated Useful Lives of Property and Equipment - Depreciation is calculated using estimated useful lives of our tangible assets. These estimates reflect management’s judgment on the period the assets are expected to be used and are adjusted if conditions warrant a revision.

●	Uncertain Tax Positions - We evaluate our tax positions in accordance with ASC 740 and recognize a liability when it is more likely than not that a tax position will not be sustained upon examination by tax authorities. Estimates are updated as new information becomes available.
●	Valuation Allowance on Deferred Tax Assets - Deferred tax assets are recognized only to the extent it is more likely than not they will be realized. This assessment includes consideration of future taxable income, tax planning strategies, and historical results. A full valuation allowance remains in place as of March 31, 2026.

Please refer to Note 2 - Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, for a comprehensive description of these policies. There were no material changes in our critical accounting policies or estimates during the nine months ended March 31, 2026, though the Company continues to monitor the impact of business combinations, evolving market conditions, and financing transactions (including convertible debt and stock-based compensation) on the valuation of assets, liabilities, and equity-based instruments.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at March 31, 2026 due to the lack of full-time accounting and management personnel. We will consider hiring additional employees when we obtain sufficient capital.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2026, the Company issued the unregistered equity securities described below. Except as otherwise noted, the issuances were made in private transactions in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D promulgated thereunder. Each recipient represented that it was an accredited investor or otherwise qualified to participate in the transaction and that the securities were acquired for investment and not with a view to distribution. The certificates bear restrictive legends. No underwriters were engaged and no underwriting discounts or commissions were paid.

Common Stock Issued for Advisory Services. On February 1, 2026, the Company issued 2,000,000 shares of common stock to a nonemployee advisor as a one-time onboarding equity bonus under an advisory agreement, having an aggregate fair value of approximately $84,000.

Common Stock Issued for Acquisition of Intellectual Property. On February 17, 2026, the Company issued 7,000,000 shares of common stock to an individual seller as consideration for the acquisition of the BIM-E intellectual property and related technology assets, having an aggregate fair value of approximately $253,400. The issuance was exempt under Section 4(a)(2) of the Securities Act.

Common Stock Issued on Conversion of Convertible Notes Payable. The Company issued an aggregate of 10,100,000 shares of common stock upon conversion of outstanding principal and accrued interest under convertible promissory notes at the contractual conversion price of $0.033 per share. The conversions were exempt under Section 3(a)(9) of the Securities Act, as the shares were exchanged exclusively with existing security holders and no commission or other remuneration was paid for soliciting the exchange.

Common Stock Issued on Conversion of Series C Convertible Preferred Stock. The Company issued 273,804,000 shares of common stock upon conversion of 45,634 shares of Series C Convertible Preferred Stock at the contractual ratio of 6,000 shares of common stock for each share of Series C Convertible Preferred Stock, on the same Section 3(a)(9) basis described above.

Series C Convertible Preferred Stock Vested as Compensation. 24,283 shares of Series C Convertible Preferred Stock vested under previously granted compensation awards.

Convertible Promissory Note Issued to Related Party. On March 31, 2026, the Company issued a convertible promissory note with a face value of $73,927 to a related party in settlement of outstanding accounts payable. The note is convertible into common stock at a conversion price equal to 65% of the lowest trading price during the 20 trading days preceding the conversion date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

See footnote 5 to the unaudited condensed consolidated financial statements with respect to various debt arrangements in default, including loans #1-#14, #18 and #29 at March 31, 2026.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements. During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit	Exhibit Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2017)
3.3	Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2025)
3.4	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (333-193347) filed with the Commission on January 13, 2014)
3.5	Certificate of Designation - Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 17, 2018)
3.6	Amendment to Certificate of Designation - Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 31, 2025)
3.7	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Super Voting Preferred Stock (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on January 31, 2024)
3.9	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock(incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock(incorporated by reference to Exhibit 3.2 on the Registrant’s Current Report on Form 8-K/A filed with the Commission on March 19, 2024)
3.11	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2025).
4.1	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.47 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.2	Common Stock Purchase Warrant issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.52 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
4.3	Warrants issued to J.H. Darbie & Co., Inc. dated as of June 29, 2023 (incorporated by reference to Exhibit 4.3 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.4	Warrants issued to J.H. Darbie & Co., Inc. dated as of August 28, 2023 (incorporated by reference to Exhibit 4.6 on the Registrant’s Quarterly Report on Form10-Q filed with the Commission on December 29, 2023)
4.5	Common Stock Purchase Warrant dated October 8, 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.1	Promissory Note issued to Fourth Man, LLC dated as of June 29, 2023 (Incorporated by reference to Exhibit 10.46 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).

10.2	Promissory Note issued to Fourth Man, LLC dated as of August 28, 2023 (Incorporated by reference to Exhibit 10.51 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.3	Securities Purchase Agreement with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.4	Promissory Note dated with Mast Hill Fund, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 20, 2023)
10.5	Securities Purchase Agreement dated as of June 29, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.45 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.6	Securities Purchase Agreement dated as of August 28, 2023 between the Company and Fourth Man, LLC (Incorporated by reference to Exhibit 10.50 on the Registrant’s Annual Report on Form 10-K filed with the Commission on October 13, 2023).
10.7	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.8	Promissory Note with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2023)
10.9	Share Exchange Agreement by and among Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., Sean Folkson as the holder of the Series A Preferred Stock of NGTF and the sole shareholder of FHVH dated January 22, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 26, 2024)
10.10	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.11	Promissory Note dated January 24, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2024)
10.12++	Consulting Agreement between Nightfood Holdings, Inc. and Sean Folkson, dated February 2, 2024. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.13++	Employment Agreement between Nightfood Holdings, Inc. and Lei Sonny Wang, dated February 2, 2024. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2024)
10.14	Letter Agreement between Fourth Man, LLC and Nightfood Holdings, Inc. dated February 1, 2024 (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2024)
10.15	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.16	Promissory Note dated March 12, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on March 20, 2024)
10.17	Securities Purchase Agreement with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.18	Promissory Note dated May 5, 2024 with Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 on the Registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2024)
10.19	Letter Agreement dated July 22, 2024 with Fourth Man, LLC amending the right to adjustment of the conversion price of certain promissory notes (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.20	Share Exchange Agreement dated September 4, 2024 with Nightfood Holdings, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc. and Sugarmade, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 10, 2024)
10.21	Promissory Note dated September 23, 2024 with Mast Hill Fund, L.P (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)

10.22	Securities Purchase agreement dated September 23, 2024 with Mast Hill Fund LP (incorporated by reference to the Registrant’s Form 10K filed with the Commission on December 27, 2024)
10.23	First Amendment to the Share Exchange Agreement dated December 10, 2024. (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on December 19, 2024)
10.24	Securities Purchase Agreement, dated October 8, 2025, by and between Nightfood Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.25	Senior Secured Promissory Note, dated October 8, 2025, issued by Nightfood Holdings, Inc. in favor of Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.26	Tenth Amendment to Security Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.27	Tenth Amendment to Pledge Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Jimmy Chan, and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.28	Tenth Amendment to Guarantee Agreement, dated October 8, 2025, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.29	Equity Purchase Agreement dated October 8, 2025 between Nightfood Holdings, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.30	Registration Rights Agreement dated October 8, 2025 between Nightfood Holdings, Inc., and Mast Hill Fund, L.P. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 21, 2025).
10.31	Share Exchange Agreement dated September 30, 2025. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2025).
10.32	Share Exchange Agreement dated August 27, 2025 with Victorville Treasure Holdings, LLC, SBZ Investment Industry Inc., Nuo Wei Zhang, Siyuan Li and Jue Wang (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 3, 2025)
10.33	Securities Purchase Agreement, dated January 10, 2026, by and between Nightfood Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).
10.34	Senior Secured Promissory Note, dated January 10, 2026, issued by Nightfood Holdings, Inc. in favor of Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).
10.35	Eleventh Amendment to Security Agreement, dated January 10, 2026, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).
10.36	Eleventh Amendment to Pledge Agreement, dated January 10, 2026, by and among Nightfood Holdings, Inc., Jimmy Chan, and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).
10.37	Eleventh Amendment to Guarantee Agreement, dated January 10, 2026, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on March 24, 2026).

10.38	Senior Secured Promissory Note, dated March 19, 2026, issued by Nightfood Holdings, Inc. in favor of Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 24, 2026).
10.39	Securities Purchase Agreement, dated March 19, 2026, by and between Nightfood Holdings, Inc. and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).
10.40	Twelfth Amendment to Security Agreement, dated March 19, 2026, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026)
10.41	Twelfth Amendment to Pledge Agreement, dated March 19, 2026, by and among Nightfood Holdings, Inc., Jimmy Chan, and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026)
10.42	Twelfth Amendment to Guarantee Agreement, dated March 19, 2026, by and among Nightfood Holdings, Inc., Nightfood, Inc., MJ Munchies, Inc., Future Hospitality Ventures Holdings Inc., SWC Group, Inc., TechForce Robotics, Inc., Victorville Treasure Holdings, LLC, Treasure Mountain Holdings, LLC and Mast Hill Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).
10.43	Joint Development, Manufacturing, and Licensing Agreement dated March 31, 2026, between TechForce Robotics, Inc., and Oncotelic Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 6, 2026).
10.44	Supply Agreement dated April 11, 2026, between NUWA Robotics Corp., Hon Hai Precision Industry Co., Ltd., and TechForce Robotics, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 16, 2026).
31.1*	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
++	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nightfood Holdings, Inc.

Dated: May 20, 2026	By:	/s/ Jimmy Chan
Jimmy Chan
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

